Form 10-Q
period 2016-06-30
GrowGeneration Corp.
filed 2016-08-19
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2016

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

503 North Main Street, Suite 740

Pueblo, Colorado 81003

(Address of principal executive offices)

800-935-8420

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of August 18, 2016, there were 10,053,548 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2013	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$450,828	$699,417
Accounts receivable, net of allowance of $6,500	147,520	37,554
Employee Advances	3,848	2,950
Inventory	2,150,280	1,311,639
Prepaid Expenses	3,303	17,036
Total Current Assets	2,755,779	2,068,596
Fixed Assets
Furniture and Equipment	487,881	291,241
Accumulated Depreciation	(41,028)	(20,005)
Total Fixed Assets, Net	446,853	271,236
Other Assets
Security Deposits	27,990	27,230
Goodwill	243,000	243,000
Total Other Assets	270,990	270,230

TOTAL ASSETS	$3,473,622	$2,610,062

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$445,024	$292,078
Short term borrowings	72,041	56,184
Customer Deposits	10,863	18,410
Payroll Liabilities	59,534	43,925
Sales Tax Payable	36,537	22,093
Current portion long-term debt	22,789	5,866
Total Current Liabilities	646,788	438,556
Long Term Liabilities
RMT-2005 Mitsubishi	28,042
Wells Fargo Equipment - Forklift	26,776
Hitachi Capital America Corp	21,124	23,999
Less current portion long-term debt	(22,789)	(5,866)
Total Long Term Liabilities	53,153
Total Liabilities	699,941	456,689
Stockholders' equity
Common stock .001 par value, 100,000,000 shares authorized; 10,048,548 shares issued and outstanding at June 30, 2016	10,049	8,968
Additional Paid In Capital	3,704,568	2,862,816
Accumulated deficit	(940,936)	(718,411)
Total Equity	2,773,681	2,153,373
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,473,622	$2,610,062

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

REVENUES
Sales	$1,906,998	$813,408	$3,448,597	$1,408,859
Cost of sales	(1,337,093)	(551,347)	(2,386,993)	(938,524)
Gross profit	569,905	262,061	1,061,604	470,335
EXPENSES
Advertising and promotion	21,518	6,553	26,803	18,514
Alarm and security	672	602	2,114	1,154
Automobile expense	12,735	3,744	16,155	5,675
Bad debt expense	3,409	-	3,688	-
Bank service charges	5,516	1,926	9,481	3,417
Cash (over) short	(984)	807	315	660
Credit card fees	12,726	6,777	23,513	11,434
Computer and internet expenses	5,484	1,657	10,373	3,018
Depreciation expense	11,121	2,890	21,023	5,140
Donations	-	-	500	-
Dues and subscriptions	99	-	99	45
Insurance expense	5,216	1,908	9,255	3,816
Interest expense	1,113	-	1,665	-
Finance charges	106	1,110	172	1,110
Janitorial expense	135	-	611	162
Licenses & permits	1,935	266	4,680	323
Meals and entertainment	12,454	5,628	19,515	9,604
Office supplies	5,612	2,024	15,856	5,956
Stock compensation	98,000	-	98,000	-
Stock option compensation	-	-	86,333	-
Officer salary	93,950	26,500	157,850	73,000
Salary and wages other	201,259	87,315	392,779	159,828
Payroll tax and benefits	27,125	11,254	53,127	24,172
Postage and delivery	2,265	183	2,904	486
Accounting & audit fees	19,000	10,480	35,000	15,820
Legal fees	12,126	10,000	20,326	10,000
Commissions & other professional fees	33,800	-	35,000	-
Rent expense	68,833	21,000	128,792	38,900
Repairs and maintenance	3,886	2,305	7,769	2,727
Supplies	7,193	994	10,541	1,373
Telephone expense	7,876	3,045	13,966	5,834
Training	20	300	1,419	300
Travel expense	26,660	13,308	49,601	18,901
Utilities	12,726	6,316	24,906	14,261
Total expense	713,586	228,892	1,284,131	435,630
Net ordinary income (loss)	(143,681)	33,169	(222,527)	34,705
Other income (expense)
Other Income
Startup costs	-	(2,592)	-	(11,220)
Net Income (Loss) before income taxes	(143,681)	30,577	(222,527)	23,485
Federal income tax expense	-	-	-	-
State income tax expense	-	-	-	-
Income Tax Benefit	-	-	-	-
Net Income (Loss)	$(143,681)	$30,577	$(222,527)	$23,485

Loss per common share	$(0.015)	$(0.008)	$(0.020)	$(0.008)

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(143,681)	$30,577	$(222,525)	$23,485
Adjustments to reconcile net income to net cash provided by operating activities:
Stock & Option compensation	98,000	-	184,333	-
Commissions	35,000	-	35,000	-
Depreciation and amortization	11,121	2,890	21,023	5,140
Bad debt expense	3,409	-	3,688	-
Deferred income taxes	-	-	-	-
Inventory market value reserve	-	-	(9,873)	-
(Increase) decrease in:
Accounts receivable	(36,795)	(11,221)	(113,654)	(28,138)
Employee advances	45	-	(898)	-
Inventory	(254,368)	(251,590)	(828,768)	(463,089)
Prepaid expenses	5,776	(681)	13,734	3,241
Security deposits	-	(2,500)	(760)	(2,500)
Increase (decrease) in:
Accounts payable	(150,813)	(75,667)	152,947	90,439
Customer deposits	(14,472)	7,361	(7,548)	4,073
Payroll liabilities	2,246	(5,821)	15,609	8,845
Sales tax payable	5,435	2,014	14,444	6,192
Net Cash Flow Used by Operating Activities	(439,097)	(304,638)	(743,248)	(352,312)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment	(67,401)	(53,450)	(196,640)	(67,825)
Net Cash Flow Used by Investing Activities	(67,401)	(53,450)	(196,640)	(67,825)

Cash Flows from Financing Activities:
Short term borrowings	(19,780)	9,439	15,856	33,907
Proceeds from long-term debt	28,042	-	56,569	-
Principal payments on long-term debt	(2,766)	-	(4,626)	-
Issuance of common stock	301,500	270,000	623,500	360,000
Net Cash Flow Provided by Financing Activities	306,996	279,439	691,299	393,907

Net Decrease in Cash and Cash Equivalents	199,502	78,649	248,589	26,230

Cash and Cash Equivalents at Beginning of period	650,330	162,979	699,417	110,559

Cash and Cash Equivalents at End of period	$450,828	$84,330	$450,828	$84,329

Supplemental Information:
Interest paid during period	$1,113	$-	$1,666	$-
Taxes paid during period	$-	$-	$-	$-

See Notes to the Unaudited Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, December 31, 2015	8,967,834	$8,968	$2,862,816	$(718,411)	$2,153,373

Issuance of common stock at $.70 per share	460,000	460	289,340	-	289,800

Warrants issued at $.70 per share			32,200	-	32,200

Stock option expense	-	-	86,333	-	86,333

Net (loss)	-	-	-	(78,844)	$(78,844)

Balances, March 31, 2016	9,427,834	$9,428	$3,270,689	$(797,255)	$2,482,862

Issuance of common stock at $.70 per share	430,714	431	270,919	-	271,350

Warrants issued at $.70 per share			30,150	-	30,150

Issuance of common stock at $.70 per share (Commission to Broker)	50,000	50	31,450	-	31,500

Warrants issued at $.70 per share (Commission to Broker)			3,500	-	3,500

Stock compensation at $.70 per share	140,000	140	97,860	-	98,000

Net (loss)	-	-	-	(143,681)	$(143,681)

Balances, June 30, 2016	10,048,548	$10,049	$3,704,568	$(940,936)	$2,773,681

See Notes to the Unaudited Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife and changed its name to GrowGeneration Corp. It maintains its principal office in Pueblo, Colorado.

GrowGeneration Corp is engaged in the business of owning and operating retail hydroponic stores through wholly owned subsidiaries. It currently owns Grow Generation Pueblo Corp. which operates retail hydroponic stores in Colorado located in Pueblo, Canon City, Trinidad, Conifer, Colorado Springs and Denver; and Grow Generation California Corp. which operates a retail store in Santa Rosa California. The Company today owns and operates 10 stores and is actively engaged in seeking to acquire additional hydroponic retail stores. The Company’s financial statement has been prepared in accordance with generally accepted accounting principles.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s financial statements are prepared on the accrual method of accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP). The consolidated financial statements of the Company included the accounts of GrowGeneration Pueblo Corp. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

Revenue Recognition

Revenue on product sales is recognized upon delivery or shipment. Customer deposits/layaway sales are not reported as income until final payment is received and the merchandise is delivered.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at June 30, 2016. Based on the Company's assessment of the credit history with customers having outstanding balances and current relationships with them. At June 30, 2016, the Company established an allowance for doubtful accounts of $6,500.

GrowGeneration Corporation and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
June 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Expenditures for maintenance and repairs are charged against operations. Renewals and betterment that materially extend the life of the asset are capitalized. Depreciation of property and equipment is provided on the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Estimated Lives
Vehicle	5 years
Furniture and fixtures	5-7 years
Computers and equipment	3-5 years
Leasehold improvements	10 years

For federal income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system.

Income Taxes

The Company accounts for income taxes in accordance with FASB ACS 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences related principally to depreciation of property and equipment, reserve for obsolete inventory and bad debt. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of June 30, 2016. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 month of the reporting date.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presentation of Sales Taxes

The Company is required to collect sales tax for the State of Colorado, State of California, City of Pueblo, City of Canon City, City of Colorado Springs, Pueblo County and Fremont County, Jefferson County, El Paso County, City & County of Denver, City of Santa Rosa ranging from 3.9% to 8.25% on the Company's sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the corresponding taxing authorities. The Company's accounting policy is to exclude the tax collected and remitted from revenue and cost of sales.

Advertising

The Company expenses all advertising and promotional costs when incurred. Advertising and promotional expense for the six months ending June 30, 2016 amounted to $26,803.

Freight and Shipping

It is the Company's policy to classify freight and shipping costs as part of cost of sales. Total freight and shipping costs for the six months ending June 30, 2016 was $21,505.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired in connection with an acquisition. The Company accounts for goodwill in accordance with the provisions of FASB Accounting Standards Update (ASU) 2014-02, Intangibles – Goodwill and Other (Topic 350) Accounting for Goodwill. provisions of FASB Accounting Standards Update (ASU) 2014-02, Intangibles – Goodwill and Other (Topic 350) Accounting for Goodwill. In accordance with FASB ASC Topic 350 for Intangibles – Goodwill and Other, goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, the first step of the two-step quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The carrying value of goodwill is tested for impairment at least annually.

Inventory

Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (first-in, first-out method) or market.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. ASU 2014-09 will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point of time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016. Non public entities are required to apply the guidance for annual periods beginning after December 15, 2017. Early application is not permitted for public entities. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's financial statements and disclosures.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

4.	LEASE COMMITMENTS

On March 1, 2016 the Company entered into a three year lease for 4,498 square feet of retail space and opened its 9th store located in Denver Colorado at a monthly rate of $3,650.

The Company leases its store facilities under operating leases ranging from $850 to $5,600 per month. The following is a schedule of future minimum rental payments required under the term of the operating leases as of June 30, 2016:

12 months Ending June 30,	Amount
2017	$267,940
2018	208,989
2019	141,917
2020	86,720
2021	16,800
Thereafter	-
$722,366

Rent expense under all operating leases for the six months ending June 30, 2016 and 2015 was $128,792 and $38,900, respectively.

5.	OTHER COMMITMENTS

Effective May 2014, the Company entered into employment agreements with its CEO and President. The agreements require payment of monthly wages and benefits. These agreements expire May 2017.

In April 2015, the Company acquired approximately $30,000 of inventory at cost from Green Growers, Inc., a retail store located in Canon City, Colorado. In connection therewith, the Company engaged the CEO of Green Growers, Inc., as a sales consultant for a period of two years. The agreement requires a base fee of $1,200 per month during the first year and $600 per month during the second year, together with incentive compensation for any new business he generates, in a n amount equal to 25% of the gross profit on all such goods and services generated. In addition, the Company issued this consultant 10,000 five (5) year options, exercisable at a price of $0.60 per share as additional compensation under his consulting agreement.

In June 2015, the Company acquired approximately $68,000 of inventory at cost from Happy Grow Lucky, Inc., a retail store located in Conifer, CO. In connection therewith, the Company engaged the two principals as sales consultants for a period of one year. The agreement requires monthly payment of $840 together with incentive compensation for any new business generated, in an amount equal to 25% of the gross profit on all such goods and services that they generate. In addition, we executed a new three year lease for the premises in Conifer, CO at a rate of $2,400 per month.

On October 8, 2015, the Company completed an inventory purchase of approximately $169,000 of inventory and $25,000 of fixed assets from Sweet Leaf Hydroponics Inc., a retail store located in Santa Rosa, CA. In connection therewith, the Company engaged one of the principals as a sales consultant for a period of one year. The agreement requires compensation of 25% of the gross profits for any new business generated.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

5.	OTHER COMMITMENTS (Continued)

On November 28, 2015, the Company acquired $35,000 of inventory of Greenhouse Tech, Inc., a retail store located in Colorado Springs, CO. The Company hired the principal of Greenhouse Tech, Inc. as a sales consultant for 1 year at $13 per hour and 20% of the gross profits on all sales generated by the sales consultant.

6.	LONG-TERM DEBT

Long term debt is as follows:	June 30, 2016

8.0%, Hitachi Capital, payable $631.13 monthly beginning September 2015 through August 2019, secured by delivery equipment with a book value of $29,508	$21,124

3.5%, Wells Fargo Equipment Finance, payable $518.96 monthly beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $28,527	26,776

10.926%, RMT Equipment, payable 1154.79 monthly beginning June 2016 through October 2018, security be delivery equipment with a book value of $37,523	28,042

$75,942
Less Current Maturities	(22,789)
Total Long-Term Debt	$53,153

Future Debt Maturities – A schedule of expected debt payments and the portion allocated to principal follows:

Twelve Months Ending June 30,	Total Payment	Allocated to Principal
2017	$27,778	$22,789
2018	27,778	24,795
2019	17,646	17,149
2020	9,383	9,012
2021	2,259	2,197
	$84,844	$75,942

7.	STOCK OPTIONS

On March 6, 2014, the Company’s Board of Directors (the “Board”) approved the 2014 Equity Incentive stock plan pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Corporation. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Awards under this plan are made by the Board or a committee of the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the Plan Administrator. However, no option shall have a term in excess of 5 years from the date of grant.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

7.	STOCK OPTIONS (Continued)

On March 6, 2014, the Company issued 650,000 options to its CEO, Darren Lampert, issued 400,000 options to its CFO, Irwin Lampert, issued 400,000 options to its President, Michael Salaman and issued 200,000 options to its COO, Jason Dawson exercisable at prices between $.60 and $.66 cents per share. On May 12, 2014, the Company issued 50,000 options to its director, Jody Kane and on May 14, 2014, the company issued 50,000 options to its director, Stephen Aiello, exercisable at prices between $.60 and $.66 cents per share. On July 7, 2014, the Company issued 100,000 options to 8 of its employees, exercisable at prices between $.60 and $.66 cents per share. On April 15, 2015, the Company issued 10,000 options to sales consultant Duane Nunez and on October 8, 2015, the Company issued 25,000 options to sales consultant Troy Sowers. The options vest 1/3 immediately, 1/3 one year after date of issuance and 1/3 two years after date of issuance. Compensation expense recorded for the three months ended June 30, 2016 was $86,333. Each stock option is estimated as of the date of grant using a Black-Scholes Merton option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies.

As of June 30, 2016, there were 1,872,000 options issued and outstanding under the plan.

Expected volatility	141.26%
Expected dividends	0.00
Expected term	3 years
Risk-free rate	2.0%

A summary of option activity as of June 30, 2016:

Options	Shares	Weight Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2015	1,885,000	$0.62	3 years
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2016	1,885,000	$0.62	3 years
Granted	-	-
Exercised	-	-
Forfeited or expired	(13,000)	-
Outstanding at June 30, 2016	1,872,000	$0.62	3 years

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

7.	STOCK OPTIONS (Continued)

A summary of the status of the Company’s nonvested shares as of June 30, 2016 and changes during the three months then ended March 31, 2016 and June 30, 2016 is presented below:

Nonvested shares	Shares	Weighted- Average Fair Market Value
Nonvested at December 31, 2015	639,999	$0.14
Granted	-
Vested	(616,667)	0.14
Forfeited	-	-
Outstanding at March 31, 2016	23,332	$0.14

Granted	-
Vested	(10,332)	0.14
Forfeited	(13,000)	-
Outstanding at June 30, 2016	-	-

8.	STOCK PURCHASE WARRANTS

During the three months ended June 30, 2016, the Company granted 430,714 warrants to investors in a private placement of common shares and 50,000 warrants were issued to “Selling Agents” for private placement of common stock. During the three months ending March 31, 2016, the Company granted 460,000 warrants to investors in a private placement of common shares. In the months of September and December 2015, the Company granted 2,465,001 warrants to investors in a private placement of common shares. These warrants are exercisable for a period of five years with an exercise price of $.70. In October 2015, 142,800 warrants were issued to “Selling Agents” for private placement of common stock. Each warrant is estimated as of the date of grant using a Black-Scholes Merton warrant valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2016 is as follows:

		Weighted- Average	Weighted- Average
	Shares	Exercise Price	Fair Market Value
Outstanding December 31, 2015	2,607,801	$0.70	$0.07
Granted	460,000	0.70	0.07
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2016	3,067,801	$0.70	$0.07

Granted	480,714	0.70	0.07
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2016	3,548,515	$0.70	$0.07

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2016 there were 10,048,548 shares of common stock outstanding. The number of shares of common stock outstanding as of June 30, 2016 does not include (i) 3,548,515 shares of common stock issuable upon the exercise of warrants; (ii) shares of our common stock issuable upon the exercise of 1,872,000 outstanding stock options.

On January 4, 2016, the Company offered for sale 3,000,000 units at $.70, with gross proceeds of $2,100,000. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $2,100,000.

On March 31, 2016, the Company sold 460,000 units to four accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $322,000.

On April 29, 2016, the Company closed on the 2016 private placement, to which they sold 890,714 units to 10 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and on warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $623,500.

As of June 30, 2016, the Company has a total of 10,048,548 shares of common stock outstanding, 3,548,515 warrants exercised at $.70 per share and 1,872,000 stock options.

10.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended June 30, 2016, the year ended December 31, 2015 and for the period from inception March 6, 2014 through December 31, 2014.

	Three Months Ended June 30, 2016	Year Ended December 31, 2015
Net Loss	$(222,527)	$(528,756)

Weighted average share outstanding basic	9,481,405	6,563,271
Effect of dilutive common stock equivalents
Adjusted weighted average shares outstanding-dilutive	9,481,405	6,563,271
Basic loss per share	$(.02)	$(.08)
Dilutive loss per share	$(.02)	$(.08)

The effective of the 1,872,000 stock option and the 3,548,515 of warrants outstanding as of June 30, 2016 is antidilutive and therefore not presented in the above table.

11.	SUBSEQUENT EVENTS

On July 15, 2016 the company entered into a new lease agreement for its Canon City, Colorado location. The Canon City Store completed its move to its new location on July 25, 2016. The new store is approximately 4427 square feet. The lease agreement requires monthly payments of $3,689.17 beginning October 15, 2016 through October 14, 2022 with annual increase of 3%.

On July 19, 2016 the Company entered into a 2 year lease agreement for its tenth retail store in Fairplay, Colorado. The Company plans to begin operations in Fairplay, Colorado on August 1, 2016. The lease agreement requires monthly rental payments of $2,170 through July 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp.’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the United States. Today, GrowGeneration owns and operates a chain of 9 retail hydroponic/gardening stores in Colorado and one (1) in California. GrowGeneration Corp operates its retail hydroponic stores through wholly owned subsidiaries. It currently owns Grow Generation Pueblo Corp. which operates retail hydroponic stores in Colorado located in Pueblo, Canon City, Trinidad, Conifer, Colorado Springs and Denver; and Grow Generation California Corp. which operates a retail store in Santa Rosa California. The Company today owns and operates 10 stores and is actively engaged in seeking to acquire additional hydroponic retail stores. On July 15, 2016 the company entered into a new lease agreement for its Canon City, Colorado location

Our increase in sales to date has been fueled by opening new stores and by frequent and higher dollar transactions in our stores from commercial growers, individual home growers, and gardeners. We expect to continue to experience sales growth over the next few years in existing stores and by increasing the number of stores that we operate, which will depend on our ability to increase our capital. Our growth is likely to come from three distinct channels: establishing new stores in high-value markets, acquiring existing stores with strong customer bases and strong operating histories, building a business to business sales team and the creation of a branded e-commerce portal at www.GrowGeneration.com.

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment, and other products needed to grow indoors and outdoors. Our strategy is to target two distinct verticals; namely i) professional growers, and ii) smaller growers who require a local store to fulfill their daily and weekly growing needs. We are of the belief that our retail outlets provide a superior level of customer service to our customers through a well trained staff.

On February 15, 2015, we opened our first non-acquired GrowGeneration store in Trinidad, Colorado. This store is 3,000 square feet and was initially stocked with $100,000 in inventory. Our lease obligation is $1,000 per month for the next 3 years.

In April 2015, we acquired approximately $30,000 of inventory at cost from Green Growers, Inc., a retail store located in Canon City, Colorado. In connection therewith, we engaged the CEO of Green Growers, Inc. as a sales consultant for a period of two years. We pay this individual a base fee of $1,200 per month during the first year and $600 per month during the second year of his consulting agreement, together with incentive compensation for any new business he generates, in an amount equal to 25% of the gross profit on all such business. We also issued this consultant 10,000 three (3) year options, exercisable at a price of $.60 per share, as additional compensation under his consulting agreement.

In June 2015, we acquired approximately $68,000 of inventory at cost from Happy Grow Lucky, Inc., a retail store located in Conifer, Colorado. In connection therewith, we engaged the 2 principals as sales consultants for a period of one year. We will pay each sales consultant $420 per month, together with incentive compensation for any new business they generate, in an amount equal to 25% of the gross profit of such business. In addition, we executed a new 3 year lease for the premises in Conifer, Colorado. at a rate of $2,400 per month.

On September 1, 2015, we signed a 5 year lease, at a rate of $3,780 to open our Colorado Springs, Colorado store.

On October 28, 2015, we purchase approximately $169,000 of inventory, at cost, from Sweet Leaf Hydroponics Inc., a retail store located in Santa Rosa, California. In connection therewith, we also acquired some equipment from the seller for $25,000. We have entered into a one-year agreement with one of the principals to act as a sales consultant for us for a period of one year, at a cost of $1,000 per month. We executed a two year lease with the landlord of Sweet Leaf Hydroponics Inc. for $5,300 per month through December 2017. We also issued this consultant 25,000 three (3) year options, exercisable at a price of $.60 per share, as additional compensation under his consulting agreement.

On November 28, 2015, the Company acquired $35,000 of inventory of Greenhouse Tech Inc., a retail store located in Colorado. The Company engaged the principal of Greenhouse Tech as a sales consultant for 1 year, at $13 per hour and 20% of the gross profits on all sales generated by sales consultant.

On March 1, 2016, we signed a 3 year lease, at a rate of $3,650 for the first year, 4,498 square feet, located in Denver, Colorado.

On July 15, 2016 the company entered into a new lease agreement for its Canon City, Colorado location. The Canon City Store completed its move to its new location on July 25, 2016. The new store is approximately 4427 square feet.

On July 19, 2016 the Company entered into a 2 year lease agreement for its tenth retail store in Fairplay, Colorado. The Company plans to begin operations in Fairplay, Colorado on August 1, 2016.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2015 to June 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2016	$ Variance
Net revenue	$813,408	$1,906,998	$1,093,590
Cost of goods sold	551,347	1,337,093	785,746
Gross profit	262,061	569,905	307,844
General and administrative expenses	228,892	713,586	484,694
Operating income (loss)	33,169	(143,681)	(176,850)
Other income (expense)	(2,592)	-	2,592
(Loss) before income taxes	30,577	(143,681)	(174,258)
Income taxes - current benefit (expense)	-	-	-
Net (loss)	$30,577	$(143,681)	$(174,258)

Revenue

Net revenue for the three months ended June 30, 2016 increased $1,093,590 to $1,906,998 as compared to $813,408 for the three months ended June 30, 2015. The increase was due to revenue from the retail stores that we acquired and opened during that period and the growth from our existing stores.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2016 increased $785,746 to $1,337,093 as compared to $551,347 for the three months ended June 30, 2015. The increase was due to increased sales.

Gross profit was $569,905 for the three months June 30, 2016 as compared to $262,061 for the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 increased $484,694 to $713,586 as compared to $228,892 for the three months ended June 30, 2015. The increase was due mainly to increased payroll expenses, professional fees,broker commissions, travel expense and stock based compensation related to stock option grants and stock compensation for stock issued to employees.

Non-cash general and administrative expenses for the three months ended June 30, 2016 totaled $147,530, with (i) depreciation of $11,121 (ii) stock option compensation and commissions of $133,000, and (iii) bad debt expense of $3,409.

Net (Loss)

Net loss for the three months ended June 30, 2016 was $(143,681) as compared to a net income of $30,577 for the three months ended June 30, 2015. The increase in loss was primarily due to the increase in stock based compensation, payroll expenses,broker commission and professional fees as well as the expenses of the opening of new stores.

Operating Activities

Net cash used in operating activities for the three months was $439,097. This amount was primarily related to increases of inventory of $254,368, accounts receivable of $36,795 and decreases in accounts payable of $150,813 and customer deposits of 14,472 offset by non-cash expenses of $147,530 consisting of $133,000 stock option compensation,broker commissions, and depreciation of $11,121 and $3,409 bad debt expense.

Comparison of the six months ended June 30, 2015 to June 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016	$ Variance
Net revenue	$1,408,859	$3,448,597	$2,039,738
Cost of goods sold	938,525	2,386,993	1,448,468
Gross profit	470,334	1,061,604	591,270
General and administrative expenses	435,630	1,284,131	848,501
Operating income (loss)	34,705	(222,527)	(257,232)
Other income (expense)	(11,220)	-	11,220
(Loss) before income taxes	23,485	(222,527)	(246,012)
Income taxes - current benefit (expense)	-	-	-
Net (loss)	$23,485	$(222,527)	$(246,012)

Revenue

Net revenue for the six months ended June 30, 2016 increased $2,039,738 to $3,448,597 as compared to $1,408,859 for the six months ended June 30, 2015. The increase was due to revenue from the retail stores that we acquired and opened during that period and the growth from our existing stores.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2016 increased $1,448,468 to $2,386,993 as compared to $938,525 for the six months ended June 30, 2015. The increase was due to increased sales.

Gross profit was $1,061,604 for the six months ended June 30, 2016 as compared to $470,334 for the six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 increased $848,501 to $1,284,131 as compared to $435,630 for the six months ended June 30, 2015. The increase was due mainly to increased payroll expenses, professional fees,broker commissions, travel expense,expenses incurred in the opening of new stores and stock based compensation related to stock option grants and stock compensation for stock issued to employees.

Non-cash general and administrative expenses for the six months ended June 30, 2016 totaled $244,044, with (i) depreciation of $21,023 (ii) stock option compensation and broker commissions of $219,333, and (iii) bad debt expense of $3,688.

Net (Loss)

Net loss for the six months ended June 30, 2016 was $222,527 as compared to a net income of $23,485 for the six months ended June 30, 2015. The increase in loss was primarily due to the increase in stock based compensation, payroll expenses,broker commissions, expenses incurred in the opening of new stores and professional fees..

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $743,248. This amount was primarily related to an increase of inventory of $828,768 and accounts receivable of $113,653 offset by increases in account payable of $152,947, payroll and sales tax liabilities of $30,053 and non-cash expenses of $244,044 consisting of $219,333 stock option compensation and commissions, and depreciation of $21,023 and $3,688 bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

As at the date of this filing, we had cash of approximately $300,000. We had cash of $699,417 as of December 31, 2015 and a net working capital of approximately $1,630,040.

We will need to obtain additional financing in the future to continue to acquire and open new stores. We have financed our operations through the issuance of the sale of common stock.

Financing Activities

2014 Private Placement

In March 2014, we raised $600,000 from the sale of 1,000,000 shares of our common stock to seventeen (17) accredited investors, at a price of $.60 per share. All securities sold in the 2014 Private Placement were arranged by officers and directors and no commissions or other remuneration was paid to any person in connection with such sales. Proceeds from this sale were utilized to effect the acquisition of the assets of Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics), which we completed on May 29, 2014, through our wholly-owned subsidiary, GrowGeneration Pueblo Corp., a Colorado corporation. The purchase price was $499,976, consisting of $243,000 in goodwill and $273,000 in inventory, $35,000 in fixed assets, $5,286 in accounts receivable and $1,320 in prepaid expenses offset by $57,275 in accounts payable and $355 in customer deposits.

2015 Private Placements

In April 2015, we raised $180,000 from the sale of 300,000 shares of our common stock to four (4) accredited investors, at a price of $.60 per share. All securities sold in this private placement were arranged by officers and directors and no commissions or other remuneration was paid to any person in connection with such sales. We used the proceeds raised in this offering for inventory purchases and working capital.

On March 12, 2015 we entered into an agreement with Cavu Securities LLC, a FINRA Member broker dealer (“Cavu”), pursuant to which we engaged Cavu on a non-exclusive basis to act as our lead placement agent for the sale of up to $4,200,000 of our units. Each unit was offered at a price of $.70 per unit. Each unit consisted of (i) one share of our common stock and (ii) one 5 year warrant to purchase one share of Common Stock at an exercise price of $0.70 per share. The units were offered and sold on a “best-effort” basis. On October 30, 2015, we closed the private placement with a total of 2,465,001 units sold and realized gross proceeds of $1,725,501. We paid Cavu total compensation for its services of (i) $73,295 in commissions; (ii) five-year warrants to purchase 142,800 shares of our common stock, at an exercise price equal to $0.70 per share; and (iii) 77,833 shares of our common stock.

2016 Private Placement

On April 29, 2016, the Company sold 890,714 units to 10 accredited investors at a price of $0.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $623,500. We paid Cavu, our placement agent, a total compensation for its services of (i) five-year warrants to purchase 50,000 shares of our common stock, at an exercise price equal to $0.70 per share; and (ii) 50,000 shares of our common stock.

Our contractual cash obligations as of June 30, 2016 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$772,366	267,940	350,096	103,520	$-
Note payable	75,942	22,789	41,944	11,209	-
	$848,308	290,729	392,040	114,729	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June , 2016 all deposit balances were fully insured by the FDIC. We have not experienced any losses in such accounts and management believes it is not exposed to any significant risk for cash on deposit.

Accounts Receivable and Revenue - Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, the fee is fixed and determinable, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability.

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for obsolete inventory was $13,500 at December 31, 2014 and $52,000 at December 31, 2015.

Property and Equipment - Property and equipment are stated at cost. Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (8% for assets currently held under capital lease) or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life based on the particular asset. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Goodwill and Intangible Assets - We evaluate the carrying value of goodwill, intangible assets, and long-lived assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, (4) continued losses from operations, (5) continued negative cash flows from operations, and (6) the suspension of trading of the Company’s securities. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

The result of our 2015 annual goodwill impairment testing validates that the value of the goodwill has not been impaired as of December 31, 2015. The Company based its testing on the following factors:

1. Our stores which we purchased in 2014 began operations in 2008;

2. The stores grew from 1-4 stores from 2008-2014 and at the end of 2015, we had 8 total stores;

3. A loyal customer base expanded in 2015;

4. A list of reliable suppliers are all in good standing; and

5. Our business is growing and expanding.

Long Lived Assets – We reviews our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Fair Value Measurements and Financial Instruments - ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of cash, accounts receivable, investment in a related party, accounts payables, accrued expenses, due to related party, notes payable, and convertible notes approximates their fair values due to their short-term maturities.

Derivative financial instruments - We evaluate all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by us at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of June 30, 2016 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of principal financial and accounting officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2016.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Irwin Lampert
Irwin Lampert, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

