Form 10-Q
period 2016-09-30
GrowGeneration Corp.
filed 2016-11-14
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2016

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

503 North Main Street, Suite 740

Pueblo, Colorado 81003

(Address of principal executive offices)

800-935-8420

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of November 14, 2016, there were 11,053,548 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$511,474	$699,417
Accounts receivable, net of allowance of $6,500	365,023	37,554
Employee Advances	4,883	2,950
Inventory	2,387,949	1,311,639
Prepaid Expenses	10,610	17,036
Total Current Assets	3,279,939	2,068,596
Fixed Assets
Furniture and Equipment	531,624	291,241
Accumulated Depreciation	(58,186)	(20,005)
Total Fixed Assets, Net	473,438	271,236
Other Assets
Security Deposits	33,653	27,230
Goodwill	243,000	243,000
Total Other Assets	276,653	270,230

TOTAL ASSETS	$4,030,030	$2,610,062

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$569,094	$292,078
Short term borrowings	99,503	56,184
Customer Deposits	26,843	18,410
Payroll Liabilities	57,532	43,925
Sales Tax Payable	47,152	22,093
Current portion long-term debt	23,443	5,866
Total Current Liabilities	823,567	438,556
Long Term Liabilities
RMT-2005 Mitsubishi	25,289
Wells Fargo Equipment - Forklift	25,449
Hitachi Capital America Corp	19,644	23,999
Less current portion long-term debt	(23,443)	(5,866)
Total Long Term Liabilities	46,939	18,133
Total Liabilities	870,506	456,689
Stockholders' equity
Common stock .001 par value, 100,000,000 shares authorized; 10,584,262 shares issued and outstanding at September 30, 2016 and 8,967,834 shares issues and outstanding at December 31, 2015	10,585	8,968
Additional Paid In Capital	4,079,032	2,862,816
Accumulated deficit	(930,093)	(718,411)
Total Equity	3,159,524	2,153,373
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,030,030	$2,610,062

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

REVENUES
Sales	$2,169,129	$921,913	$5,617,726	$2,330,773
Cost of sales	(1,560,359)	(576,406)	(3,947,352)	(1,514,931)
Gross profit	608,770	345,507	1,670,374	815,842
EXPENSES
Advertising and promotion	15,675	6,143	42,478	24,657
Alarm and security	1,190	1,241	3,303	2,395
Automobile expense	8,956	4,668	25,110	10,342
Bad debt expense	30	1,369	3,688	1,369
Bank service charges	5,966	1,605	15,477	5,023
Cash (over) short	(1,365)	(1,526)	(1,050)	(866)
Credit card fees	13,165	7,108	36,678	18,542
Computer and internet expenses	5,711	3,453	16,084	6,471
Depreciation expense	17,158	5,074	38,181	10,214
Donations	(500)
Dues and subscriptions	70		169	45
Insurance expense	9,672	1,908	18,927	5,724
Interest expense	1,384	172	3,050	172
Finance charges	201	1,029	374	2,139
Janitorial expense	50	162	661	324
Licenses & permits	557	191	3,637	514
Meals and entertainment	11,310	3,495	30,826	13,099
Office supplies	6,479	4,740	22,335	10,695
Stock compensation		75,000	98,000	75,000
Stock option compensation		64,750	86,333	64,750
Officer salary	83,100	53,500	240,950	126,500
Salary and wages other	223,128	119,268	615,906	279,096
Payroll tax and benefits	26,025	15,684	79,153	39,856
Postage and delivery	3,956	261	6,860	747
Accounting & audit fees	14,304	11,055	39,304	26,875
Legal fees	9,056	30,000	38,083	40,000
Commissions & other professional fees	99	30,590	36,398	30,590
Regulatory filing fees and services	6,122		6,122
Rent expense	75,557	25,150	204,349	64,050
Repairs and maintenance	3,184	1,112	10,953	3,839
Supplies	6,823	2,576	17,364	3,949
Telephone expense	8,378	3,837	22,344	9,672
Training	1,060		2,479	300
Travel expense	25,342	8,740	74,944	27,641
Utilities	16,083	8,563	40,988	22,822
Total expense	597,926	490,918	1,880,458	926,546
Net ordinary income (loss)	10,844	(145,411)	(210,084)	(110,704)
Other income (expense)
Interest income			2
Startup costs				(11,220)
Net Income (Loss) before income taxes	10,844	(145,411)	(210,082)	(121,924)
Federal income tax expense
State income tax expense			(1,600)
Income Tax Benefit
Net Income (Loss)	$10,844	(145,411)	(211,682)	(121,924)

Loss per common share	$.001	(.02)	(.02)	(.02)

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)		$(211,682)	$(121,924)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock & Option compensation		184,333	139,750
Commissions		35,000
Depreciation and amortization		38,181	10,214
Bad debt expense		3,688	1,369
(Increase) decrease in:
Accounts receivable		(331,157)	(15,215)
Employee advances		(1,933)	(2,700)
Inventory		(1,076,310)	(665,745)
Prepaid expenses		6,426	(5,517)
Security deposits		(6,423)	(13,840)
Increase (decrease) in:
Accounts payable		277,016	109,751
Customer deposits		8,432	(5,180)
Payroll liabilities		13,607	21,629
Sales tax payable		25,059	8,296
Net Cash Flow Used by Operating Activities		(1,035,763)	(539,112)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment		(240,383)	(161,598)
Net Cash Flow Used by Investing Activities		(240,383)	(161,598)

Cash Flows from Financing Activities:
Short term borrowings		43,319	(12,482)
Proceeds from long-term debt		57,324	25,852
Principal payments on long-term debt		(10,940)	(459)
Issuance of common stock		998,500	1,052,500
Net Cash Flow Provided by Financing Activities		1,088,203	1,065,411

Net Increase (Decrease) in Cash and Cash Equivalents		(187,943)	364,701

Cash and Cash Equivalents at Beginning of period		699,417	110,559

Cash and Cash Equivalents at End of period		$511,474	475,260

Supplemental Information:
Interest paid during period		$3,050	172
Taxes paid during period	$

See Notes to the Unaudited Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, December 31, 2015	8,967,834	8,968	2,862,816	(718,411)	2,153,373

Issuance of common stock at $.70 per share	1,476,428	1,477	928,673		930,150

Warrants issued at $.70 per share			103,350		103,350

Stock option expense			86,333		86,333

Stock compensation at $.70 per share	140,000	140	97,860		98,000

Net (loss)				(211,682)	(211,682)

Balances, September 30, 2016	10,584,262	10,585	4,079,032	(930,093)	3,159,524

See Notes to the Unaudited Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife and changed its name to GrowGeneration Corp. It maintains its principal office in Pueblo, Colorado.

GrowGeneration Corp is engaged in the business of owning and operating retail hydroponic stores through wholly owned subsidiaries. It currently owns Grow Generation Pueblo Corp. which operates retail hydroponic stores in Colorado located in Pueblo, Canon City, Trinidad, Conifer, Colorado Springs and Denver, Fairplay and Castle Rock; and Grow Generation California Corp. which operates a retail store in Santa Rosa California. The Company today owns and operates 11 stores and is actively engaged in seeking to acquire additional hydroponic retail stores. The Company’s financial statement has been prepared in accordance with generally accepted accounting principles.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at September 30, 2016. Based on the Company's assessment of the credit history with customers having outstanding balances and current relationships with them. At September 30, 2016, the Company established an allowance for doubtful accounts of $6,500.

GrowGeneration Corporation and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
September 30, 2016

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of September 30, 2016. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 month of the reporting date.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

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

Advertising

The Company expenses all advertising and promotional costs when incurred. Advertising and promotional expense for the nine months ending September 30, 2016 amounted to $42,478.

Freight and Shipping

It is the Company's policy to classify freight and shipping costs as part of cost of sales. Total freight and shipping costs for the nine months ending September 30, 2016 was $35,386.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

4.	LEASE COMMITMENTS

On July 19, 2016 the Company entered into a 2 year lease agreement for its tenth retail store in Fairplay, Colorado. The Company began operations in Fairplay, Colorado on August 1, 2016. The lease agreement requires monthly rental payments of $1,085 through July 31, 2018.

On September 27, 2016 the Company entered into a lease agreement for its eleventh retail store in Castle Rock, Colorado. The term of the lease is October 1, 2016 through September 30, 2019 and requires monthly payments of $1,775 through September 30, 2017; $1,980 through September 30, 2018 and $2,138 through September 30, 2019.

The Company leases its store facilities under operating leases ranging from $850 to $5,600 per month. The following is a schedule of future minimum rental payments required under the term of the operating leases as of September 30, 2016:

12 months Ending September 30,	Amount
2017	$344,265
2018	261,851
2019	196,083
2020	117,476
2021	53,966
Thereafter	53,397
$1,027,038

Rent expense under all operating leases for the nine months ending September 30, 2016 and 2015 was $204,349 and $64,050, respectively.

5.	LONG-TERM DEBT

Long term debt is as follows:	September 30, 2016

8.0%, Hitachi Capital, payable $631.13 monthly beginning September 2015 through August 2019, secured by delivery equipment with a book value of $29,508	$19,644

3.5%, Wells Fargo Equipment Finance, payable $518.96 monthly beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $28,527	25,449

10.926%, RMT Equipment, payable 1154.79 monthly beginning September 2016 through October 2018, security be delivery equipment with a book value of $37,523	25,289

$70,382
Less Current Maturities	(23,443)
Total Long-Term Debt	$46,939

Future Debt Maturities – A schedule of expected debt payments and the portion allocated to principal follows:

Twelve Months Ending September 30,	Total Payment	Allocated to Principal
2017	$27,779	$23,443
2018	27,779	25,508
2019	13,520	12,835
2020	6,228	6,023
2021	2,596	2,573
	$77,902	$70,382

6.	STOCK OPTIONS

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

6.	STOCK OPTIONS (Continued)

On March 6, 2014, the Company issued 650,000 options to its CEO, Darren Lampert, issued 400,000 options to its CFO, Irwin Lampert, issued 400,000 options to its President, Michael Salaman and issued 200,000 options to its COO, Jason Dawson exercisable at prices between $.60 and $.66 cents per share. On May 12, 2014, the Company issued 50,000 options to its director, Jody Kane and on May 14, 2014, the company issued 50,000 options to its director, Stephen Aiello, exercisable at prices between $.60 and $.66 cents per share. On July 7, 2014, the Company issued 100,000 options to 8 of its employees, exercisable at prices between $.60 and $.66 cents per share. On April 15, 2015, the Company issued 10,000 options to sales consultant Duane Nunez and on October 8, 2015, the Company issued 25,000 options to sales consultant Troy Sowers. The options vest 1/3 immediately, 1/3 one year after date of issuance and 1/3 two years after date of issuance. Compensation expense recorded for the nine months ended September 30, 2016 was $86,333. Each stock option is estimated as of the date of grant using a Black-Scholes Merton option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies.

As of September 30, 2016, there were 1,872,000 options issued and outstanding under the plan.

Expected volatility	141.26%
Expected dividends	0.00
Expected term	3 years
Risk-free rate	2.0%

A summary of option activity as of September 30, 2016:

Options	Shares	Weight Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2015	1,885,000	$.62	years
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2016	1,885,000	$.62	3 years
Granted	-	-
Exercised	-	-
Forfeited or expired	13,000	-
Outstanding at September 30, 2016	1,872,000	$.62	3 years

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

6.	STOCK OPTIONS (Continued)

A summary of the status of the Company’s nonvested shares as of September 30, 2016 and changes during the nine months then ended September 30, 2016 is presented below:

Nonvested shares	Shares	Weighted- Average Fair Market Value
Nonvested at December 31, 2015	639,999	$.14
Granted
Vested	(626,999)	.14
Forfeited	(13,000)
Outstanding at September 30, 2016	-0-	$.14

7.	STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2016, the Company granted 1,426,428 warrants to investors in a private placement of common shares and 50,000 warrants were issued to “Selling Agents” for private placement of common stock. In the months of September and December 2015, the Company granted 2,465,001 warrants to investors in a private placement of common shares. These warrants are exercisable for a period of five years with an exercise price of $.70. In October 2015, 142,800 warrants were issued to “Selling Agents” for private placement of common stock. Each warrant is estimated as of the date of grant using a Black-Scholes Merton warrant valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Market Value
Outstanding December 31, 2015	2,607,801	$.70	$.70
Granted	1,476,428	.70	.70
Exercised		-	-
Forfeited		-	-
Outstanding at September 30, 2016	4,084,229	$.70	$.70

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2016

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2016 there were 10,584,262 shares of common stock outstanding. The number of shares of common stock outstanding as of September 30, 2016 does not include (i) 4,084,229 shares of common stock issuable upon the exercise of warrants; (ii) shares of our common stock issuable upon the exercise of 1,872,000 outstanding stock options.

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

As of September 30, 2016, the Company has a total of 10,548,262 shares of common stock outstanding, 4,084,229 warrants exercised at $.70 per share and 1,872,000 stock options.

9.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Income (Loss)	$10,844	$(145,411)	$(211,682)	$(121,924)

Weighted average share outstanding basic
Effect of dilutive common stock equivalents	10,584,262	6,563,271	10,584,262	6,563,271
Adjusted weighted average shares outstanding- dilutive	10,584,262	6,563,271	10,584,262	6,563,271
Basic loss per share	.001	(.02)	(.02)	(.02)
Dilutive loss per share	.001	(.02)	(.02)	(.02)

The effective of the 1,872,000 stock option and the 4,084,229 of warrants outstanding as of September 30, 2016 is antidilutive and therefore not presented in the above table.

10.	SUBSEQUENT EVENTS

On October 6, 2016, the Company closed on the 2106 private placement, to which it sold 1,000,000 units to 8 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $700,000.

Effective as of October 19, 2016, the Company was approved to start trading its common stock on the OTCQB Marketplace under the ticker symbol of “GRWG”.

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

OVERVIEW

GrowGeneration Corp.’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the United States. Today, GrowGeneration owns and operates a chain of ten (10) retail hydroponic/gardening stores in Colorado and one (1) in California. GrowGeneration Corp operates its retail hydroponic stores through wholly owned subsidiaries. It currently owns Grow Generation Pueblo Corp. which operates retail hydroponic stores in Colorado located in Pueblo, Canon City, Trinidad, Conifer, Colorado Springs and Denver; and Grow Generation California Corp. which operates a retail store in Santa Rosa California. The Company today owns and operates 11 stores and is actively engaged in seeking to acquire additional hydroponic retail stores.

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

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment, and other products needed to grow indoors and outdoors. Our strategy is to target two distinct verticals, namely i) professional growers, and ii) smaller growers who require a local store to fulfill their daily and weekly growing needs. We are of the belief that our retail outlets provide a superior level of customer service to our customers through a well trained staff.

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

On July 19, 2016 the Company entered into a 2 year lease agreement for its tenth retail store in Fairplay, Colorado. The store began operations on August 1, 2016.

On September 27, 2016, the Company entered into a commercial lease to rent certain premises located in Castle Rock, Colorado, to be effective from October 1, 2016 to September 30, 2019. The lease requires monthly payments of $1,775 through September 30, 2017; $1,980 through September 30, 2018 and $2,138 through September 30, 2019. The store began operations on October 1, 2016.

On October 6, 2016, the Company closed on the 2106 private placement, to which they sold 1,000,000 units to 8 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $700,000.

Effective as of October 19, 2016, the Company was approved to start trading its common stock on the OTCQB Marketplace under the ticker symbol of “GRWG”.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2016 to September 30, 2015

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Variance
Net revenue	$2,169,129	$921,913	$1,247,216
Cost of goods sold	1,560,359	576,406	983,953
Gross profit	608,770	345,507	263,263
General and administrative expenses	597,926	490,918	107,008
Operating income (loss)	10,844	(145,411)	156,255
Other income (expense)
(Loss) before income taxes
Income taxes - current benefit (expense)
Net income (loss)	$10,844	$(145,411)	$156,255

Revenue

Net revenue for the three months ended September 30, 2016 increased $1,247,216 to $2,169,129 as compared to $921,913 for the three months ended September 30, 2015. The increase was due to revenue from the retail stores that we acquired and opened during that period and the growth from our existing stores.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2016 increased $983,953 to $1,560,359 as compared to $576,406 for the three months ended September 30, 2015. The increase was due to increased sales.

Gross profit was $608,770 for the three months ended September 30, 2016 as compared to $345,507 for the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 increased $107,008 to $597,926 as compared to $490,918 for the three months ended September 30, 2015. The increase was due mainly to increased payroll expenses, professional fees, broker commissions, travel expense and stock based compensation related to stock option grants and stock compensation for stock issued to employees.

Non-cash general and administrative expenses for the three months ended September 30, 2016 totaled $17,158, with (i) depreciation of $17,158.

Net Income

Net income for the three months ended September 30, 2016 was $10,844 as compared to a net loss of ($145,411) for the three months ended September 30, 2015. The increase in income was primarily due to the increase in sales.

Operating Activities

Net cash used in operating activities for the three months was $295,658. This amount was primarily related to increases of inventory of $237,669, accounts receivable of $217,503 and increases in accounts payable of $120,924 and customer deposits of $15,980 offset by non-cash expenses of $17,158 consisting of depreciation of $17,158.

Comparison of the nine months ended September 30, 2016 to September 30, 2015

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Variance
Net revenue	$5,617,726	$2,330,773	$3,286,953
Cost of goods sold	3,947,352	1,514,931	2,432,421
Gross profit	1,670,374	815,842	854,532
General and administrative expenses	1,880,458	926,546	953,912
Operating income (loss)	(210,084)	(110,704)	(99,380)
Other income (expense)	2		2
(Loss) before income taxes	(210,082)	(110,704)	(99,378)
Income taxes - current expense	1,600		1,600
Net (loss)	$(211,682)	$(110,704)	$(100,978)

Revenue

Net revenue for the nine months ended September 30, 2016 increased $3,286,953 to $5,617,726 as compared to $2,330,773 for the nine months ended September 30, 2015. The increase was due to revenue from the retail stores that we acquired and opened during that period and the growth from our existing stores.

For the nine months ended September 30, 2015, the Company added two additional store to its existing 4 stores, for a total of 6 stores that generated net revenue of $2,330,773, as compared to net revenue of $ 4,151,282, for the Company's 6 existing stores in the same period in 2016.

In the nine months ended September 30, 2016, the Company opened 4 new stores that generated net revenue of $ 1,466,444.

	6 Existing Stores			4 New Stores
	Nine Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2016	$ Variance	September 30, 2016	Total $ Variance
Net revenue	$2,330,773	$4,151,282	$1,820,509	$1,466,444	$3,286,953

	6 Existing Stores			4 New Stores
	Three Months Ended	Three Months Ended		Three Months Ended
	September 30, 2015	September 30, 2016	$ Variance	September 30, 2016	Total $ Variance
Net revenue	$921,913	$1,386,318	$464,405	$782,811	$1,247,216

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2016 increased $2,432,421 to $3,947,352 as compared to $1,514,931 for the nine months ended September 30, 2015. The increase was due to increased sales.

Gross profit was $1,670,374 for the nine months ended September 30, 2016 as compared to $815,842 for the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 increased $953,912 to $1,880,458 as compared to $926,546 for the nine months ended September 30, 2015. The increase was due mainly to increased payroll expenses, professional fees, broker commissions, travel expense, expenses incurred in the opening of new stores and stock based compensation related to stock option grants and stock compensation for stock issued to employees.

Non-cash general and administrative expenses for the nine months ended September 30, 2016 totaled $261,202, with (i) depreciation of $38,181, (ii) stock option compensation and broker commissions of $184,333, and (iii) bad debt expense of $3,688, and (iv) commission of $35,000.

Net (Loss)

Net loss for the nine months ended September 30, 2016 was $211,682 as compared to a net loss of $110,704 for the nine months ended September 30, 2015. The increase in loss was primarily due to the increase in stock based compensation, payroll expenses, broker commissions, expenses incurred in the opening of new stores and professional fees.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $1,035,763. This amount was primarily related to an increase of inventory of $1,076,310 and accounts receivable of $331,157 offset by increases in account payable of $277,016, payroll and sales tax liabilities of $38,666 and non-cash expenses of $261,202 consisting of $184,333 stock option compensation and commissions, and depreciation of $38,181 and $3,688 bad debt expense and $35,000 commissions.

LIQUIDITY AND CAPITAL RESOURCES

As at the date of this filing, we had cash of approximately $625,000. As of September 30,2016 the company had net working capital of approximately $3,218,594.

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

2016 Private Placements

On April 29, 2016, the Company sold 890,714 units to 10 accredited investors at a price of $0.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $623,500. We paid Cavu, the placement agent for the offering, a total compensation for its services of (i) five-year warrants to purchase 50,000 shares of our common stock, at an exercise price equal to $0.70 per share; and (ii) 50,000 shares of our common stock.

On October 6, 2016, the Company closed a private placement of a total of 1,000,000 units of its securities sold to 8 accredited investors at a price of $0.70 per unit. Each unit consists of one share of common stock and one 5 year warrant to purchase one share of common stock at an exercise price of $0.70 per share. The Company raised an aggregate of $700,000 gross proceeds in the offering. The Company agreed to pay Cavu, the placement agent for the offering, a cash fee of $22,050 and five-year warrants to purchase 31,500 shares of our common stock, at an exercise price equal to $0.70 per share, on proceeds of $315,000 raised by Cavu in connection with the offering.

Our contractual cash obligations as of September 30, 2016 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$1,027,038	$344,265	$261,851	$367,525	$53,397
Note payable	77,902	27,779	27,779	22,344	-0-
	$1,104,940	$372,044	$289,630	$389,869	$53,397

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2016 all deposit balances were fully insured by the FDIC. We have not experienced any losses in such accounts and management believes it is not exposed to any significant risk for cash on deposit.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for obsolete inventory was $52,000 at September 30, 2016 and December 31, 2015, respectively.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of September 30, 2016 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2016, the Company closed on the 2106 private placement, to which it sold 1,000,000 units to 8 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $700,000.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Irwin Lampert, our current Chief Financial Officer, Secretary and Director, indicated his intention to retired from all positions on December 31, 2016. We are currently actively seeking a replacement of Mr. Lampert to fill the positions.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2016.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Irwin Lampert
Irwin Lampert, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

