Form 10-K
period 2016-12-31
GrowGeneration Corp.
filed 2017-03-31
CIK 1604868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 333-207889

GROWGENERATION CORP.

(Exact name of registrant as specified in its charter)

Colorado	46-5008129
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 W Mississippi Ave Denver, Colorado	80233
(Address of Principal Executive Offices)	(Zip Code)

(800) 935-8420

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Not Applicable

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $3,289,000.

As of March 31, 2017, the Company had 12,546,406 shares of its common stock issued and outstanding, par value $0.001 per share.

PART I

Forward-Looking Information

This Annual Report of GrowGeneration Corp.  on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

Background

GrowGeneration Corp. was incorporated in Colorado in 2014 in order to acquire 4 existing hydroponic supply stores. In the past year, we have grown into a chain of twelve (12) retail hydroponic/gardening stores, with ten (10) located in the state of Colorado, one (1) in the state of California and one (1) in the state of Nevada. The hydroponic/gardening industry is fragmented, in which typical retail stores are small family owned businesses, usually consisting of a single location. This is particularly true in Colorado, California and Nevada where we currently operate. We intend to open or acquire additional retail stores and increase and expand our footprint in these states.

Products

GrowGeneration stores offer essential supplies to the hydroponic and gardening industry, including medium (i.e., farming soil), industry-leading hydroponic equipment, power-efficient lighting, plant nutrients, and thousands of additional products used by professional growers and specialty cultivation operations. We offer our products through our retail stores. GrowGeneration is also actively seeking the establishment of a brand of private labeled products, which will be sold through GrowGeneration outlets.

Markets

GrowGeneration serves a new, yet sophisticated community of commercial and urban cultivators growing specialty crops including organics, greens and plant-based medicines. Unlike the traditional agricultural industry, these cultivators use innovative indoor and outdoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields without having to compromise quality, regardless of the season or weather and drought conditions.

Our target market segments include home growers of organic vegetable and fruit Growers (small farms, home garden growers, restaurants growers, farmer markets), the Do-it Yourselfers (home flower and plant growers/ mass market and growers in the cannabis related market (Dispensaries, Cultivators, Caregivers).

Indoor growing techniques have primarily been used to cultivate plant-based medicines. Plant-based medicines often require high-degree of regulation and controls including government compliance, security, and crop consistency, making indoor growing techniques a preferred method. Cultivators of plant-based medicines often make a significant investment to design and build-out their facilities. They look to work with companies such as GrowGeneration that understand their specific needs and can help mitigate risks that could jeopardize their crops. Plant-based medicines are believed to be among the fastest-growing market in the U.S. and several industry pundits believe that plant-based medicines may even displace prescription pain medication by providing patients with a safer, more affordable alternative.

Indoor growing techniques, however, are not limited to plant-based medicines. Vertical farms producing organic fruits and vegetables are beginning to emerge in the market due to a rising shortage of farmland, and environmental vulnerabilities including drought, other severe weather conditions and insect pests. Indoor growing techniques enable cultivators to grow crops all-year-round in urban areas, and take up less ground while minimizing environmental risks. Indoor growing techniques typically require a more significant upfront investment to design and build-out these facilities than traditional farmlands. If new innovations lower the costs for indoor growing, and the costs to operate traditional farmlands continue to rise, then indoor growing techniques may be a compelling alternative for the broader agricultural industry.

Research and Development

The company has not incurred any research and development expenses during the period covered by this report.

Customers and Suppliers

Our key customers vary by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing activity. Currently, none of our customers accounted for more than 5% of our sales.

Our key suppliers include distributors such as HydroFarm, BWGS and Sunlight Supply to product specific suppliers such as Emerald Harvest, General Hydroponics and Can Fan USA. All the products purchased and resold are applicable to indoor and outdoor growing for organics, greens, and plant-based medicines.

Demand for Products

Demand for indoor and outdoor growing equipment is currently high due to legalization of plant-based medicines, primarily Cannabis, which is mainly due to equipment purchases for build-out and repeat purchases of consumable nutrients needed during the growing period. This demand is projected to continue to grow as a result of the supporting state laws in 28 states and the District of Columbia. Continued innovation and more efficient build-out technologies along with larger and consolidated cultivation facilities is expected to further expand market demand for GrowGeneration products and services. We expect the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states. Each segment will be optimized to different distribution channels that GrowGeneration currently provides. We are of the opinion that as our volume increases, we will obtain volume discounts on purchasing that should allow us to maximize both our revenues and gross margins.

E-Commerce Strategy

The Company is developing its e-commerce website and portal, www.growgeneration.com. The site plans to offer for sale hydroponic, specialty and organic gardening products. Online shoppers are able to shop from product departments, from nutrients to lighting to hydroponic and greenhouse equipment, delivering an easy and quick method to find the products that they want to purchase. Our e-commerce site has been designed to appeal to both the professional grower, as well as the home gardener/hobbyist. Each product listed on the site contains product descriptions, product reviews and a picture so the consumer can make an informed and educated purchase. Our product filters allow the consumer to search by brand, manufacturer, or by function such as wattage. Designed as an information portal as well as an e-commerce store, the consumer will find videos, articles, blogs and other relevant content, all generated by Grow Generation’s internal staff, which we call our “Grow Pros”. The GrowGeneration shopper will be able to shop online 24/7 and, if they choose order online and receive products directly to their grow operation or home, order online and pick up at one of the GrowGeneration retail stores, or simply use our site as a resource and shop with our Grow Pros at one of our retail locations. Google advertising, social media and in store advertising are the primary advertising tools we will use to drive traffic to www.growgeneration.com

Goals and Strategy

Our goal is to become one of the nation's largest providers of equipment and supplies for growing organics, herbs and greens and plant-based medicines. We intend to achieve our goal by implementing the following strategies:

1. Engage with cultivation facilities and secure exclusive supplier contracts;

2. Own, operate and expand regional retail stores to service and support the operations of professional and home growers;

3. Develop and grow our e-commerce platform;

4. Establish a national sales team;

5. Establish a brand of “house” or white-labeled products which we would sell exclusively;

6. Assemble the most knowledgeable staff and leadership team; and

7. Acquire additional products and services that are essential to our customers and deliver high-margins.

Competition

Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as online product resellers and large online marketplaces such as Amazon.com and EBay. Our industry, generally referred to “Hydroponic Gardening Stores”, is a highly fragmented industry with over 1,000 retail outlets throughout the U.S. The industry is highly competitive. We compete with companies that have greater capital resources, facilities and diversity of product lines. Additionally, if demand for our hydroponic growing equipment continues to grow and if the cannabis industry continues to develop, we expect many new competitors to enter the market, as there are no significant barriers to retail sales of hydroponic growing equipment. More established hydroponic companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sales of hydroponic growing equipment. Increased competition may lead to reduced prices and/or margins for products we sell. Our competitors may also introduce new hydroponic growing equipment, manufacturers may sell equipment direct to consumers, and our distributers could cease sales of product to us.

Notwithstanding the foregoing, we do believe that our pricing, inventory and product availability and overall customer service provide us with the ability to compete in this marketplace. In addition, as we increase our number of stores and inventory per store, we expect to be able to purchase larger amounts of inventory at lower volume sale prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. We also believe, that the consistency of a national brand and operating in multiple states, will give our customers confidence to shop with us.

Based on our knowledge and communication with our suppliers, we do not believe our suppliers sell directly to the retail market or our customers.

Intellectual Property and Proprietary Rights

Our intellectual property consists of our brands and their related trademarks, domain names and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles. We also hold rights to website addresses related to our business including websites that are actively used in our day-to-day business such as www.GrowGeneration.com. We own the federally registered trademark for “GrowGeneration”. We also own a federal register trademark “Where the Pros Go to Grow”.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as necessary.

Government Regulation

While there is no governmental regulation relating to the sale of hydroponic equipment or soil and nutrients that we sell, there are laws and regulations governing the cultivation and sale of cannabis and related products. Currently, there are over 28 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. About a dozen other states are considering legislation to similar effect. As of the date of this report, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowGeneration to invest in or buy products from GrowGeneration. Active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly adversely affect GrowGeneration operations.

Employees

As of the date of this report, we have 36 full time employees and 7 part-time employees. We plan to add sales representatives in all states that we operate a retail store.

Principal Offices

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80233. We lease ten (10) stores in the state of Colorado, one (1) in the State of California and one (1) in the State of Nevada for our retail operations. Information relating to our stores is set forth in the table below:

	Store 1	Store 2	Store 3	Store 4	Store 5	Store 6	Store 7	Store 8	Store 9	Store 10	Store 11	Store 12
	Pueblo West	Pueblo Downtown	Pueblo Southside	Canon City	Trinidad	Conifer	Colorado Springs	Santa Rosa	Denver North	Castle Rock	Las Vegas	Denver South
Street	609 Enterprise, Unit 150	109, 111 & 113 W 4th Street	2704 S. Prairie Ave, Suite C	1811 Fremont Dr.	2012 Freedom Road	26591 Main Street	310-H/I South 8th Street	3535 Industrial Drive	4731 Lipan Ave	1011 Caprice Street	5885 S. Valley View Blvd	1000 W. Mississippi

City	Pueblo West	Pueblo	Pueblo	Canon City	Trinidad	Conifer	Colorado Springs	Santa Rosa	Denver	Castle Rock	Las Vegas	Denver

State & Zip	CO, 81007	CO, 81003	CO, 81005	CO, 81212	CO, 81082	CO, 80433	CO, 80904	CA, 95403	CO, 80211	CO 80104	NV 89118	CO, 80223

Beginning	5/27/2014	3/1/2015	10/1/2014	10/15/2016	3/1/2017	6/11/2014	9/1/2015	3/1/2017	3/1/2016	10/1/2016	11/15/2016	2/1/2017

Ending	4/30/2020	2/28/2018	9/30/2017	10/14/2022	2/28/2022	4/30/2019	12/31/2020	2/28/2022	3/1/2019	9/30/2019	2/28/2022	1/31/2022

Renewal Option	none	month-to-month	agreed upon terms	6 years with renewal option	5 years	month-to-month	64 months	5 years with renewal option	2 years with renew option	2 periods of 3 years	none	5 years with renew option

Square Footage	3300	3300	1800	4427	7383	3000	3360	8000	4500	1500	8880	12837

Monthly rent[1]	$2,100	$1,500	$950	$3,689	$3,169	$2,400	$3,780	$6,400	$3,650	$1,775	$5,720	$5,616

1 Some of our leases have increases during the term of the lease. Our Pueblo West rent increases to $2,300 per month in May 2016; our Pueblo Downtown and Pueblo Southside rent does not increase; our Canon City rent started at $3,689.17 and will increase to $4,276.75 in the sixth year; our Trinidad rent started at $3,169.41 for the first year and will increase to $3,636.97 in the fifth year; our Conifer rent increases to $2,500 per month in May 2016; our Colorado Springs rent increases to $2,940 per month in November 2017, to $3,080 in November 2018 and to $3,220 in November 2019; our Santa Rosa rent started at $6,400 and will be adjusted upward annually; our Denver North rent started at $3,650 and will increase to $3,873 in the third year; our Castle Rock rent will increase to $1,980 per month in October 2017 and $2,138 per month in October 2018; our Las Vegas rent will increase from $5,720 in December 2016 to $6,886 per month in February 2022; and our Denver South rent started at $5,616.19 and will increase to $6,685.94 in the fifth year.

2 We opened a retail store in Fairplay, Colorado on August 1, 2016 and we paid a monthly rental payment of $1,085. Effective as of December 31, 2016, the lease agreement we entered into on July 19, 2016 for the Fairplay retail store was terminated, and all the operations and business in the Fairplay store have been consolidated into the Conifer store.

ITEM 1A. RISK FACTORS

We have a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history and unproven business strategy. We acquired 4 stores called “Pueblo Organics and Hydroponics” in 2014 and opened our Conifer, Trinidad and Colorado Springs, and our Santa Rosa, California stores in 2015 and opened our Denver, Fairplay, Castle Rock and Las Vegas stores in 2016. Accordingly, our operation of these stores has been limited. If we are unable to manage these stores as well as others that we open or acquire, our business is unlikely to succeed. Our business should be viewed in light of these risks, challenges and uncertainties.

We face intense competition that could prohibit us from developing or increasing our customer base and generating revenue.

The industry  within which we compete is highly competitive. We compete with companies that have greater capital resources, facilities and diversity of product lines. We compete in the specialty gardening industry, selling hydroponic and organic nutrients, soils and other gardening related products. Additionally, if demand for our hydroponic growing equipment and products continues to grow, we expect many new competitors to enter the market, as there are no significant barriers to retail sales of hydroponic growing equipment and related gardening products. More established gardening companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sales of hydroponic growing equipment. Due to this competition, there is no assurance that we will not encounter difficulties in generating or increasing revenues and capturing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. Our competitors may also introduce new hydroponic growing equipment, manufacturers may sell equipment direct to consumers, and our distributers could cease sales of product to us.

If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to expand our retail or online operations and we may be forced to modify our business plans accordingly. There is no assurance that additional financing will be available to us. In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in sales and marketing; and (iv) new store openings and or acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete. Moreover, even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Darren Lampert, our President, Michael Salaman, and our Chief Operating Officer Jason Dawson. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

Irwin Lampert, our current Chief Financial Officer, Secretary and Director, has indicated his intention to retire from all officer positions and as a director of the Company during 2017. We are currently actively seeking a new Chief Financial Officer and Secretary to fill the officer positions; we do not intend to appoint another director to replace Mr. Lampert at this time.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive hydroponics and gardening industry depends in large part upon our ability to attract highly qualified managerial and sales personnel. In order to induce valuable employees to come and work for us or to remain with us, we intend to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior personnel.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As we continue to work to open and/or acquire additional retail store locations, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and compete in the hydroponics industry effectively will depend, in part, on our ability to effectively manage any future growth.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We may not obtain insurance coverage to adequately cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. We currently maintain only premises insurance and there can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

Federal practices could change with respect to providers of equipment potentially usable by participants in the medical cannabis industry, which could adversely impact us.

Cannabis growers utilize various products that we offer for sale. While we are not aware of any threatened or current federal or state law enforcement actions against any retailer of hydroponic equipment that might be used for cannabis growing or use we have heard that a number of years ago, law enforcement authorities did initiate raids at some retail stores where operators evidently knew they were selling hydroponic equipment directly to customers who indicated they intended to use it for the cultivation of recreational cannabis. Those raids took place in a different legal landscape, well before the legalization of medical or recreational cannabis by any state. We are unaware of any threatened or actual law enforcement activity, ever, against manufacturers or retailers of supplies marketed for usage by participants in the emerging cannabis industry.

A theoretical risk exists that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the Federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. We believe, however, that such a risk is relatively low. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis gardeners, or with respect to any supplies marketed to participants in the emerging medical cannabis industry. We are unaware of such a broad application of the Controlled Substances Act by federal authorities, and we believe that such an attempted application would be unprecedented.

If the federal government were to change its practices, or were to expend its resources attacking providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

Continued federal intervention in certain segments of the cannabis industry is disruptive to the industry, and may have a negative impact on us.

Our products are sold to growers of various crops, including cannabis, and we expect the number of gardeners or cannabis users buying our products to remain relatively unaffected despite federal interference in some segments of the cannabis industry. Although we expect minimal impact on the Company from any federal government crackdown on cannabis providers, the disruption to the cannabis industry could cause some potential customers to be more reluctant to invest in growing equipment, including equipment we sell. Moreover, the federal government’s tactics may change or have unforeseen effects, which could be detrimental to our business.

There can be no assurance that our intended operations will not violate state or federal law.

We have not requested or obtained any opinion of counsel or ruling from any authority to determine if our intended operations are in compliance with or violate any state or federal laws or whether we are assisting others to violate a state or federal law. In the event that our intended operations are deemed to violate any laws or if we are deemed to be others to violate a state or federal law, we could have liability that could cause us to modify or cease our operations.

Our 2014, 2015 and 2016 Private Placements were made pursuant to an exemption from registration.

Our 2014, 2015 and 2016 Private Placements were made in reliance upon the so-called "private placement" exemption from registration with the Securities and Exchange Commission (the “SEC”) provided by Sections 4(a)(2) of the 1933 Securities Act, by Regulation D, Rule 506 adopted there under, and the exemptions from registration provided by the Blue Sky laws of states in which our securities are offered. However, reliance upon these exemptions is highly technical and should not be viewed as a guarantee that such exemptions are indeed available. If for any reason the private placement exemption is not available for the 2014, 2015 and 2016 Private Placements and no other exemption from registration is found to be available, the sale of the securities in such Private Placements would be deemed to have been made in violation of the applicable laws, thus requiring registration of those securities. As a remedy for such a violation, each investor would have the right to rescind its purchase and to have its full investment returned. If an investor requests return of its investment, it is possible that funds would not be available to us for that purpose, and that liquidation of us may be required. Any refunds made would reduce funds available to us for our operations. A significant number of requests for rescission would probably leave us without funds sufficient to respond to such requests or to proceed successfully with its activities.

There are a significant number of shares of common stock eligible for sale, which could depress the market price of such shares.

Our Registration Statement on Form S-1 has registered a total of 8,011,430 shares of our common stock, which includes 4,655,715 shares of common stock being sold by our shareholders and 3,355,715 shares of common stock underlying the warrants with an exercise price of $0.70 per share, available for sale in the public market. The availability of such a large number of shares of common stock for sale in the public market could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;
●	injury to our reputation;
●	costs to defend the related litigation;
●	a diversion of management's time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We do not maintain any product liability insurance. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or products, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and/or marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

Risks Related to Our Common Stock

Our officers and directors will control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our founders, officers and directors collectively beneficially own approximately 39.20% of our outstanding shares of Common Stock on a primary basis and 59.80% of our outstanding shares in Common Stock if they exercise all their options and warrants, in which case they would own a majority of our Common Stock. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An investment in our company should be considered illiquid.

An investment in our company requires a long-term commitment, with no certainty of return. Currently there is no liquid market for our common stock and we cannot guarantee that such liquid market for our common stock would develop in the near future. Moreover, we do not expect security analysts of brokerage firms to provide coverage of our company in the near future. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future than they would if we were to become a public reporting company by means of an initial public offering of common stock. If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

Limited public market for our common stock currently exists, and an active trading market may not develop or be sustained.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. The Company was recently approved to start trading its Common Stock on the OTCQB Marketplace as of October 19, 2016, and commenced trading on November 11, 2016. There is currently is a limited public market for our Common Stock and there is no guarantee that any sustained trading market will develop in the near future or at all. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for shares of our common stock may be limited; and
●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQB Marketplace is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX). The market for our Common Stock may be illiquid and you may be unable to dispose of your shares of Common Stock at desirable prices or at all. Moreover, there is a risk that our Common Stock could be delisted from the OTCQB Marketplace, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB Marketplace.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

The market price of our common stock may be significantly volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in financial or operational estimates or projections;
●	conditions in markets generally;
●	changes in the economic performance or market valuations of companies similar to ours; and
●	general economic or political conditions in the United States or elsewhere.

The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Our common stock is considered a “penny stock,” and thereby is subject to additional sale and trading regulations that may make it more difficult to sell.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTCBB and OTCQB Market do not meet such requirements and since the price of our common stock is less than $5.00, our common stock is deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stock holders may have difficulty selling their shares.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our shareholders may face significant restrictions on the resale of their shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. The resale market for our common stock could be limited, as the holders of our common stock may be unable to resell their shares without the significant expense of state registration or qualification.

The shares of our common stock may experience substantial dilution by exercises of outstanding warrants and options.

As of the date of this report, we had outstanding warrants to purchase an aggregate of 3,167,157 shares of our common stock at a weighted average exercise price of $.70 and options to purchase an aggregate of 1,872,000 shares of our common stock at an exercise price of $.60 per share (the first $100,000 of options granted to each of our officers and directors may be deemed to be incentive stock options and are exercisable at a price of $.66 per share; the balance of the options owned by such persons may be deemed to be non-qualified options and are exercisable at a price of $.60 per share). The exercise of such outstanding options and warrants will result in substantial dilution of our shareholders’ investment.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incurred significantly increased costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer deemed an “emerging growth company.”

As a public company, we incurred significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon dissolution of our company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our Company. In this event, you could lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80233. We currently pay a monthly rent of $5,616.19 for such office. We lease ten (10) stores in the state of Colorado, one (1) in the State of California and one (1) in the State of Nevada for our retail operations.

ITEM 3. LEGAL PROCEEDINGS

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We received approval from the OTCQB Market to trade our common stock under the ticker symbol of “GRWG” as of October 19, 2016, and commenced trading on November 11, 2016. There is currently limited trading volume for our common stock and there is no guarantee that any sustained trading market will develop in the future.

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of December 31, 2016 is 59.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

From March 2014 to the date of this report, the Company made sales of the following unregistered securities:

Original Issuances of Stock

Formation of GrowGeneration Corp.

In connection with our formation in March 2014, we sold an aggregate of 5,000,000 shares of our common stock to our founders Darren Lampert, Michael Salaman and Irwin Lampert, for an aggregate of $50,000 ($0.001 per share). All of such issuances were believed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

2016 Private Placements

On April 29, 2016, the Company closed on a private placement to which it sold 890,714 units to 10 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $623,500. We paid Cavu, our placement agent, a total compensation for its services of (i) five-year warrants to purchase 50,000 shares of our common stock, at an exercise price equal to $0.70 per share; and (ii) 50,000 shares of our common stock.

On October 6, 2016, the Company closed a private placement of a total of 1,000,000 units of its securities sold to 8 accredited investors at a price of $0.70 per unit. Each unit consists of one share of common stock and one 5 year warrant to purchase one share of common stock at an exercise price of $0.70 per share. The Company raised an aggregate of $700,000 gross proceeds in the offering. The Company agreed to pay Cavu a cash fee of $22,050 and five-year warrants to purchase 31,500 shares of common stock, at an exercise price equal to $0.70 per share, on proceeds of $315,000 raised by Cavu in connection with this offering.

2017 Private Placement

On March 10, 2017, the Company closed a private placement of a total of 825,000 units of its securities to 4 accredited investors. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5 year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

Stock Options

Since our inception, we have granted stock options under our 2014 Equity Compensation Plan to purchase an aggregate of 1,872,000 shares at exercise prices ranging from $0.60 to $.66 per share.

Securities Act Exemptions

We deemed all of the above offers, sales and issuances of our shares of common stock and warrants to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants of stock options and issuances of common stock upon exercise of such options described above under “Stock Options” to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

PENNY STOCK REGULATION

Shares of our common stock is subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under "Risk Factors." Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of twelve (12) retail hydroponic/gardening stores, with ten (10) located in the state of Colorado, one (1) in the state of California and one (1) in the state of Nevada. Our plan is to open and operate hydroponic/gardening stores throughout the United States.

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment, and other products needed to grow indoors and outdoors. Our strategy is to target two distinct verticals; namely (i) commercial growers, and (ii) smaller growers who require a local store to fulfill their daily and weekly growing needs.

GrowGeneration serves a new, yet sophisticated community of commercial and urban cultivators growing specialty crops including organics, greens and plant-based medicines. Unlike the traditional agricultural industry, these cultivators use innovative indoor and outdoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields without having to compromise quality, regardless of the season or weather and drought conditions.

Our target market segments include the commercial growers in the cannabis market (Dispensaries, Cultivators, Caregivers), the home cannabis grower and to businesses and individuals who grow organically grown herbs and leafy green vegetables.

Sales at our GrowGeneration stores have grown since we organized the business. Our growth has been fueled by frequent and higher dollar transactions from commercial growers, individual home growers and gardeners who grow their own organic foods. We expect to continue to experience significant growth over the next few years, primarily from existing and new stores that we open or acquire. Our growth is likely to come from four distinct channels: establishing new stores in high-value markets, internal growths at existing stores, acquiring existing stores with strong customer bases and strong operating histories and the creation of a business to business e-commerce portal at www.GrowGeneration.com.

On February 15, 2015, we opened our first non-acquired GrowGeneration store in Trinidad, Colorado. This store is 3,000 square feet and was initially stocked with $100,000 in inventory. Our lease obligation for this store was $1,000 per month for 3 years.

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

On July 15, 2016, the Company entered into a new lease agreement for its Canon City, Colorado location. The Canon City Store completed its move to its new location on July 25, 2016. The new store is approximately 4,427 square feet.

On July 19, 2016 the Company entered into a 2 year lease agreement for its tenth retail store in Fairplay, Colorado. The store began operations in Fairplay, Colorado on August 1, 2016. In December 2016, the Company consolidated all the operations and business of the store in Fairplay, Colorado into the store in Conifer, Colorado. Effective as of December 31, 2016, the lease agreement for the retail store in Fairplay, Colorado was terminated.

On September 27, 2016, the Company entered into a commercial lease to rent certain premises located in Castle Rock, Colorado, to be effective from October 1, 2016 to September 30, 2019. The lease requires monthly payments of $1,775 through September 30, 2017; $1,980 through September 30, 2018 and $2,138 through September 30, 2019. This eleventh store of the Company began operations on October 1, 2016.

On October 6, 2016, the Company closed on the 2106 private placement, pursuant to which it sold 1,000,000 units to 8 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five year life for gross proceeds of $700,000.

Effective as of October 19, 2016, the Company has been approved to start trading its common stock on the OTCQB Marketplace under the ticker symbol of “GRWG”.

The lease of the Company store in Las Vegas, Nevada commenced on November 15, 2016 and continues through February 28, 2022 and requires monthly payments of $6,776 through February 28, 2018, with annual increases of 4% for the balance of the term of the lease.

On January 30, 2017, the Company entered into a commercial lease to rent certain premises located in Trinidad, Colorado, to be effective from March 1, 2017 to February 28, 2022. This 7,383 square feet premises is used by the Company to open a new store to replace and consolidate its existing 3,000 square feet store in Trinidad as part of the Company’s expansion plan.

On February 1, 2017, the Company entered into a commercial lease to rent certain 12,837 square feet premises located in Denver, Colorado, to be effective from February 1, 2017 to February 1, 2022. The premises is used by the Company to open a new store and as the Company’s principal offices.

On February 1, 2017, the Company’s wholly-owned subsidiary, GrowGeneration California Corp. (“GrowGeneration California”) entered into an asset purchase agreement (“Asset Purchase Agreement”) with an individual to purchase certain assets from the seller in connection with a retail hydroponic and garden supply business located in Santa Rosa, CA. The assets subject to the sale under the Asset Purchase Agreement included inventories, fixed assets, tangible personal property, intangible personal property, receivables and a custom list. In addition to the cash consideration for the purchase of such assets, GrowGeneration California also agreed to make certain cash payments and 25,000 shares of common stock of the Company to the seller contingent on the achievement of revenue goals by the business in 2017, 2018 and 2019. The closing of the asset purchase took place on February 8, 2017.

In connection with the purchase of the assets, GrowGeneration California also entered into a commercial lease, effective from March 1, 2017 to February 28, 2022, to rent the premises where the former business was located. In connection therewith, we closed our existing store in Santa Rosa and consolidated those operations with the GrowGeneration California operations opened at the new location.

On March 10, 2017, the Company closed a private placement of a total of 825,000 units of the Company’s securities to 4 accredited investors. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5 year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

RESULTS OF OPERATIONS

The following table sets forth information from our statements of operations for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31		Year to Year Comparison
	2016	2015	Increase/ (decrease)	Percentage Change

Sales	$7,980,471	$3,455,146	4,525,325	131%
Cost of Sales	5,776,194	2,351,836	3,424,358	146%

Gross profit (loss)	2,204,277	1,103,310	1,100,967	100%

General and administrative expenses	2,630,070	1,617,930	1,012,320	63%
Total operating expenses	2,630,070	1,617,930	1,012,320	63%

Loss from operations	(425,993)	(514,620)	(88,627)	(17%)

Net loss	(431,244)	(528,756)	(97,512)	(18%)

Revenue

Net revenue for the year ended December 31, 2016 increased $4,525,325 to $7,980,471, as compared to $3,455,146 for the year ended December 31, 2015. The increase was due to revenue from the retail stores that we acquired and opened during that period and the growth from our existing stores.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2016 increased by $3,424,358 to $5,776,194, as compared to $2,351,836 for the year ended December 31, 2015. The increase was due to an increase in the company’s revenue.

Gross profit was $2,204,277 for the year ended December 31, 2016, as compared to $1,103,310 for the year ended December 31, 2015. The increase of $1,100,967 was due to an increase in the company’s revenue.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 increased by $1,012,340 to $2,630,270, as compared to $1,617,930 for the year ended December 31, 2015. The increase was mainly due to increased payroll expenses, rent expense, professional fees, broker commissions, travel expense and non-cash expenses.

Non-cash general and administrative expenses for the year ended December 31, 2016 increased by $47,946 to $304,123, as compared to $256,177 for the year ended December 31, 2015. The increase was mainly due to increase in bad debt, depreciation expense and an increase in stock and stock option expense totaling $304,123, with (i) depreciation of $52,962, (ii) stock and stock option compensation, broker commissions of $184,333, and (iii) bad debt expense of $66,828.

Net Income

Net loss for the year ended December 31, 2016 decreased by $97,512 to $(431,246), as compared to $(528,750) for the year ended December 31, 2015. The decrease was mainly due to an increase in sales and less non-cash expenses.

For the year ended December 31, 2015, the Company had a total of 5 stores, opened more than a year, that generated net revenue of $2,917,188, as compared to net revenue of $4,355,786, for the Company's 5 same stores in the year of 2016.

For the fourth quarter of 2016, the Company had 6 same stores which generated net revenue of $1,476,963, as compared to the same stores in 2015 which generated net revenue of $1,020,348.

In 2015, the Company opened 3 new stores that generated net revenue of $514,429. These same 3 stores generated net revenue of $2,427,542 in 2016.

In 2016, the Company opened 2 new stores that generated net revenue of $1,197,143.

	5 Same Stores Open for a Year			5 New Stores
	Year Ended 2015	Year Ended 2016	$ Variance	Year Ended 2016
Net revenue	$2,197,188	$4,355,786	$1,438,598	$3,624,685

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 increased by $335,268 to $1,470,907, as compared to $1,135,639 for the year ended December 31, 2015. The increase was mainly due to an increase in inventory, accounts receivables and accounts payable.

Liquidity and Capital Resources

As of the date of this report, the Company had cash of approximately $1,200,000. As of the year ended December 31, 2016, the Company had net working capital of approximately $2,764,655, which consists of $606,644 in cash, $391,235 in accounts receivables and $2,574,438 in inventory.

We will need to obtain additional financing in the future to continue to acquire and open new stores. We have financed our operations through the issuance of the sale of common stock and warrant exercises.

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash (used in) operating activities	$(1,470,907)	$(1,135,639)
Net cash used in investing activities	$(331,580)	$(253,717)
Net cash provided by financing activities	$1,709,714	$1,978,214

Net cash used in operating activities was $1,470,907 for the year ended December 31, 2016, compared to $1,135,639 provided by operating activities for 2015. The increase in cash used in operating activities in the year ended December 31, 2016 was primarily caused by an increase in inventory of $1,256,799 and the increase of accounts receivables of $395,208 for operating activities.

Net cash used in investing activities was $331,580 for the year ended December 31, 2016, compared to $253,717 provided by operating activities for the year ended December 31, 2015. The increase in net cash used in investing activities for the year ended December 31, 2016 was primarily due to the purchasing of capital assets.

Net cash provided by financing activities amounted to $1,709,714 for the year ended December 31, 2016, as compared to $1,978,214 provided by financing activities for the year ended December 31, 2015. The decrease of $268,500 net cash provided by financing activities in fiscal year 2016 is primarily due to the decrease of common stock issuances.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update revise the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendments are effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this standard and the adoption did not have a material impact on the Company’s financial position.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The central feature of the guidance on disclosure requirements is that required disclosures are limited to matters significant to a particular entity. The disclosures focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term or the near-term functioning of the reporting entity.

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GrowGeneration Corp.

503 N. Main Street – Suite 740

Pueblo, Colorado 81003

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GrowGeneration Corp and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Philadelphia, Pennsylvania

March 27, 2017

Member of the American Institute of Certified Public Accountants,

Public Company Accounting Oversight Board, and Pennsylvania Institute of Certified Public Accountants

1608 Walnut Street, Suite 1703, Philadelphia, PA 19103  ●  (215) 732-4580  ●   Fax (215) 735-4584  ●  www.cgcpc.com

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$606,644	$699,417
Accounts receivable, net of allowance for doubtful accounts of $47,829 and $6,500, respectively	391,235	37,554
Employee advances	10,678	2,950
Inventory	2,574,438	1,311,639
Prepaid expenses	24,578	17,036
Total Current Assets	3,607,573	2,068,596

Property and Equipment, Net	549,854	271,236

Other Assets
Security deposits	42,526	27,230
Goodwill	243,000	243,000
Total Other Assets	285,526	270,230

Total Assets	$4,442,953	$2,610,062

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$23,443	$5,866
Accounts payable	535,913	292,078
Short term borrowings	107,880	56,184
Customer deposits	51,672	18,410
Payroll and payroll tax liabilities	77,068	43,925
Sales taxes payable	46,942	22,093
Total Current Liabilities	842,918	438,556

Long-Term Debt – net of current portion	41,726	18,133

Total Liabilities	884,644	456,689

Stockholders’ Equity
Common stock $.001 par value, 100,000,000 shares authorized: 11,742,834 shares issued and outstanding at December 31, 2016 and 8,967,834 shares issued and outstanding at December 31, 2015	11,743	8,968
Additional paid in capital	4,696,221	2,862,816
Accumulated (deficit)	(1,149,655)	(718,411)
Total Stockholders’ Equity	$3,558,309	$2,153,373

Total Liabilities and Stockholders’ Equity	$4,442,953	$2,610,062

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenues
Sales	$7,980,471	$3,455,146
Cost of sales	(5,776,194)	(2,351,836)
Gross profit	2,204,277	1,103,310

Expenses
Advertising and promotion	107,744	51,332
Alarm and security	4,677	3,087
Automobile expenses	32,466	14,915
Bad debt	66,828	9,791
Bank service charges	25,167	8,004
Credit card fees	47,286	27,819
Computer and internet expenses	19,452	7,417
Depreciation expense	52,962	16,436
Insurance expense	23,441	10,715
Investor and public relations	8,773
License and permits	8,053	904
Meals and entertainment	42,771	20,839
Office supplies	33,838	15,154
Officers salaries	344,050	252,500
Payroll, payroll tax and benefits	993,024	491,372
Postage and delivery	9,790	1,782
Professional fees	76,226	233,769
Rent expense	306,115	105,269
Repairs and maintenance	16,079	4,520
Stock compensation	98,000	141,983
Stock option compensation	86,333	87,967
Supplies	24,210	10,747
Telephone expense	31,278	13,498
Travel expense	114,512	54,676
Utilities	57,195	33,434
Total Expense	2,630,270	1,617,930

Net (loss) from operations	(425,993)	(514,620)

Other (Expenses)
Start up costs		(11,220)
Interest	(5,251)	(2,916)
Total other (expenses)	(5,251)	(14,136)

Net (Loss) before income tax	(431,244)	(528,756)

Income Tax	-0-	-0-

Net Loss	($431,244)	($528,756)

Loss per common share
Basic	$(.05)	$(.08)
Diluted	$(.05)	$(.08)
Average shares outstanding
Basic	9,153,053	6,563,271
Diluted	9,153,053	6,563,271

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2014	6,000,000	$6,000	$730,333	$(189,655)	$546,678

Issuance of common stock at $.60 per share	300,000	300	179,700		180,000

Issuance of common stock at $.70 per share	2,465,001	2,465	1,550,486		1,552,951

Warrants issued at $.07 per share			172,550		172,550

Stock option expense			87,967		87,967

Stock compensation at $.70 per share	202,833	203	141,780		141,983

Net (loss)				(528,756)	(528,756)

Balances, December 31, 2015	8,967,834	$8,968	$2,862,816	$(718,411)	$2,153,373

Issuance of common stock at $.70 per share	1,890,714	1,891	996,606		998,497

Warrants issued at $.07 per share			132,350		132,350

Stock option expense			86,333		86,333

Stock compensation at $.70 per share	140,000	140	97,860		98,000

Warrants converted at $.70 per share	694,286	694	485,306		486,000

Stock issued for services	50,000	50	34,950		35,000

Net (loss)				(431,244)	(431,244)

Balances, December 31, 2016	11,742,834	$11,743	$4,696,221	$(1,149,655)	$3,558,309

The accompanying notes are an integral part of theses audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss)	$(431,244)	$(528,756)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation	52,962	16,436
Bad debt expense	41,526	9,791
Inventory market value reserve	(6,000)	38,500
Stock issued for services	35,000
Stock compensation	184,333	229,950
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(395,208)	(38,647)
Employee advances	(7,728)	(2,950)
Inventory	(1,256,799)	(1,003,855)
Prepaid expenses	(7,542)	(11,166)
Security deposits	(15,296)	(19,140)
Increase (decrease) in:
Accounts payable	243,835	124,313
Customer deposits	33,262	10,160
Payroll and payroll tax liabilities	33,143	26,918
Sales taxes payable	24,849	12,807
Net Cash (Used In) Operating Activities	(1,470,907)	(1,135,639)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment	(331,580)	(253,717)
Net Cash (Used In) Investing Activities	(331,580)	(253,717)

Cash Flows from Financing Activities:
Net proceeds on short term borrowing	51,696	48,714
Net proceeds from long-term debt, net	41,171	23,999
Issuance of common stock	1,616,847	1,905,501
Net Cash Provided by Financing Activities	1,709,714	1,978,214

Net Increase (Decrease) in Cash and Cash Equivalents	(92,773)	588,858

Cash and Cash Equivalents at Beginning of Period	699,417	110,559

Cash and Cash Equivalents at End of Period	$606,644	$699,417

Supplemental Information:
Interest paid during the period	$5,251	$2,916
Taxes paid during the period	$-0-	$-0-

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration Corp is engaged in the business of operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp and Ggen Distribution Corp. The company commenced operations with the purchase of 4 retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company, currently owns and operates a total of 12 stores and is actively engaged in seeking to acquire additional hydroponic retail stores.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to December 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through March 27, 2017, the date these consolidated financial statements were issued.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s financial statements are prepared on the accrual method of accounting. The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP). The consolidated financial statements of the Company include the accounts of GrowGeneration Pueblo Corp, Grow Generation California Corp, Grow Generation Nevada Corp, and Ggen Distribution Corp. Intercompany balances and transactions are eliminated in consolidation. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various products sold are aggregated into one reportable operating segment as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC or codification”) Topic 280 for segment reporting.

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

Revenue Recognition

Revenue on product sales is recognized upon delivery or shipment. Customer deposits/layaway sales are not reported as income unit final payment is received and the merchandise is delivered.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at year-end. Based on the Company's assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At December 31, 2016 and 2015, the Company established an allowance for doubtful accounts of $47,829 and $6,500, respectively.

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

Fair Value of Financial Instruments

The fair value of certain of our financial instruments including cash and cash equivalents, accounts receivable, prepaid assets, employee advances, accounts payable, customer deposits, payroll and payroll tax liabilities, sales tax payable and notes payable approximate their carrying amounts because of the short-term maturity of these instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate principally to depreciation of property and equipment, reserve for obsolete inventory and bad debt. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015, and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions as of December 31, 2016. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Presentation of Sales Taxes

The Company is required to collect sales tax for the State of Colorado, State of California, City of Pueblo, City of Canon City, City of Colorado Springs, Pueblo County, Fremont County, Jefferson County, El Paso County, City & County of Denver, and City of Santa Rosa; ranging from 3.9% to 8.25% on the Company's sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the corresponding taxing authorities. The Company's accounting policy is to exclude the tax collected and remitted from revenue and cost of sales.

Advertising

The Company expenses all advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2016 and 2015 amounted to $107,744 and $51,332, respectively.

Freight and Shipping

It is the Company's policy to classify freight and shipping costs as part of cost of sales. Total freight and shipping costs for the years ended December 31, 2016 and 2015 was $66,856 and $35,836, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2016 and 2015, the Company had $8,332 and $-0-, respectively, in excess of the FDIC insurance limit. The Company generally does not require collateral from its customers, but its credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. The Company maintains allowance for potential credit losses. A significant portion of the Company’s revenues are derived from the sales of products to the purveyors of cannabis products and services.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net tangible and intangible assets acquired in connection with an acquisition. The Company accounts for goodwill in accordance with the provisions of FASB Accounting Standards Update (ASU) 2014-02, Intangibles – Goodwill and Other (Topic 350) Accounting for Goodwill. In accordance with FASB ASC Topic 350 for Intangibles – Goodwill and Other, goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, the first step of the two-step quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The carrying value of goodwill is tested for impairment annually or more frequently if circumstances indicate that impairment may have occurred.

Inventory

Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (first-in, first-out method) or market.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Stock Based Compensation

The Company accounts for stock-based compensation issued to employees, and where appropriate, non-employees, at fair value. Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update revise the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendments are effective for annual reporting periods after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this standard and the adoption did not have a material impact on the Company’s financial position.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The central feature of the guidance on disclosure requirements is that required disclosures are limited to matters significant to a particular entity. The disclosures focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term or the near-term functioning of the reporting entity.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Other Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

4.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 consists of the following:

	December 31,
	2016	2015
Vehicle	$102,014	$32,191
Leasehold improvements	131,411	55,297
Furniture, fixtures and equipment	389.396	203,753
	622,821	291,241
Accumulated depreciation	(72,967)	(20,005)

	$549,854	$271,236

Depreciation expense amounted to $52,962 and $16,436 for the years ended December 31, 2016 and 2015. respectively.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

5.	INCOME TAXES

The Company is subject to federal and state income taxes.

The Company and subsidiaries file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended December 31, 2016 and 2015 consists of the following:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Income Tax Expense (benefit)
Current federal tax expense
Federal	$-0-	$-0-
State	-0-	-0-
Deferred tax (benefit)
Federal	$-0-	$-0-
State	-0-	-0-
Total	$-0-	$-0-

The consolidated provision for income taxes for the years ended December 31, 2016 and 2015 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Year Ended	Year
	December 31, 2016	December 31, 2015

Expected federal tax provision (benefit) at 35% rate	$(150,935)	$(185,065)
Surtax exemption	21,562	26,438
Meals and entertainment	6,416	2,724
Valuation allowance	(19,967)	171,493
State income tax	142,924	(15,590)
Total income tax	$-0-	$-0-

Effective tax rate	0.0%	0.0%

A summary of deferred tax assets and liabilities as of December 31, 2016 and 2015 is as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Deferred tax assets:
Reserve for inventory obsolescence	$15,930	$18,008
Reserve for bad debt	16,563	2,251
Stock option compensation	172,797	108,963
Federal tax loss carryforward	258,219	135,562
State tax loss carryforward	39,852	20,923
Less valuation allowance	(398,676)	(235,543)

Total Deferred Tax Asset	104,685	50,164

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

5.	INCOME TAXES (Continued)

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Deferred tax liabilities:
Accumulated depreciation and amortization	(104,685)	(50,164)
Total deferred tax liabilities	(104,685)	(50,164)

NET DEFERRED TAX	$-0-	$-0-

As of December 31, 2016, the Company had $860,730 federal and state net operating loss carryforwards, which results in a Federal and State deferred tax asset of $298,071, expiring in 2034, 2035 and 2036.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $398,676 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

6.	LONG-TERM DEBT

Long-term debt is as follows:

December 31, 2016
8.0%, Hitachi Capital, payable $631.13 monthly beginning September 2015 through August 2019, secured by delivery equipment with a book value of $26,059	$18,133

3.5%, Wells Fargo Equipment Finance, payable $518.96 monthly beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $26,150	24,559

10.926%, RMT Equipment, payable $1,154.79 monthly beginning June 2016 through October 2018, secured by delivery equipment with a book value of $33,076	22,477
$65,169

Less Current Maturities	(23,443)
Total Long-Term Debt	$41,726

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

6.	LONG-TERM DEBT (Continued)

Future Debt Maturities – A schedule of expected debt payments and the portion allocated to principal follows:

	Total	Allocated to
Year Ending December 31	Payment	Principal
2017	$27,779	$23,443
2018	24,634	23,369
2019	11,277	10,750
2020	6,228	6,058
2021	1,558	1,549
	$71,476	$65,169

Interest expense for the years ended December 31, 2016 and 2015 was $5,251 and $2,916, respectively.

7.	STOCK OPTIONS

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

On March 6, 2014, the Company issued 650,000 options to its CEO, Darren Lampert, issued 400,000 options to its CFO, Irwin Lampert, issued 400,000 options to its President, Michael Salaman and issued 200,000 options to its COO, Jason Dawson exercisable at prices between $.60 and $.66 per share. On May 12, 2014, the Company issued 50,000 options to its director, Jody Kane and on May 14, 2014, the Company issued 50,000 options to its director, Steve Aiello, exercisable at prices between $.60 and $.66 per share. On July 7, 2014, the Company issued 100,000 options to 8 of its employees, exercisable at prices between $.60 and $.66 per share. On April 15, 2015 the Company issued 10,000 options to sales consultant, Duane Nunez and on October 8, 2015 it issued 25,000 options to sales consultant Troy Sower. The options vest 1/3 immediately, 1/3 one year after date of issuance and 1/3 two years after date of issuance. The options vest over a three year period. Compensation expense recorded for the year ended December 31, 2016 was $86,333.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

7.	STOCK OPTIONS (Continued)

Each stock option award is estimated as of the date of grant using a Black-Scholes Merton option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on the volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2016, there were 1,872,000 options issued and outstanding under the plan.

Expected volatility	141.26%
Expected dividends	-0-
Expected term	3 years
Risk-free rate	2.0%

A summary of option activity as of December 31, 2016:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2016	1,885,000	$.62	3 years
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited or expired	(13,000)	-0-
Outstanding at December 31, 2016	1,872,000	.62	3 years

A summary of the status of the Company’s nonvested shares as of December 31, 2016 and changes during the period then ended is presented below:

		Weighted-Average
		Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at January 1, 2015	1,233,333	0.14
Granted	35,000	0.14
Vested	(628,334)	0.14
Forfeited	-0-	-0-

Nonvested at January 1, 2016	639,999	0.14
Granted	-0-	-0-
Vested	(626,999)	0.14
Forfeited	(13,000)	-0-

Nonvested at December 31, 2016	-0-	0.14

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

8.	STOCK PURCHASE WARRANTS

As of December 31, 2016, the Company granted 2,585,000 warrants to investors in a private placement of common shares. 50,000 warrants were issued to “Placement Agents” for private placement of common stock. These warrants are exercisable for a period of five years with an exercise price of $.70.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2016 is as follows:

	Weighted	Shares Exercise
	Average	Price
Outstanding January 1, 2016	2,607,801	$.70
Granted	2,635,000	.70
Exercised	(1,357,072)	.70
Forfeited	-0-	-0-
Outstanding December 31, 2016	3,885,729	$.70

As of March 27, 2017, there were a total of 3,167,157 warrants issued and outstanding.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes it to issue 100,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2016, there were 11,742,834 shares of common stock outstanding. The number of shares of common stock outstanding as of December 31, 2016 does not include (i) 3,885,729 shares of common stock issuable upon the exercise of warrants; (ii) shares of our common stock issuable upon the exercise of 1,872,000 outstanding stock options.

As of March 27, 2017, there were a total of 12,561,406 shares of common stock issued and outstanding.

10.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for years ended December 31, 2016 and 2015.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Net (Loss)	$(431,244)	$(528,756)

Weighted average share outstanding basic	9,153,053	6,563,271
Effect of dilutive common stock equivalents Adjusted weighted average shares outstanding – dilutive	9,153,053	6,563,271
Basic (loss) per share	$(.05)	$(.08)
Dilutive (loss) per share	$(.05)	$(.08)

The effect of 1,872,000 stock options and 3,885,729 of warrants outstanding as of December 31, 2016 is antidilutive and therefore not presented in the above table.

11.	LEASE COMMITMENTS

The Company leases its store facilities under operating leases ranging from $900 to $5,600 per month. The following is a schedule of future minimum rental payments required under the terms of the operating leases as of December 31, 2016:

Year Ending December 31	Amount
2017	$476,182
2018	479,089
2019	437,745
2020	369,841
2021	332,937
Thereafter	81,162
$2,176,956

Rent expense under all operating leases for the year ended December 31, 2016 and 2015 was $306,115 and $105,269, respectively.

12.	OTHER COMMITMENTS

In May 2014, the Company entered into employment agreements with its CEO and President of the Company. The agreements require payment of monthly wages and benefits. These agreements expire May 2017.

GrowGeneration Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

13.	SUBSEQUENT EVENTS

On January 30, 2017, the Company entered into a commercial lease to rent certain premises located in Trinidad, Colorado, to be effective from March 1, 2017 to February 28, 2022. This 7,383 square feet premises is used by the Company to open a new store to replace and consolidate its existing 3,000 square feet store in Trinidad as part of the Company’s expansion plan.

On February 1, 2017, the Company entered into a commercial lease to rent certain 12,837 square feet premises located in Denver, Colorado, to be effective from February 1, 2017 to February 1, 2022. The premises is used by the Company to open a new store and as the Company’s principal offices.

On February 1, 2017, the Company’s wholly-owned subsidiary, GrowGeneration California Corp. (“GrowGeneration California”) entered into an asset purchase agreement (“Asset Purchase Agreement”) with an individual to purchase certain assets from the seller in connection with a retail hydroponic and garden supply business located in Santa Rosa, CA. The assets subject to the sale under the Asset Purchase Agreement included inventories, fixed assets, tangible personal property, intangible personal property, receivables and a custom list. In addition to the cash consideration for the purchase of such assets, GrowGeneration California also agreed to make certain cash payments and 25,000 shares of common stock of the Company to the seller contingent on the achievement of revenue goals by the business in 2017, 2018 and 2019. The closing of the asset purchase took place on February 8, 2017. In connection with the purchase of the assets, GrowGeneration California also entered into a commercial lease, to be effective from March 1, 2017 to February 28, 2022, to rent the premises where the business is located. We closed our existing store in Santa Rosa and consolidated it with a new store we opened in the new location.

On March 10, 2017, the Company closed a private placement of a total of 825,000 units of its securities to 4 accredited investors. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5 year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position
Darren Lampert	56	Chief Executive Officer and Director
Michael Salaman	54	President and Director
Irwin Lampert	85	Chief Financial Officer, Secretary and Director
Jason Dawson	39	Chief Operating Officer
Stephen Aiello	56	Director
Jody Kane	36	Director

Darren  Lampert has been our Chief Executive Officer and a Director since our inception in 2014. Mr. Lampert began his career in 1986 as a founding member of the law firm of Lampert and Lampert (1986-1999), where he concentrated on securities litigation, NASD (now FINRA) compliance and arbitration and corporate finance matters. Mr. Lampert has represented clients in actions and investigations brought before government agencies and self-regulatory bodies. Mr. Lampert has spent the past 15 years working as a portfolio manager and proprietary trader at Schonfeld Securities (1999-2005), Schottenfeld Group (2007) and Incremental Capital (2008-2010). From 2010 to 2014, Mr. Lampert was a private investor. Mr. Lampert graduated in 1982 with a Bachelor of Science degree in business administration from Ithaca College. Mr. Lampert received a JD from Bridgeport University School of Law in 1985. Mr. Lampert was admitted to practice law in New York in 1986 and is also admitted to practice before the United States District Courts for the Southern and Eastern Districts of New York.

Michael Salaman has been our President and a Director since our inception. Michael Salaman served as the Chairman of Skinny Nutritional Corp. since January 2002 and as Chief Executive Officer and President of Skinny Nutritional Corp. since June 2010. He also served as Chief Executive Officer of Skinny Nutritional Corp. Skinny Nutritional Corp. filed for Chapter 11 Bankruptcy protection in 2013 and the assets were sold to a private equity firm in March 2014. Mr. Salaman has over 20 years’ experience in the area of start-ups, new product development, distribution and marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started an Digital Media company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of that entity and directed its operations as a marketing and distribution company and in 2005 focused its efforts in the enhanced water business. Mr. Salaman received a Bachelor of Business Administration degree in business from Temple University in 1986.

Irwin Lampert has been our Chief Financial Officer, Secretary and a Director since our inception. Mr. Lampert has been retired for over ten years. Mr. Lampert is a certified public accountant and attorney. He received a B.S. in Accounting from Brooklyn College and LLB from Brooklyn Law School. Irwin Lampert is the father of Darren Lampert. Mr. Lampert has indicated his intention to retire from all officer positions and as a director of the Company in 2017. We are currently actively seeking a new Chief Financial Officer and Secretary to fill the officer positions. We do not currently intend to appoint a new director to replace the vacancy that will be created by Mr. Lampert’s retirement.

Jason Dawson has been our Chief Operating Office since June 2014. Mr. Dawson is the founder of Pueblo Hydroponics, which he was the President of from 2008-2014. From 2003-2008, Mr. Dawson was Head of International Sales for Gualala Robotics, Inc. a lighting manufacturer. Mr. Dawson has over 15 years of experience in the gardening and hydroponic industries.

Steven  Aiello has been a Director of the Company since May 2014. Mr. Aiello was a partner at Jones and Company from 2004-2008. From 2001-2003, he worked at 033 Asset Management. From 1986-2001, he was a partner at Montgomery Securities. Mr. Aiello received a B.A. in Psychology from Ithaca College and an MBA from Fordham University. Since 2010, Mr. Aiello has been a private investor and owner of real estate properties.

Jody Kane has been a Director since May 2014. Mr. Kane has been a Managing Partner at Diamond Bridge Capital from February 2009 through the date of this report and from 2005-2009, Mr. Kane was an analyst at Sidoti & Company LLC. Mr. Kane graduated from Troy University, with a B.S. in Finance in 2001.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees other than Michael Salaman (see biographical information of Michael Salaman above regarding the Chapter 11 Bankruptcy protection filed by Skinny Nutritional Corp. in 2013) has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The Company does not currently maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to initially appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees.

Code of Business Conduct and Ethics

We have not adopted a Code of Business Conduct and Ethics. We have adopted an Insider Trading Policy which sets forth the procedure regarding trading by insiders in securities of the Company.

Limitation of Directors Liability and Indemnification

The Colorado Business Corporations Act authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties.

We do not have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act, although we intend to acquire such insurance. Colorado law and our bylaws provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, nonappealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreements set forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the indemnification agreements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the three most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of March 31, 2017 for services rendered in all capacities to us for the years ended December 31, 2016 and 2015.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Darren Lampert	2016	125,500	0	0	0	0	0	125,500
Chief Executive Officer	2015	88,000	0	0	0	0	0	88,000

Michael Salaman	2016	125,500	0	0	0	0	0	125,500
President and Secretary	2015	88,000	0	0	0	0	0	88,000

Jason Dawson	2016	92,050	0	0	0	0	0	92,050
Chief Operating Officer	2015	83,125	0	0	0	0	0	83,125

Irwin Lampert	2016	0	0	0	0	0	0	0
Chief Financial Officer and Secretary	2015	0	0	0	0	0	0	0

(1)	Darren Lampert and Michael Salaman began receiving salary in August 2015.

Employment and Consulting Agreements

We have entered into employment agreements with Darren Lampert and Michael Salaman, who have each agreed to devote their full time and attention to our business. We have no employment agreement with Irwin Lampert, who has agreed to devote such time to the Company’s business as he deems necessary in his sole discretion. Darren Lampert and Michael Salaman each receive compensation of $120,000 per annum for their full time employment. Additionally, each member of Management may receive a year-end cash bonus and options as determined by our Board of Directors. In February 2015, we  entered into a three year employment agreement with Jason Dawson, our Chief Operating Officer, pursuant to which we pay Mr. Dawson compensation of $84,000 per annum, subject to a 10% increase each January 1 during the term of the agreement. Mr. Dawson will also be entitled to receive 100,000 common shares per year, on each of the anniversary dates of his employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of March 31, 2017.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)[1]	Option expiration date
Darren Lampert	650,000	0	$.66/$.60	March 16, 2019 as to 400,000 options and May 12, 2019 as to 250,000 options
Michael Salaman	400,000	0	$.66/$.60	March 6, 2019
Jason Dawson	200,000	0	$.66/$.60	March 30, 2019
Irwin Lampert	400,000	0	$.66/$.60	March 16, 2019

1 The first $100,000 of options granted to each of the above persons may be deemed to be incentive stock options and are exercisable at a price of $.66 per share. The balance of the options owned by such persons may be deemed to be non-qualified options and are exercisable at a price of $.60 per share.

EQUITY COMPENSATION PLAN

General

On March 6, 2014 our Board of Directors adopted an Equity Compensation Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders on March 6, 2014.

The general purpose of the 2014 Plan is to provide an incentive to our employees, directors, consultants and advisors by enabling them to share in the future growth of our business. Our Board of Directors believes that the granting of stock options, restricted stock awards, unrestricted stock awards and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of our Company by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

Our Board of Directors believes that the 2014 Plan will advance our interests by enhancing our ability to (a) attract and retain employees, consultants, directors and advisors who are in a position to make significant contributions to our success; (b) reward our employees, consultants, directors and advisors for these contributions; and (c) encourage employees, consultants, directors and advisors to take into account our long-term interests through ownership of our shares.

Description of the 2014 Equity Incentive Plan

The following description of the principal terms of the 2014 Plan is a summary and is qualified in its entirety by the full text of the 2014 Plan, which was attached as Exhibit 10.5 to our Registration Statement on Form S-1 filed on November 9, 2015.

Administration. The 2014 Plan will be administered by our Board of Directors. Our Board of Directors may grant options to purchase shares of our common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of our common stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board of Directors also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2014 Plan and amend or modify outstanding options, grants and awards. The Board of Directors may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2014 Plan. No options, stock purchase rights or awards may be made under the Plan on or after the ten year anniversary of the adoption of the 2014 Plan by our Board of Directors, but the 2014 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2014 Plan.

Eligibility. Persons eligible to receive options, stock appreciation rights or other awards under the 2014 Plan are those employees, consultants, advisors and directors of our Company and our subsidiaries who, in the opinion of the Board of Directors, are in a position to contribute to our success.

Shares Subject to the 2014 Plan. The aggregate number of shares of common stock available for issuance in connection with options and awards granted under the 2014 Plan is 2,500,000, subject to customary adjustments for stock splits, stock dividends or similar transactions. Incentive Stock Options may be granted under the 2014 Plan with respect to all of those shares. If any option or stock appreciation right granted under the 2014 Plan terminates without having been exercised in full or if any award is forfeited, or if shares of common stock are withheld to cover withholding taxes on options or other awards, the number of shares of common stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2014 Plan. No employee, consultant, advisor or director may receive options or stock appreciation rights relating to more than 1,000,000 shares of our common stock in the aggregate in any calendar year.

Terms and Conditions of Options. Options granted under the 2014 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board of Directors will determine the exercise price of options granted under the 204 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our common stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder).

If on the date of grant the common stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value shall generally be the closing sale price on the last trading day before the date of grant. If no such prices are available, the fair market value shall be determined in good faith by the Board of Directors based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant. Options granted under the 2014 Plan will be exercisable at such time or times as the Board of Directors prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000. The Board of Directors may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our common stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid (a) in cash or by certified bank check, (b) through delivery of shares of our common stock having a fair market value equal to the purchase price, or (c) a combination of these methods. The Board of Directors is also authorized to establish a cashless exercise program and to permit the exercise price (or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Board of Directors may permit the holder of an option, stock appreciation right or other award to transfer the option, right or other award to immediate family members or a family trust for estate planning purposes. The Board of Directors will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Board of Directors may grant stock appreciation rights independent of or in connection with an option. The Board of Directors will determine the other terms applicable to stock appreciation rights. The exercise price per share of a stock appreciation right will be determined by the Board of Directors, but will not be less than 100% of the fair market value of a share of our common stock on the date of grant, as determined by the Board of Directors. The maximum term of any SAR granted under the 2014 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our common stock over the exercise price, multiplied by

●	the number of shares of common stock covered by the stock appreciation right.

Payment may be made in shares of our common stock, in cash, or partly in common stock and partly in cash, all as determined by the Board of Directors.

Restricted Stock and Restricted Stock Units. The Board of Directors may award restricted common stock and/or restricted stock units under the 2014 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Board of Directors. The Board of Directors will determine the restrictions and conditions applicable to each award of restricted stock or restricted stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Board of Directors. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Board of Directors determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Board of Directors may award performance shares and/or performance units under the 2014 Plan. Performance shares and performance units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Board of Directors. The Board of Directors will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Effect of Certain Corporate Transactions. The Board of Directors may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2014 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Board of Directors. The Board of Directors may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control , and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Board of Directors deems necessary or appropriate.

Amendment, Termination. The Board of Directors may amend the terms of awards in any manner not inconsistent with the 2014 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. In addition, our board of directors may at any time amend, suspend, or terminate the 2014 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant and (ii) to the extent necessary to comply with any applicable law or stock exchange rule, the 2014 Plan requires us to obtain stockholder consent. Stockholder approval is required for any plan amendment that increases the number of shares of common stock available for issuance under the 2014 Plan or changes the persons or classes of persons eligible to receive awards.

Tax Withholding

As and when appropriate, we shall have the right to require each optionee purchasing shares of common stock and each grantee receiving an award of shares of common stock under the 2014 Plan to pay any federal, state or local taxes required by law to be withheld.

Option Grants and Stock Awards

The grant of options and other awards under the 2014 Plan is discretionary, and we cannot determine now the specific number or type of options or awards to be granted in the future to any particular person or group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2017 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 12,561,406 shares of common stock outstanding as of March 31, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 31, 2017. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o GrowGeneration Corp., 1000 W Mississippi Ave., Denver, CO 80233.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Michael Salaman	2,400,000	[1]	19.11%
Darren Lampert	2,400,000	[1]	19.11%
Irwin Lampert	1,650,000	[1]	13.14%
Jason Dawson	400,000	[1]	3.18%
Jody Kane	60,000	1 2 4	*
Stephen Aiello	200,000	1 2 3	1.59%
All Officers and Directors (6)	7,110,000		56.60%

* Less than 1%

1 Includes 400,000 options issued to Michael Salaman, 650,000 options issued to Darren Lampert, 400,000 options issued to Irwin Lampert; 200,000 options issued to Jason Dawson, 50,000 options issued to Stephen Aiello and 50,000 options issued to Jody Kane under our 2014 Equity Incentive Plan. The first $100,000 of options issued to each of the above persons are intended to be ISOs and are exercisable at a price of $.66 per share. The balance of the options are NSOs and are exercisable at a price of $.60 per share.

2 Represents 50,000 shares of common stock purchased in the Company’s 2014 Private Placement at $.60 per share.

3 Represents 50,000 shares of common stock and 50,000 shares of common stock underlying warrants purchased in the Company’s 2016 Private Placement at $.70 per share.

4 During December 2016, Jody Kane sold a total of 40,000 shares of common stock on the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unless described below, since March 5, 2014 (inception), there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Connolly Grady & Cha served as our independent registered public accounting firm for 2016 and 2015.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2016 and 2015.

	2016	2015
Audit Fees	$35,000	$35,000
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$5,000	$5,000
Total	$40,000	$40,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2016 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

4.1	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

4.2	Form of Placement Agent Warrant issued to Cavu Securities LLC (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.1	Placement Agency Agreement, dated March 12, 2015, between of GrowGeneration Corp. and Cavu Securities LLC. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of Subscription Agreement for GrowGeneration Corp.’s 2014 private placement (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	Form of Subscription Agreement for GrowGeneration Corp.’s 2015 private placement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.4	Form of Subscription Agreement for GrowGeneration Corp.’s second 2015 private placement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.5	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.6	Form of GrowGeneration Corp. Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.7	Employment Agreement, dated May 12, 2014 between of GrowGeneration Corp. and Darren Lampert (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.8	Employment Agreement, dated May 12, 2104, between of GrowGeneration Corp. and Michael Salaman (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.9	Employment Agreement, dated February 23, 2015, between of GrowGeneration Corp. and Jason Dawson (Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.11	Asset Purchase Agreement dated April 14, 2014 between GrowGeneration Pueblo Corp. and Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics) (Incorporated by reference to Exhibit 10.11 to the Amendment No. 2 to Registration Statement on Form S-1 as filed on June 15, 2016)

10.12	Inventory Purchase Agreement dated May 10, 2015 between Grow Generation Pueblo Corp. and Happy Grow Lucky, LLC (Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.13	Inventory Purchase Agreement dated April 10, 2015 between Grow Generation Pueblo Corp. and Green Growers Corp. (Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.14	Inventory Purchase Agreement dated October 28, 2015 between GrowGeneration California Corp. and Sweet Leaf Hydroponics, Inc. dba Mad Max Hydroponics (Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.15	Lease, effective as of June 1, 2014, by and between GrowGeneration Pueblo Corp. and Sunshine Properties. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.16	Lease, effective as of May 27, 2014, by and between GrowGeneration Pueblo Corp. and Joe and Renee Prutch. (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.17	Lease, effective as of June 1, 2014, by and between GrowGeneration Pueblo Corp. and Jannie Coyne. (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.18	Lease, effective as of May 27, 2014, by and between GrowGeneration Pueblo Corp. and Larry Schreder. (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.19	Lease, effective as of June 11, 2015 by and between GrowGeneration Pueblo Corp. and Bill and Bonnie Holland. (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.20	Lease, effective as of August 7, 2105, by and between GrowGeneration Pueblo Corp. and Colorado Place Center (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.21	Lease, effective as of December 1, 2014, by and between GrowGeneration Pueblo Corp. and PurRecycling Corporation dba Terra Firma Recycling/Fund. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.22	Lease, effective as of February 1, 2016, by and between GrowGeneration California Corp. and David Cates (Incorporated by reference to Exhibit 10.22 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.23	Consulting Agreement dated April 10, 2015 by and between GrowGeneration Corp. and Duane Nunez (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.24	Consulting Agreement dated May 10, 2015 by and between Grow Generation Pueblo Corp. and Lindsay Schmitt and Cody Schmitt (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.25	Consulting Agreement dated October 28, 2105 by and between GrowGeneration California Corp. and Troy Sowers (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.26	Lease, dated as of January 25, 2016, by and between GrowGeneration Corp. and The Henry Fund LLC (Incorporated by reference to Exhibit 10.26 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.27	Inventory Purchase Agreement dated November 28, 2015 between Grow Generation Pueblo Corp. and Greenhouse Tech Inc. (Incorporated by reference to Exhibit 10.27 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.28	Form of Subscription Agreement for GrowGeneration Corp.’s 201 6 private placement (Incorporated by reference to Exhibit 10.28 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.29	Commercial Lease, dated July 16, 2016, by and between GrowGeneration Pueblo Corp. and Sierra Services Group LLC (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on July 27, 2016)

10.30	Commercial Lease, dated July 19, 2016, by and between GrowGeneration Pueblo Corp. and Platt River Drive, LLC (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on July 27, 2016)

10.31	Commercial Lease, dated September 27, 2016, by and between GrowGeneration Pueblo Corp. and Claudine L. Williams, Trustee for the Harlan H. Williams Trust (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on October 5, 2016)

10.32	Commercial Lease, dated November 14, 2016, by and between GrowGeneration Nevada Corp. and Middlefork Holdings LLC (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on November 22, 2016)

10.33	Commercial Lease, dated January 30, 2017, by and between GrowGeneration Pueblo Corp. and D.F. Nickerson LLC (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 1, 2017)

10.34	Commercial Lease, dated February 1, 2017, by and between GrowGeneration Pueblo Corp. and Manchester Commercial Holdings, LLC (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on February 1, 2017)

10.35	Asset Purchase Agreement, dated February 1, 2017, by and among GrowGeneration Corp., GrowGeneration California Corp., and Morgan Pagenkopf (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 14, 2017)

10.36	Commercial Lease, dated February 1, 2017, by and between GrowGeneration California Corp. and Andrew Brown (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on February 14, 2017)

10.37	Form of Securities Purchase Agreement for GrowGeneration Corp.’s private placement in March 2017 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on March 16, 2017)

10.38	Form of Warrant for GrowGeneration Corp.’s private placement in March 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on March 16, 2017)

21.1	List of Subsidiaries of GrowGeneration Corp. (Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2017.

GROWGENERATION CORP.

By:	/s/ Darren Lampert
Name: Darren Lampert
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Irwin Lampert
Name: Irwin Lampert
Title: Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors GrowGeneration Corp., a Colorado corporation (the “Registrant”), do hereby constitute and appoint Darren Lampert and Irwin Lampert, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director	March 31, 2017
Darren Lampert	(Principal Executive Officer)

/s/ Irwin Lampert	Chief Financial Officer	March 31, 2017
Irwin Lampert	(Principal Financial and Accounting Officer)

/s/ Michael Salaman	President and Director	March 31, 2017
Michael Salaman

/s/ Stephen Aiello	Director	March 31, 2017
Stephen Aiello

/s/ Jody Kane	Director	March 31, 2017
Jody Kane

