Form 10-Q
period 2017-03-31
GrowGeneration Corp.
filed 2017-05-15
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2017

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

1000 West Mississippi Avenue

Denver, CO 80223

(Address of principal executive offices)

(303)386-4796

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 15, 2017, there were 13,486,406 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets:
Cash	$1,324,221	$606,644
Accounts receivable, net of allowance for doubtful accounts of $47,829 at March 31, 2017 and December 31, 2016	507,582	391,235
Inventory	3,517,440	2,574,438
Prepaid expenses and other current assets	31,765	35,256
Total current assets	5,381,008	3,607,573

Property and equipment, net	653,260	549,854
Intangible assets, net	5,833	-
Goodwill	493,000	243,000
Other assets	65,704	42,526
TOTAL ASSETS	$6,598,805	$4,442,953

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$813,957	$535,913
Payroll and payroll tax liabilities	97,333	77,068
Customer deposits	19,340	51,672
Sales tax payable	65,884	46,942
Short term borrowings	130,797	107,880
Current portion of long term debt	23,443	23,443
Total current liabilities	1,150,754	842,918

Long term debt, net of current portion	35,931	41,726
Total liabilities	1,186,685	884,644

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 13,386,406 and 11,742,834 shares issued and outstanding 2017 and 2016	13,386	11,743
Additional paid-in capital	6,831,698	4,696,221
Accumulated deficit	(1,432,964)	(1,149,655)
Total stockholders’ equity	5,412,120	3,558,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,598,805	$4,442,953

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Sales	$2,583,925	$1,541,599
Cost of sales	1,903,065	1,049,900
Gross Profit	680,860	491,699

Operating expenses:
General and administrative expenses	525,879	288,569
Salaries and related expenses	437,139	281,421
Total operating expenses	963,018	569,990

Loss from operations	(282,158)	(78,291)

Other income (expense):
Interest expense	(1,151)	(553)
Total non-operating expense, net	(1,151)	(553)

Net Loss	$(283,309)	$(78,844)

Net loss per share, basic and diluted	$(.02)	$(.01)

Weighted average shares outstanding – basic and diluted	12,115,322	8,972,889

See Notes to the Unaudited Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(283,309)	$(78,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	-	279
Depreciation and amortization	20,522	9,902
Stock-based compensation expense	77,000	86,333
Inventory valuation reserve	-	(9,873)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(116,347)	(76,859)
Inventory	(943,002)	(574,399)
Prepaid expenses and other assets	(19,687)	6,254
Increase (decrease) in:
Accounts payable	280,145	303,760
Payroll and payroll tax liabilities	20,265	13,363
Customer deposits	(32,332)	6,924
Sales tax payable	18,942	9,009
Net cash used in operating activities	(977,803)	(304,151)
Cash flows from investing activities:
Purchase of furniture and equipment	(123,648)	(129,239)
Purchase of intangibles	(256,113)	-
Net cash used in investing activities	(379,761)	(129,239)
Cash flows from financing activities:
Principal payments on long term debt	(5,794)	(1,860)
Proceeds from short term financing	20,815	35,636
Proceeds from long term debt	-	28,527
Proceeds from the sale of common stock and warrants, net of expenses	2,060,120	322,000
Net cash provided by financing activities	2,075,141	384,303
Net increase (decrease) in cash	717,577	(49,087)
Cash at the beginning of period	606,644	699,417
Cash at the end of period	$1,324,221	$650,330

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,151	$553
Taxes paid	-	$800

See Notes to the Unaudited Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2017

1.	NATURE OF OPERATIONS

GrowGeneration Corp. (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of EasyLife Corp. and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

The Company is engaged in the business of owning and operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, GrowGeneration Nevada Corp, GrowGeneration Washington Corp, and GGen Distribution Corp. The Company commenced operation with the purchase of four retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company currently owns and operates a total of 12 stores and is actively engaged in seeking to acquire additional hydroponic retail stores.

GrowGeneration Washington Corp, formed in February 2017 and GGen Distribution Corp are relatively inactive at March 31, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s financial statements are prepared on the accrual method of accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP). The consolidated financial statements of the Company included the accounts of GrowGeneration Pueblo Corp, GrowGeneration California Corp, GrowGeneration Nevada Corp, GrowGeneration Washington Corp and GGen Distribution Corp. All material intercompany accounts, balances and transactions have been eliminated in consolidation.

The various products sold support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various products sold are aggregated into one reportable operating segment as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC or “codification”) Topic 28 for segment reporting.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results to be expected for the full year or any future period.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on March 31, 2017 for the years ended December 31, 2016 and 2015.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of March 31, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance creating the ASC Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is in the process of evaluating this guidance.

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of great than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its financial statements.

4.	LEASE COMMITMENTS

The Company leases its store facilities under operating leases ranging from $950 to $6,887 per month. The following is a schedule of future minimum rental payments required under the term of the operating leases as of March 31, 2017:

Twelve Months Ending March 31,	Amount
2018	$497,868
2019	479,995
2020	409,221
2021	357,802
2021	303,529
Thereafter	27,799
$2,076,214

Rent expense under all operating leases for the three months ending March 31, 2017 and 2016 was $118,968 and $59,959, respectively.

5.	OTHER COMMITMENTS

Effective May 2014, the Company entered into employment agreements with its CEO and President. The agreements require payment of monthly wages and benefits.

6.	SHORT TERM DEBT-LONG-TERM DEBT

Short term debt at March 31, 2017 and December 31, 2016 is comprised of balances owed on credit cards used for vendor purchase.

	March 31,	December 31,
	2016	2017
Long term debt is as follows:

8.0%, Hitachi Capital, payable $631.13 monthly beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	$16,592	$18,133

3.5%, Wells Fargo Equipment Finance, payable $518.96 monthly beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	23,213	24,559

10.926%, RMT Equipment, payable 1154.79 monthly beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	19,569	22,477
	$59,374	$65,169
Less Current Maturities	(23,443)	(23,443)
Total Long-Term Debt	$35,931	$41,726

Future Debt Maturities – A schedule of expected debt payments and the portion allocated to principal follows:

Twelve Months Ending March 31	Total Payment	Allocated to Principal
2018	$27,779	$24,443
2019	21,140	19,833
2020	9,383	8,994
2021	6,229	6,104
2022	-	-
	$64,531	$59,374

Interest expense for the three months ended March 31, 2017 and 2016 was $1,151 and $553, respectively.

7.	STOCK OPTIONS

On March 6, 2014, the Company’s Board of Directors (the “Board”) and majority stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Awards under the plan are made by the Board or a committee of the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. However, no option shall have a term in excess of 5 years from the date of grant.

On March 6, 2014, the Company issued 650,000 options to its CEO, Darren Lampert, 400,000 options to its CFO, Irwin Lampert, 400,000 options to its President, Michael Salaman and 200,000 options to its COO, Jason Dawson, exercisable at prices between $.60 and $.66 cents per share. On May 12, 2014, the Company issued 50,000 options to its director, Jody Kane and on May 14, 2014, the Company issued 50,000 options to its director, Stephen Aiello, exercisable at prices between $.60 and $.66 cents per share. On July 7, 2014, the Company issued 100,000 options to 8 of its employees, exercisable at prices between $.60 and $.66 cents per share. On April 15, 2015, the Company issued 10,000 options to sales consultant Duane Nunez. On October 8, 2015, the Company issued 25,000 options to sales consultant Troy Sowers. The options vest 1/3 immediately, 1/3 one year after date of issuance and 1/3 two years after date of issuance. Compensation expense recorded for the three months ended March 31, 2017 and 2016 was $0 and $86,333, respectively.

7.	STOCK OPTIONS (Continued)

As of March 31, 2017, there were 1,872,000 options issued and outstanding under the plan.

Expected volatility	141.26%
Expected dividends	0.00
Expected term	3 years
Risk-free rate	2.0%

A summary of option activity as of March 31, 2017:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at December 31, 2016	1,872,000	$0.62	3 years
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2017	1,872,000	$0.62	3 years

8.	STOCK PURCHASE WARRANTS

During the three months ended March 31, 2017, the Company granted 825,000 warrants to investors in a private placement and 100,000 warrants to an advisor pursuant to certain advisor agreement. These warrants are exercisable for a period of five years with an exercise price of $2.75.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2017 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding December 31, 2016	3,885,729	$0.70

Granted	825,000	2.75
Exercised	(718,572)	0.70
Forfeited	-	-
Outstanding March 31, 2017	3,992,157	$1.16

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2017, there were 13,386,406 shares of common stock outstanding. The number of shares of common stock outstanding as of March 31, 2017 does not include (i) 3,992,157 shares of common stock issuable upon the exercise of warrants; (ii) shares of our common stock issuable upon the exercise of 1,872,000 outstanding stock options.

10.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of shares of common stock that would be issued assuming exercise or conversion of all potentially dilutive shares of common stock. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2016	2015
Net Loss	$(283,309)	$(78,844)
Weighted average shares outstanding	12,115,322	8,972,889
Effect of dilutive common stock equivalents	-	-
Adjusted weighted average shares outstanding	12,115,322	8,972,889
Basic and dilutive loss per share	$(.02)	$(.01)

Potentially dilutive securities were comprised of the following:

	Three Months Ended March 31,
	2017	2016
Warrants	3,992,157	3,067,801
Options	1,872,000	1,885,000
	5,864,157	4,952,801

11.	ASSET PURCHASE

In February 2017, the Company entered into an asset purchase agreement for the purchase of a retail hydroponic and garden supply business located in Santa Rosa, CA. The total purchase price was $572,000. The allocation of the purchase price was allocated as follows:

Inventory	$272,000
Fixed assets	50,000
Goodwill	250,000
Total	$572,000

12.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to March 31, 2017 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On April 3, 2017, the Company entered into a consulting agreement (the “Consulting Agreement”) with Merida Capital Partners, LP (“Merida”) in connection with a private offering of the Company’s securities in March 2017 in which Merida acted as the lead investor. Pursuant to the Consulting Agreement, Merida was engaged by the Company on a non-exclusive basis to provide services of general business consulting and board oversight to the Company. As consideration for the services to be provided by Merida, the Company agreed to pay Merida (a) a cash fee of $60,000 per annum, payable quarterly, for 3 years; (b) 80,000 shares of the Company’s common stock; and (c) 5 year warrants to purchase 150,000 shares of the Company’s common stock at a price of $2.75 per share. Within 30 business days of the effective date of the Consulting Agreement, the Board of Directors of the Company shall appoint a designee of Merida to the Board, and during the term of the Consulting Agreement shall nominate the designee of Merida for election as a director of the Company in shareholder meetings held for the purpose of electing directors.

On April 10, 2017, the Company entered into a 3-year executive employment agreement with Joe Prinzivalli, pursuant to which Mr. Prinzivalli agreed to provide his services to the Company as Chief Operating Officer. In consideration of the services to be provided by Mr. Prinzivalli under the agreement, the Company agreed to pay Mr. Prinzivalli a salary of $100,000 per annum with a 10% annual raise. The Company also agreed to issue to Mr. Prinzivalli 50,000 shares of common stock as of the date of the agreement, 50,000 shares as of December 31, 2017 and 50,000 shares as of December 31, 2018.

On April 10, 2017, the Company entered into a separation and release agreement (the “Separation Agreement”) with Jason Dawson, pursuant to which the parties agreed to terminate that certain employment agreement under which Mr. Dawson provided his services to the Company as Chief Operating Officer. As of the effective date of the Separation Agreement, Mr. Dawson resigned from the position of Chief Operating Officer of the Company, as well as from any and all positions as an officer of any subsidiary of the Company. As of the same date of the Separation Agreement, the Company and Mr. Dawson also entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Mr. Dawson agreed to provide consulting services to the Company as an independent contractor for a period of six months. In consideration of the services to be provided by Mr. Dawson under the Consulting Agreement, the Company agreed to pay Mr. Dawson an hourly fee of $60 and issue 50,000 shares of common stock to Mr. Dawson as of the date of the agreement.

On April 25, 2017, the Company entered into a commercial lease through its wholly-owned subsidiary, GrowGeneration California Corp., to rent certain premises located in San Bernardino, California, to be effective from May 1, 2017 to May 1, 2020. This premises will be used by the Company to open a new store as part of the Company’s expansion plan. The new store is expected to commence operations in the later part of May 2017.

On May 12, 2017 and May 15, 2017, the Company conducted closings of a private placement of a total of 950,000 units and 25,000 units of the Company’s securities, respectively, to a total of 25 accredited investors. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. As of the date of this filing, the Company raised an aggregate of $1,950,000 gross proceeds in the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of twelve (12) retail hydroponic/gardening stores, with nine (9) located in the state of Colorado, two (2) in the state of California and one (1) in the state of Nevada. Our plan is to open and operate hydroponic/gardening stores throughout the United States.

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

In June 2015, we acquired approximately $68,000 of inventory at cost from Happy Grow Lucky, Inc., a retail store located in Conifer, Colorado. In connection therewith, we engaged the 2 principals as sales consultants for a period of one year. We will pay each sales consultant $420 per month, together with incentive compensation for any new business they generate, in an amount equal to 25% of the gross profit of such business. In addition, we executed a new 3-year lease for the premises in Conifer, Colorado. at a rate of $2,400 per month.

On September 1, 2015, we signed a 5-year lease, at a rate of $3,780 to open our Colorado Springs, Colorado store.

On October 28, 2015, we purchase approximately $169,000 of inventory, at cost, from Sweet Leaf Hydroponics Inc., a retail store located in Santa Rosa, California. In connection therewith, we also acquired some equipment from the seller for $25,000. We have entered into a one-year agreement with one of the principals to act as a sales consultant for us for a period of one year, at a cost of $1,000 per month. We executed a two-year lease with the landlord of Sweet Leaf Hydroponics Inc. for $5,300 per month through December 2017. We also issued this consultant 25,000 three (3) year options, exercisable at a price of $.60 per share, as additional compensation under his consulting agreement.

On November 28, 2015, the Company acquired $35,000 of inventory of Greenhouse Tech Inc., a retail store located in Colorado. The Company engaged the principal of Greenhouse Tech as a sales consultant for 1 year, at $13 per hour and 20% of the gross profits on all sales generated by sales consultant.

On March 1, 2016, we signed a 3-year lease, at a rate of $3,650 for the first year, 4,498 square feet, located in Denver, Colorado.

On July 15, 2016, the Company entered into a new lease agreement for its Canon City, Colorado location. The Canon City Store completed its move to its new location on July 25, 2016. The new store is approximately 4,427 square feet.

On July 19, 2016, the Company entered into a 2-year lease agreement for its tenth retail store in Fairplay, Colorado. The store began operations in Fairplay, Colorado on August 1, 2016. In December 2016, the Company consolidated all the operations and business of the store in Fairplay, Colorado into the store in Conifer, Colorado. Effective as of December 31, 2016, the lease agreement for the retail store in Fairplay, Colorado was terminated.

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

On October 6, 2016, the Company closed on the 2106 private placement, pursuant to which it sold 1,000,000 units to 8 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five-year life for gross proceeds of $700,000.

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

On February 1, 2017, the Company entered into a commercial lease to rent a12,837 square feet premises located in Denver, Colorado, to be effective from February 1, 2017 to February 1, 2022. The premises is used by the Company to open a new store and as the Company’s principal offices.

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

On March 10, 2017, the Company closed a private placement of a total of 825,000 units of the Company’s securities to 4 accredited investors. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

On April 26, 2017, the Company entered into a commercial lease, to be effective from May 1, 2017 to May 1, 2020, to rent certain 8,000 square foot premises located in San Bernardino, California to open its thirteenth store, which is expected to commence operations in the later part of May 2017.

On April 10, 2017, the Company entered into a 3-year executive employment agreement with Joe Prinzivalli, pursuant to which Mr. Prinzivalli agreed to provide his services to the Company as Chief Operating Officer. The Company also agreed to issue to Mr. Prinzivalli 50,000 shares of common stock as of the date of the agreement, 50,000 shares as of December 31, 2017 and 50,000 shares as of December 31, 2018.

On April 10, 2017, the Company entered into a separation and release agreement (the “Separation Agreement”) with Jason Dawson, pursuant to which the parties agreed to terminate that certain employment agreement under which Mr. Dawson provided his services to the Company as Chief Operating Officer. In consideration of the services to be provided by Mr. Dawson under the Consulting Agreement, the Company agreed to pay Mr. Dawson an hourly fee of $60 for up to 20 hours a week and issue 50,000 shares of common stock to Mr. Dawson as of the date of the agreement. The Consulting Agreement has a term of six months.

On May 12, 2017 and May 15, 2017, the Company conducted closings of a private placement of a total of 950,000 units and 25,000 units of its securities, respectively. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. As of the date of this filing, the Company raised an aggregate of $1,950,000 gross proceeds in the offering.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2017 to March 31, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Variance
Net revenue	$2,583,925	$1,541,599	$1,042,326
Cost of goods sold	1,903,065	1,049,900	853,165
Gross profit	680,860	491,699	189,161
Operating expenses	963,018	569,990	393,028
Operating income (loss)	(282,158)	(78,291)	(203,867)
Other income (expense)	(1,151)	(553)	(598)
Net income (loss)	$(283,309)	$(78,844)	$(204,465)

Revenue

Net revenue for the three months ended March 31, 2017 increased $1,042,326, or 68%, to $2,583,925, as compared to $1,541,599 for the three months ended March 31, 2016. The increase in revenues was not only due to an increase in same store sales, as noted below, but also due to the addition of four additional stores that were not open for any part of the three months ended March 31, 2016. The additional new stores sales in the three months ended March 31, 2017 was $1,053,052. Sales from one Colorado store that was closed on March 18, 2017 and consolidated with a nearby store was $50,625 for the three months ended March 31, 2017.

For the three months ended March 31, 2017, the Company had 6 stores opened for over 12 months. These same stores generated $1,479,986 for the three months ended March 31, 2017, compared to $1,258,699 for the same period ended March 31, 2016, an increase of 18%.

	6 Same Stores
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2017	Variance
Net revenue	$1,258,699	$1,479,986	$221,287

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2017 increased $853,165, or 81%, to $1,903,065, as compared to $1,049,900 for the three months ended March 31, 2016. The increase was due to increased sales.

Gross profit was $680,860 for the three months ended March 31, 2017, as compared to $491,699 for the three months ended March 31, 2016. Gross profit percentage was 26% for the three months ended March 31, 2017, as compared to 32% for the three months ended March 31, 2016. The decrease in the gross profit percentage is due to the opening of new stores and the initial product discounting to attract new customers, as well the increase of commercial accounts.

Operating Expenses

Operating expenses, which include store operating expenses as well as corporate office operating expenses, for the three months ended March 31, 2017 increased $393,028 to $963,018, as compared to $569,990 for the three months ended March 31, 2016. Operating cost constituted 37% of revenue for the three months ended March 31, 2017 and 2016. The increase was due mainly to an increase in the number of stores operating from 9 in 2016 to 12 in 2017, increased payroll expenses, professional fees and travel expense.

Operating expenses include non-cash expenses, consisting primarily of depreciation and stock based compensation, which was approximately $97,500 for the three months ended March 31, 2017, compared to approximately $96,200 for the three months ended March 31, 2016.

Net Income (Loss)

Net loss for the three months ended March 31, 2017 increased $204,465 to $283,309, as compared to $78,844 for the three months ended March 31, 2016. The increase in the net loss was primarily due to the opening of our Las Vegas and Denver South operations, acquisition costs related to the Sonoma Hydro purchase, professional fees related to fund raising activities and our year end audit expense, as well as a decrease in the gross profit percentage from 32% for the three months ended March 31, 2016 compared to 26% for the three months ended March 31, 2017. Although gross profit increase $189,161 in 2017 the increase was offset by an increase in operating expenses of $393,028.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $977,803. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. Non-cash adjustment totaled $97,522 and $86,641 for the three months ended March 31, 2017 and 2016, respectively, so non-cash adjustments had a slightly greater impact on net cash provided by operating activities for the three months ended March 31, 2017 than 2016. The net cash from operating activities was primarily related to the increase in the net loss of $204,465, an increase in inventory of $943,002, an increase in accounts receivable of $116,347, offset by an increase in accounts payable and other current liabilities of $287,020.

Net cash used in operating activities for the three months ended March 31, 2016 was $304,151. This amount was primarily related to increases of inventory of $574,399, accounts receivable of $76,859 offset by an increase in accounts payable and other current liabilities of $333,056.

LIQUIDITY AND CAPITAL RESOURCES

As at the date of this filing, we had cash of approximately $2.9 million. As of March 31, 2017, we had net working capital of approximately $4.2 million, compared to working capital of approximately $2.8 million at December 31, 2016, an increase of approximately $1.4 million. The increase in working capital from December 31, 2016 to March 31, 2017 is due primarily from the proceeds from the sale of common stock and exercise of warrants.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance of the sale of common stock.

Financing Activities

2016 Private Placements

On April 29, 2016, the Company closed on a private placement to which it sold 890,714 units to 10 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $.70 per share. The warrants have a five-year life for gross proceeds of $623,500. We paid Cavu, our placement agent, a total compensation for its services of (i) five-year warrants to purchase 50,000 shares of our common stock, at an exercise price equal to $0.70 per share; and (ii) 50,000 shares of our common stock.

On October 6, 2016, the Company closed a private placement of a total of 1,000,000 units of its securities sold to 8 accredited investors at a price of $0.70 per unit. Each unit consists of one share of common stock and one 5-year warrant to purchase one share of common stock at an exercise price of $0.70 per share. The Company raised an aggregate of $700,000 gross proceeds in the offering. The Company agreed to pay Cavu a cash fee of $22,050 and five-year warrants to purchase 31,500 shares of common stock, at an exercise price equal to $0.70 per share, on proceeds of $315,000 raised by Cavu, in connection with this offering.

2017 Private Placements

On March 10, 2017, the Company closed a private placement of a total of 825,000 units of its securities to 4 accredited investors. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

On May 12, 2017 and May 15, 2017, the Company conducted closings of a private placement of a total of 950,000 units and 25,000 units of its securities, respectively. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. As of the date of this filing, the Company raised an aggregate of $1,950,000 gross proceeds in the offering.

Critical Accounting Policies, Judgments and Estimates

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of intangible assets; valuation allowances and reserves for receivables, inventory and deferred income taxes; revenue recognition related to contracts accounted for under the percentage of completion method; share-based compensation; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $47,800 has been reserved as of March 31, 2017 and December 31, 2016.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, we do not believe that we have significant credit risk.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value due to their short-term maturities. We believe that the carrying value of notes payable with third parties, including their current portion, approximate their fair value, as those instruments carry market interest rates based on our current financial condition and liquidity. We believe the amounts due to related parties also approximate their fair value, as their carried interest rates are consistent with those of our notes payable with third parties.

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2017 and December 31, 2016.

Revenue Recognition

Revenue on product sales is recognized upon delivery or shipment. Customer deposits and lay away sales are not reported as revenue until final payment is received and the merchandise has been delivery.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant, and recognize compensation over the service period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued guidance creating the ASC Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is in the process of evaluating this guidance.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of great than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of March 31, 2017 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2017.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Irwin Lampert
Irwin Lampert, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

