Form 10-Q
period 2017-06-30
GrowGeneration Corp.
filed 2017-08-02
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 2, 2017, there were 14,511,406 shares of the registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets:
Cash	$2,155,092	$606,644
Accounts receivable, net of allowance for doubtful accounts of $47,829 at June 30, 2017 and December 31, 2016	542,228	391,235
Inventory	4,436,136	2,574,438
Prepaid expenses and other current assets	547,745	35,256
Total current assets	7,681,201	3,607,573

Property and equipment, net	954,878	549,854
Intangible assets, net	18,811	-
Goodwill	523,000	243,000
Other assets	58,325	42,526
TOTAL ASSETS	$9,236,215	$4,442,953

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,475,722	$643,793
Payroll and payroll tax liabilities	114,233	77,068
Customer deposits	28,860	51,672
Sales tax payable	91,019	46,942
Current portion of long term debt	62,896	23,443
Total current liabilities	1,772,730	842,918

Long term debt, net of current portion	100,889	41,726
Total liabilities	1,873,619	884,644

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 14,591,406 and 11,742,834 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	14,591	11,743
Additional paid-in capital	9,121,345	4,696,221
Accumulated deficit	(1,773,340)	(1,149,655)
Total stockholders’ equity	7,362,596	3,558,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,236,215	$4,442,953

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Month Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$4,111,036	$1,906,998	$6,694,959	$3,448,597
Cost of sales	2,960,275	1,337,093	4,863,340	2,386,993
Gross profit	1,150,761	569,905	1,831,619	1,061,604

Operating expenses:
Store operations	750,000	381,232	1,297,323	686,749
General and administrative	225,092	117,830	406,824	183,845
Share based compensation	325,408	98,000	402,408	184,333
Depreciation and amortization	19,524	11,121	40,047	21,023
Salaries and related expenses	168,502	104,290	304,941	206,516
Total operating expenses	1,488,526	712,473	2,451,543	1,282,466

Income (loss) from operations	(337,765)	(142,568)	(619,924)	(220,862)

Other income (expense):
Interest expense	(2,610)	(1,113)	(3,761)	(1,665)
Total non-operating expense, net	(2,610)	(1,113)	(3,761)	(1,665)

Net income (loss)	$(340,375)	$(143,681)	$(623,685)	$(222,527)

Net income (loss) per shares, basic and diluted	$(.02)	$(.02)	$(.05)	$(.02)

Weighted average shares outstanding, basic and diluted	14,045,692	9,481,405	13,357,823	9,369,740

See Notes to the Unaudited Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(623,685)	$(222,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	-	3,688
Depreciation and amortization	40,047	21,023
Commission, non-cash	-	35,000
Stock-based compensation expense	402,408	184,333
Inventory valuation reserve	-	(9,873)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(150,993)	(113,654)
Inventory	(1,861,698)	(828,768)
Prepaid expenses and other assets	(267,022)	12,076
Increase (decrease) in:
Accounts payable	831,929	168,803
Payroll and payroll tax liabilities	37,165	15,609
Customer deposits	(22,812)	(7,548)
Sales tax payable	44,077	14,444
Net cash used in operating activities	(1,570,584)	(727,392)
Cash flows from investing activities:
Purchase of furniture and equipment	(359,543)	(196,640)
Purchase of intangibles	(299,371)	-
Net cash used in investing activities	(658,914)	(196,640)
Cash flows from financing activities:
Principal payments on long term debt	(16,718)	(4,626)
Proceeds from long term debt	-	56,569
Proceeds from the sale of common stock and warrants, net of expenses	3,794,664	623,500
Net cash provided by financing activities	3,777,946	675,443
Net increase (decrease) in cash	1,548,448	(248,589)
Cash at the beginning of period	606,644	699,417
Cash at the end of period	$2,155,092	$450,828

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,761	$1,666
Common stock and warrants issued for prepaid services	251,890	-
Acquisition of vehicles with debt financing	84,968	-
Insurance premium financing	30,366	-
Taxes paid	-	$-

See Notes to the Unaudited Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2017

1.	NATURE OF OPERATIONS

GrowGeneration Corp. (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of EasyLife Corp. and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

The Company is engaged in the business of owning and operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, GrowGeneration Nevada Corp, GrowGeneration Washington Corp, and GGen Distribution Corp. The Company commenced operation with the purchase of four retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company currently owns and operates a total of 13 stores and is actively engaged in seeking to acquire and open additional hydroponic retail stores.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of June 30, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. This update was adopted by the Company in the first quarter of fiscal year 2017. There was no material impact on the Company's consolidated financial statements as a result of the adoption of this accounting standard.

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We adopted this guidance effective January 2, 2017, and the adoption did not have a material effect on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our goodwill impairment testing process and consolidated financial statements.

4.	PROPERTY AND EQUIPMENT

	June 30, 2017	December 31, 2016
Vehicles	$230,809	$102,014
Leasehold improvements	167,074	131,411
Furniture, fixtures and equipment	669,449	389,396
	1,067,332	622,821
(Accumulated depreciation)	(112,454)	(72,967)
Property and Equipment, net	$954,878	$549,854

Depreciation expense for the three months ended June 30, 2017 and 2016 was $19,444 and $11,121 respectively and for the six months ended June 30, 2017 and 2016 was $39,487 and $21,023, respectively.

5.	OTHER COMMITMENTS

Effective May 12, 2014, the Company entered into three-year employment agreements with its CEO and President which are automatically renewed annually for a term of one year unless the Company or the Executive gives notice to the other of termination at least six (6) months prior to the expiration of the initial term, or any successive term. The agreements require payment of monthly wages and benefits. The employment agreement automatically renewed for an additional one year term effective May 12, 2017. In April and May 2017, the Company also entered into three-year employment agreements with its COO and CFO, respectfully. These agreements require payment of monthly wages and benefits.

6.	LONG-TERM DEBT

	June 30,	December 31,
	2017	2016
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $1,889.59 beginning May 2017 through June 2022, secured by vehicles with a book value of $128,800	$87,071	$-

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	15,020	18,133

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	21,401	24,559

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	16,583	22,477

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	23,710	-
	$163,785	$65,169
Less Current Maturities	(62,896)	(23,443)
Total Long-Term Debt	$100,889	$41,726

Interest expense for the three months ended June 30, 2017 and 2016 was $2,610 and $1,113, respectively and for the six months ended June 30, 2017 and 2016 was $3,761 and $1,665, respectively.

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted shares issued	205,000	140,000	205,000	140,000
Shares based expense from issuance of common stock	$268,990	$98,000	$345,990	$98,000
Shares based expense from issuance of common stock options	$56,418	-	$56,418	$86,333
Total	$325,408	$98,000	$402,408	$184,333

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

Options outstanding at June 30, 2017 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at December 31, 2016	1,872,000	$0.62	2.27 years
Granted	150,000	$1.84
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2017	2,022,000	$.69	2.01 years
Options vested at June 30, 2017	1,922,000	$.69

8.	STOCK PURCHASE WARRANTS

During the six months ended June 30, 2017, the Company granted 825,000 warrants to investors in a private placement and 100,000 warrants to an advisor pursuant to certain advisor agreement. These warrants are exercisable for a period of five years with an exercise price of $2.75.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2017 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding December 31, 2016	3,885,729	$0.70

Granted	2,225,000	2.75
Exercised	(718,572)	0.70
Forfeited	-	-
Outstanding June 30, 2017	5,392,157	$1.50

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2017, there were 14,511,406 shares of common stock outstanding.

2017 Equity Transactions

During the six months ended June 30, 2017 the Company sold a total of 1,825,000 units, consisting of one share of $.001 par value common stock and one common stock warrant, for net proceeds after offering costs of $3,291,565.

During the six months ended June 30, 2017, warrants to purchase 718,572 shares of $.001 par value common stock were exercised resulting in proceeds to the Company of $503,000.

During the six months ended June 30, 2017, the Company issued 125,000 shares of $.001 par value common stock to employees and consultants valued at $248,000.

During the six months ended June 30, 2017, the Company issued 100,000 shares of $.001 par value common stock and 100,000 warrants for consulting services valued at $77,000.

During the six months ended June 30, 2017, the Company issued 80,000 shares of $.001 par value common stock and 150,000 warrants for prepaid consulting services valued at $251,890.

10.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.

Potentially dilutive securities were comprised of the following:

	Six Months Ended June 30,
	2017	2016
Warrants	5,392,157	3,548,315
Options	2,022,000	1,872,000
	7,414,157	5,420,315

11.	ASSET PURCHASE

In February 2017, the Company entered into an asset purchase agreement for the purchase of the assets of a hydroponic and garden supply business located in Santa Rosa, CA. The total purchase price was $572,000. The allocation of the purchase price was allocated as follows:

Inventory	$272,000
Fixed assets	50,000
Goodwill	250,000
Total	$572,000

In March 2017, the Company entered into an asset purchase agreement for the purchase of the assets of a hydroponic and garden supply business located in Seattle, WA. The purchase was completed in May 2017. The total purchase price was $123,000. The allocation of the purchase price was allocated as follows:

Inventory	$78,000
Fixed assets	20,000
Goodwill	25,000
Total	$123,000

12.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2017 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of thirteen (13) retail hydroponic/gardening stores, with nine (9) located in the state of Colorado, two (2) in the state of California, one (1) in the state of Washington and one (1) in the state of Nevada. Our plan is to open and operate hydroponic/gardening stores throughout the United States.

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

Sales at our GrowGeneration stores have grown since we commenced our business in May 2014, as noted below. Our growth has been fueled by frequent and higher dollar transactions from commercial growers, individual home growers and gardeners who grow their own organic foods. We expect to continue to experience significant growth over the next few years, primarily from existing and new stores that we open or acquire. Our growth is likely to come from four distinct channels: establishing new stores in high-value markets, internal growth at existing stores, acquiring existing stores with strong customer bases and strong operating histories and the creation of a business to business e-commerce portal at www.GrowGeneration.com.

The GrowGeneration business commenced in May 2014 when we acquired the assets of Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics), which owned and operated 4 retail stores. The acquisition was completed on May 29, 2014, through our wholly-owned subsidiary, GrowGeneration Pueblo Corp., a Colorado corporation. The purchase price was $499,976, consisting of $243,000 in goodwill and $273,000 in inventory, $35,000 in fixed assets, $5,286 in accounts receivable and $1,320 in prepaid expenses offset by $57,275 in accounts payable and $355 in customer deposits.

From February 2015 to May 2017, the Company has acquired or opened 9 additional retail locations.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2017 to June 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ Variance
Net revenue	$4,111,036	$1,906,998	$2,204,038
Cost of goods sold	2,960,275	1,337,093	1,623,182
Gross profit	1,150,761	569,905	580,856
Operating expenses	1,488,526	712,473	776,053
Operating income (loss)	(337,765)	(142,568)	(195,197)
Other income (expense)	(2,610)	(1,113)	(1,497)
Net income (loss)	$(340,375)	$(143,681)	$(196,694)

Revenue

Net revenue for the three months ended June 30, 2017 increased $2.2 million, or 116%, to $4.1, as compared to $1.9 million for the three months ended June 30, 2016. The increase in revenues was not only due to an increase in same store sales, as noted below, but also due to the addition of 4 retail stores in 2017 for which there were no sales for the three months ended June 30, 2016, and the addition of one retail store during the quarter ended June 30, 2016 for which sales only occurred in a portion of the three months ended June 30, 2016. Sales in these stores for the three months ended June, 2017 were approximately $1.5 million compared to approximately $94,500 for the three months ended June 30, 2016. The Company also had one store that closed in early 2017 that had no sales for the three months ended June 30, 2017 and $125,000 for the three months ended June 30, 2016.

As noted above, the Company had the same 7 stores opened for the entire three months ended June 30, 2017 and 2016. These same stores generated $2.6 million in sales for the three months ended June 30, 2017, compared to $1.7 million in sales for the same period ended June 30, 2016, an increase of 54%.

	7 Same Stores
	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016	Variance
Net revenue	$2,591,436	$1,687,164	$904,272

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2017 increased $1.6 million, or 121%, to $2.9 million, as compared to $1.3 million for the three months ended March 31, 2016. The increase in cost of goods sold was due to the 116% increase in sales comparing the quarter ended June 30, 2016 to 2017.

Gross profit was $1.15 million for the three months ended June 30, 2017, as compared to $.57 million for the three months ended June 30, 2016, an increase of approximately $581,000 or 102%. Gross profit as a percentage of sales was 28% for the three months ended June 30, 2017, compared to 30% for the three months ended June 30, 2016. The slight decrease in the gross profit percentage is due to the opening of a new store in Seattle in mid-May 2017 and the initial product discounting to attract new customers, as well the increase in commercial accounts which have lower margins than the retail customer.

Operating Expenses

Operating expenses are comprised of 1) store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were $750,000 for the three months ended June 30, 2017 and $381,232 for the three months ended June 30, 2016, an increase of $368,768 or 97%. The increase in store operating cost is due to the addition of five locations that were not open in 2016. Store operating costs as a percentage of sales were 18% for the three months ended June 30, 2017 compared to 20% for the three months ended June 30, 2016. Store operating costs are generally fixed and so as sales increase the operating costs as a percentage of revenue decreases. We expect this trend to continue as store sales increase. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and related expenses and was $738,500 for the three months ended June 30, 2017 compared to $331,200 for the three months ended June 30, 2016. The increase in salaries and related expense from 2016 to 2017 was the increase in corporate staff to support operations. Corporate salaries as a percentage of sales were 4% for the three months ended June 30, 2017 and 5% for the three months ended June 30, 2016. The reduction of this % is because corporate staff costs do not rise directly commensurate with the increase in revenues. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were $225,100 for the three months ended June 30, 2017 and $117,800 for the three months ended June 30, 2016 with a majority of the increase advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 5% for the three months ended June 30, 2017 compared to 6% for the three months ended June 30. 2016. General and administrative cost, similar to corporate salaries, do not rise directly proportional with the increase in revenues. Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $345,000 for the three months ended June 30, 2017, compared to approximately $109,000 for the three months ended June 30, 2016. Corporate overhead was 18% of revenue for the three months ended June 30, 2017 and 17% for the three months ended June 30, 2016, primarily due to the increase in non-cash share based compensation.

Net Income (Loss)

The net loss for the three months ended June 30, 2017 was $340,375 compared to $143,681 for the three months ended June 30, 2016, an increase in the net loss of $196,694. The increase in the net loss was primarily due to 1) an increase in non-cash shares-based compensation of $227,408, 2) the opening of our Denver South, Las Vegas and San Bernardino, CA operations, 3) costs related to the Seattle Hydro purchase and pre-opening store costs, and 4), a slight decrease in the gross profit percentage as noted above.

Comparison of the six months ended June 30, 2017 to June 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Six months ended June 30, 2017	Six months ended June 30, 2016	$ Variance
Net revenue	$6,694,959	$3,448,597	$3,246,362
Cost of goods sold	4,863,340	2,386,993	2,476,347
Gross profit	1,831,619	1,061,604	770,015
Operating expenses	2,451,543	1,282,466	1,169,077
Operating income (loss)	(619,924)	(220,862)	(399,062)
Other income (expense)	(3,761)	(1,665)	(2,096)
Net income (loss)	$623,685)	$(222,527)	$(401,158)

Revenue

Net revenue for the six months ended June 30, 2017 was $6.7 million compared to $3.45 million for the six months ended June 30, 2016, an increase of $3.25 million, or 94%. The increase in revenues was not only due to an increase in same store sales, as noted below, but also due to the addition of 4 retail stores in 2017 for which there were no sales for the six months ended June 30, 2016, and the additional of one retail store during the quarter ended June 30, 2016 for which sales only occurred for a portion of the six months ended June 30, 2016. Sales in these stores for the six months ended June, 2017 were approximately $2.2 million compared to approximately $103,500 for the six months ended June 30, 2016. The Company also had one store that closed in early 2017 that had sales of approximately $50,000 for the six months ended June 30, 2017 and approximately $230,000 for the six months ended June 30, 2016.

As noted above, the Company had the same 7 stores opened for the entire six months ended June 30, 2017 and 2016. These same stores generated $4.4 million in sales for the six months ended June 30, 2017, compared to $3.1 million in sales for the same period ended June 30, 2016, an increase of 42%.

	7 Same Stores
	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	Variance
Net revenue	$4,409,023	$3,115,017	$1,294,006

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2017 increased $2.5 million, or 104%, to $4.9 million, as compared to $2.4 million for the six months ended June 30 31, 2016. The increase in cost of goods sold was due to the 94% increase in sales comparing the six months ended June 30, 2016 to 2017.

Gross profit was $1.8 million for the six months ended June 30, 2017, as compared to $1.1 million for the six months ended June 30, 2016, an increase of approximately $770,000 or 73%. Gross profit as a percentage of sales was 27% for the six months ended June 30, 2017, compared to 31% for the six months ended June 30, 2016. The decrease in the gross profit percentage is due to the opening of a new store in Seattle in mid-May 2017 and the initial product discounting to attract new customers, as well the increase in commercial accounts which have lower margins than the retail customer.

Operating Expenses

Operating expenses are comprised of 1) store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were $1.3 million for the six months ended June 30, 2017 and $687,000 for the six months ended June 30, 2016, an increase of $610,574 or 89%. The increase in store operating cost is due to addition of five locations that were not open in 2016. Store operating costs as a percentage of sales were 19% for the six months ended June 30, 2017 compared to 20% for the six months ended June 30, 2016. Store operating costs are generally fixed and so as sales increase the operating costs as a percentage of revenue decreases. Corporate overhead is comprised of, share based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses and was $1.15 for the six months ended June 30, 2017 compared to $.6 million for the six months ended June 30, 2016. The increase in salaries and related expense from 2016 to 2017 was the increase in corporate staff, primarily inventory management and sales, to support operations. Corporate salaries as a percentage of sales were 5% for the six months ended June 30, 2017 and 6% for the six months ended June 30, 2016. The reduction of this % is because corporate staff costs do not rise directly commensurate with the increase in revenues. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were $406,800 for the six months ended June 30, 2017 and $183,800 for the six months ended June 30, 2016 with a majority of the increase in advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 6% for the six months ended June 30, 2017 compared to 5% for the six months ended June 30. 2016. The slight increase in the percentage comparing 2016 to 2017 was primarily due to an increase in advertising and promotion expenses from approximately $26,800 in 2016 to approximately $86,100 for 2017 mainly due to new store promotional costs in Q1 2017. Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $442,500 for the six months ended June 30, 2017, compared to approximately $205,300 for the six months ended June 30, 2016. Corporate overhead cost were 17% of revenue for the six months ended June 30, 2017 and 2016, primarily because of the increase in non-cash share based compensation.

Net Income (Loss)

The net loss for the six months ended June 30, 2017 was $623,685 compared to $222,527 for the six months ended June 30, 2016, an increase in the net loss of $401,158. The increase in the net loss was primarily due to 1) an increase in non-cash shares-based compensation of $218,000, 2) the opening of our Denver South, Las Vegas and San Bernardino, CA operations, 3) costs related to the Seattle Hydro purchase and pre-opening store costs, and 4), a slight decrease in the gross profit percentage as noted above.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $1,570,584 compared to $727,392 for the six months ended June 30, 2016. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and share based compensation expense. Non-cash adjustment totaled $442,455 and $234,171 for the six months ended June 30, 2017 and 2016, respectively, so non-cash adjustments had a greater impact on net cash provided by operating activities for the six months ended June 30, 2017 than 2016. The net cash from operating activities was primarily related to the increase in the net loss of $623,685, an increase in inventory of $1,861,698, an increase in accounts receivable of $150,993. An increase in prepaids, primarily vendor prepaids, of $267,022, offset by an increase in accounts payable and other current liabilities of $890,358. The increase in inventory and a corresponding increase in trade payables was attributable to both and increase in revenues and an increase in the number of operating stores between December 31, 2016 and June 30, 2017.

Net cash used in operating activities for the six months ended June 30, 2016 was $727,392. This amount was primarily related to increases of inventory of $828,768, accounts receivable of $113,654, offset by an increase in accounts payable and other current liabilities of $191,308. The increase in inventory and a corresponding increase in trade payables was attributable to both and increase in revenues and an increase in the number of operating stores between December 31, 2015 and June 30, 2016.

Net cash used in investing activities was $658,914 for the six months ended June 30, 2017 and $196,640 for the six months ended June 30, 2016. The increase in 2017 was due to acquired intangibles related to the Seattle Hydro purchase in May 2017 and the purchase of vehicles and store equipment to support store operations. Between January 31, 2017 and June 30, 2017, the Company opened 3 new locations, one that commenced operations shorty after June 30, 2017.

Net cash provided by financing activities for the six months ended June 30, 2017 was approximately $3.8 million and represented proceeds from the sale of common stock, net of offering costs, of $3.3 million and proceeds from the exercise of common stock warrants of $503,000. Net cash provided by financing activities for the six months ended June 30, 2016 was $675,443 and was primarily from proceeds from the sales of common stock, net of offering costs.

Use of Non-GAAP Financial Information

The Company believes that the presentation of results excluding certain items in “Adjusted EBITDA,” such as non-cash equity compensation charges, provides meaningful supplemental information to both management and investors, facilitating the evaluation of performance across reporting periods. The Company uses these non-GAAP measures for internal planning and reporting purposes. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or net income per share prepared in accordance with generally accepted accounting principles.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	6/30/2017	6/30/2016
Net loss	$(340,375)	$(143,681)
Interest	2,610	1,113
Depreciation and Amortization	19,524	11,121
EBITDA	(318,241)	(131,447)
Share based compensation (option comp, warrant comp, stock issued for services)	325,408	98,000

Adjusted EBITDA	$7,167	$(33,447)

	Six Months Ended
	6/30/2017	6/30/2016
Net loss	$(623,685)	$(222,527)
Interest	3,761	1,665
Depreciation and Amortization	40,047	21,023
EBITDA	(579,877)	(199,839)
Share based compensation (option comp, warrant comp, stock issued for services)	402,408	184,333

Adjusted EBITDA	$(177,469)	$(15,506)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had working capital of approximately $5.9 million, compared to working capital of approximately $2.8 million at December 31, 2016, an increase of approximately $2.9 million. The increase in working capital from December 31, 2016 to June 30, 2017 is due primarily from the proceeds from the sale of common stock and exercise of warrants. At June 30, 2017, we had cash and cash equivalents of approximately $2.2 million. We believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

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

On May 15, 2017, the Company closed a private placement of a total of 1,000,000 units of its securities through GVC Capital LLC (“GVC Capital”) as its placement agent. Each unit consists of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $2,000,000 gross proceeds in the offering. The Company paid GVC Capital a total compensation for its services of (i) for a price of $100 5-year warrants to purchase 75,000 shares at $2.00 per share and 5-year warrants to purchase 75,000 shares at $2.75 per share, (ii) a cash fee of $150,000, (iii) a non-accountable expense allowance of $60,000, and (iv) a warrant exercise fee equal to 3% of all sums received by the Company from the exercise of 750,000 warrants (not including the 250,000 warrants issued to Merida Capital Partners, LP) when they are exercised.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $47,800 has been reserved as of June 30, 2017 and December 31, 2016.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2017 and December 31, 2016.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. This update was adopted by the Company in the first quarter of fiscal year 2017. There was no material impact on the Company's consolidated financial statements as a result of the adoption of this accounting standard.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We adopted this guidance effective January 2, 2017, and the adoption did not have a material effect on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our goodwill impairment testing process and consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of June 30 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2017.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

