Form 10-Q
period 2017-09-30
GrowGeneration Corp.
filed 2017-11-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2017

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

1000 West Mississippi Avenue

Denver, CO 80223

(Address of principal executive offices)

(800)935-8420

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 8, 2017, there were 16,438,521 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets:
Cash	$1,905,477	$606,644
Accounts receivable, net of allowance for doubtful accounts of $47,829 at September 30, 2017 and December 31, 2016	683,795	391,235
Inventory	5,023,727	2,574,438
Prepaid expenses and other current assets	607,450	35,256
Total current assets	8,220,449	3,607,573

Property and equipment, net	1,136,351	549,854
Intangible assets, net	25,337	-
Goodwill	523,000	243,000
Other assets	93,565	42,526
TOTAL ASSETS	$9,998,702	$4,442,953

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,318,787	$643,793
Payroll and payroll tax liabilities	132,249	77,068
Customer deposits	59,600	51,672
Sales tax payable	95,385	46,942
Current portion of long term debt	54,112	23,443
Total current liabilities	1,660,133	842,918

Long term debt, net of current portion	89,639	41,726
Total liabilities	1,749,772	884,644

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 16,088,621 and 11,742,834 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	16,088	11,743
Additional paid-in capital	10,467,090	4,696,221
Accumulated deficit	(2,234,248)	(1,149,655)
Total stockholders’ equity	8,248,930	3,558,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,998,702	$4,442,953

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Month Ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016

Sales	$4,028,170		$2,169,129	$10,722,738	$5,617,726
Cost of sales	2,912,328		1,560,359	7,775,718	3,947,352
Gross profit	1,115,842		608,770	2,947,020	1,670,374

Operating expenses:
Store operations	800,861		372,317	2,098,201	1,057,447
General and administrative	237,884		98,731	644,708	282,604
Share based compensation	242,984		-	645,392	184,333
Depreciation and amortization	22,987		17,158	63,035	38,181
Salaries and related expenses	269,215		108,336	574,158	314,843
Total operating expenses	1,573,931		596,542	4,025,494	1,877,408

Income (loss) from operations	(458,089)		12,228	(1,078,474)	(207,034)

Other income (expense):
Other income	621		-	1,062	2
Other expense	-		-	-	(1,600)
Interest expense	(3,419)		(1,384)	(7,181)	(3,050)
Total non-operating expense, net	(2,798)		(1,384)	(6,119)	(4,648)

Net income (loss)	$(460,887)		$10,844	$(1,084,593)	$(211,682)

Net income (loss) per shares, basic and diluted	$(.03)	$	*	$(.08)	$(.02)

Weighted average shares outstanding, basic and diluted	14,819,742		10,584,262	13,857,393	10,584,262

* Less than $.01 per share

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,084,593)	$(211,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	-	3,688
Depreciation and amortization	63,035	38,181
Commission, non-cash	-	35,000
Stock-based compensation expense	645,391	184,333
Inventory valuation reserve	-	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(292,560)	(331,157)
Inventory	(2,449,289)	(1,076,310)
Prepaid expenses and other assets	(259,209)	(1,930)
Increase (decrease) in:
Accounts payable	674,994	320,335
Payroll and payroll tax liabilities	55,181	13,607
Customer deposits	7,928	8,432
Sales tax payable	48,443	25,059
Net cash used in operating activities	(2,590,679)	(992,444)
Cash flows from investing activities:
Purchase of furniture and equipment	(563,724)	(183,059)
Purchase of intangibles	(306,177)	-
Net cash used in investing activities	(869,901)	(183,059)
Cash flows from financing activities:
Principal payments on long term debt	(36,752)	(10,940)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	4,796,165	998,500
Net cash provided by financing activities	4,759,413	987,560
Net increase (decrease) in cash	1,298,833	(187,943)
Cash at the beginning of period	606,644	699,417
Cash at the end of period	$1,905,477	$511,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,181	$3,050
Common stock and warrants issued for prepaid services	$416,886	-
Acquisition of vehicles with debt financing	$84,968	$57,324
Insurance premium financing	$30,366	-
Taxes paid	-	$-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2017

1.	NATURE OF OPERATIONS

GrowGeneration Corp. (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of EasyLife Corp. and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

The Company is engaged in the business of owning and operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, GrowGeneration Nevada Corp, GrowGeneration Washington Corp, and GrowGeneration Management Corp and GGen Distribution Corp. The Company commenced operation with the purchase of four retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company currently owns and operates a total of 14 stores and is actively engaged in seeking to acquire and open additional hydroponic retail stores.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s financial statements are prepared on the accrual method of accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP). The consolidated financial statements of the Company included the accounts of GrowGeneration Pueblo Corp, GrowGeneration California Corp, GrowGeneration Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Management Corp and GGen Distribution Corp. All material intercompany accounts, balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2017 for the years ended December 31, 2016 and 2015.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of September 30, 2017. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In May 2014, the FASB issued guidance creating the ASC Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one-year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. This update was adopted by the Company in the first quarter of fiscal year 2017. There was no material impact on the Company's consolidated financial statements as a result of the adoption of this accounting standard.

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities , which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We adopted this guidance effective January 2, 2017, and the adoption did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our goodwill impairment testing process and consolidated financial statements.

On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging,” which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. Early adoption is permitted. We do not believe the adoption of this new standard will have any impact on our consolidated financial statements and footnote disclosures.

4.	PROPERTY AND EQUIPMENT

	September 30, 2017	December 31, 2016
Vehicles	$239,825	$102,014
Leasehold improvements	178,190	131,411
Furniture, fixtures and equipment	853,498	389,396
	1,271,513	622,821
(Accumulated depreciation)	(135,161)	(72,967)
Property and Equipment, net	$1,136,351	$549,854

Depreciation expense for the three months ended September 30, 2017 and 2016 was $22,707 and $17,158 respectively and for the nine months ended September 30, 2017 and 2016 was $62,194 and $38,181, respectively.

5.	OTHER COMMITMENTS

On September 22, 2017 the Board of Directors approved new three-year employment agreements with its CEO and President. Compensation under each new employment agreement is $175,000 annually with 10% increases on each January 1 during the term of the agreement. In addition, the CEO and President are eligible for bonus payment based on achieving certain revenue objective. The CEO and President will each be granted up to 300,000 options to purchase shares of common stock of the Company, of which 30,750 have been granted as of September 22, 2017.

In April and May 2017, the Company also entered into three-year employment agreements with its COO and CFO, respectively. These agreements require payment of monthly wages and benefits.

6.	LONG-TERM DEBT

	September 30,	December 31,
	2017	2016
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $1,889.59 beginning May 2017 through June 2022, secured by vehicles with a book value of $128,800	$83,565	$-

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	13,424	18,133

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	19,574	24,559

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	13,545	22,477

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	13,642	-
	$143,750	$65,169
Less Current Maturities	(54,112)	(23,443)
Total Long-Term Debt	$89,638	$41,726

6.	LONG-TERM DEBT, continued

Interest expense for the three months ended September 30, 2017 and 2016 was $3,419 and $1,384, respectively and for the nine months ended September 30, 2017 and 2016 was $7,181 and $3,050, respectively.

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Restricted shares issued	66,500	-	371,500	140,000
Shares based expense from issuance of common stock	$117,040	$-	$365,040	$98,000
Shares based expense from issuance of common stock options	$84,695	-	$162,103	$86,333
Subtotal shares issued for services and options issued	$201,735	$-	$527,143	$184,333
Warrants issued for services	41,249	-	118,249	-
Total non cash compensation	$242,984	-	$645,392	$184,333

On March 6, 2014, the Company’s Board of Directors (the “Board”) and majority stockholders approved the 2014 Equity Incentive Plan pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Awards under the plan are made by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. However, no option shall have a term in excess of 5 years from the date of grant.

Options outstanding at September 30, 2017 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at December 31, 2016	1,880,000	$0.62	2.27 years
Granted	296,500	$1.82
Exercised	-	-
Forfeited or expired	(27,000)	-
Outstanding at September 30, 2017	2,149,500	$.77	1.92 years
Options vested at September 30, 2017	2,049,500	$.72

8.	STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2017, the Company granted 825,000 warrants to investors in a private placement and 100,000 warrants to an advisor pursuant to certain advisor agreement. These warrants are exercisable for a period of five years with an exercise price of $2.75 and $.70, respectively.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2017 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding December 31, 2016	3,885,729	$0.70

Granted	2,475,000	2.65
Exercised	(2,149,287)	0.70
Forfeited	-	-
Outstanding September 30, 2017	4,211,442	$1.79

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2017, there were 16,088,621 shares of common stock outstanding.

2017 Equity Transactions

During the nine months ended September 30, 2017 the Company sold a total of 1,825,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, for net proceeds after offering costs of $3,291,565.

During the nine months ended September 30, 2017, warrants to purchase 2,149,287 shares of common stock were exercised resulting in proceeds to the Company of $1,504,501.

During the nine months ended September 30, 2017, the Company issued 195,500 shares of common stock to employees and consultants valued at $365,000.

During the nine months ended September 30, 2017, the Company issued 100,000 shares of common stock and 100,000 warrants for consulting services valued at $77,000.

During the nine months ended September 30, 2017, the Company issued 80,000 shares of common stock and 150,000 warrants for prepaid consulting services valued at $251,890.

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

Potentially dilutive securities were comprised of the following:

	Nine months ended September 30,
	2017	2016
Warrants	4,211,442	4,084,229
Options	2,149,500	1,872,000
	6,370,942	5,956,229

11.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2017 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On October 8, 2017, our Santa Rosa, CA store was forced to closed by local authorities due to evacuations caused by significant wildfires in the vicinity. The Company was able to gain access to the store on October 22, 2017 and we are in the process of evaluating the extent of damage to the store and its contents as a result of the fire. The Company is fully insured for both damage to the contents of the store as well as business interruption (loss of sales) as a result of the store being closed during this period. The store re-opened on October 26, 2017 and the long-term impact on sales, if any, is unknown at this time as we are still assessing the impact of the fire on our customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of fourteen (14) retail hydroponic/gardening stores, with nine (9) located in the state of Colorado, two (2) in the state of California, one (1) in the state of Washington and two (2) in the state of Nevada (one that opened subsequent to September 30, 2017). Our plan is to open and operate hydroponic/gardening stores throughout the United States.

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

Our target market segments include the commercial growers in the cannabis market (dispensaries, cultivators and caregivers), the home cannabis grower and to businesses and individuals who grow organically grown herbs and leafy green vegetables.

Sales at our stores have grown since we commenced our business in May 2014, as noted below. Our growth has been fueled by frequent and higher dollar transactions from commercial growers, individual home growers and gardeners who grow their own organic foods. We expect to continue to experience significant growth over the next few years, primarily from existing and new stores that we open or acquire. Our growth is likely to come from four distinct channels: establishing new stores in high-value markets, internal growth at existing stores, acquiring existing stores with strong customer bases and strong operating histories and the creation of a business to business e-commerce portal at www.GrowGeneration.com.

Our business commenced in May 2014 when we acquired the assets of Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics), which owned and operated 4 retail stores. The acquisition was completed on May 29, 2014, through our wholly-owned subsidiary, GrowGeneration Pueblo Corp., a Colorado corporation. The purchase price was $499,976, consisting of $243,000 in goodwill and $273,000 in inventory, $35,000 in fixed assets, $5,286 in accounts receivable and $1,320 in prepaid expenses offset by $57,275 in accounts payable and $355 in customer deposits.  From February 2015 to May 2017, the Company has acquired or opened 9 additional retail locations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2017 to September 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Variance
Net revenue	$4,028,170	$2,169,129	$1,859,041
Cost of goods sold	2,912,328	1,560,359	1,351,969
Gross profit	1,115,842	608,770	507,072
Operating expenses	1,573,931	596,542	977,389
Operating income (loss)	(458,089)	12,228	(470,317)
Other income (expense)	(2,798)	(1,384)	(1,414)
Net income (loss)	$(460,887)	$10,844	$(471,731)

Revenue

Net revenue for the three months ended September 30, 2017 increased approximately $1.9 million, or 86%, to approximately $4.0 million, compared to approximately $2.1 million for the three months ended September 30, 2016. The increase in revenues was not only due to an increase in same store sales, as noted below, but also due to the addition of 4 retail stores in 2017 for which there were no sales for the three months ended September 30, 2016. Sales in these 4 stores for the three months ended September 30, 2017 were approximately $1.3 million compared to approximately $0 for the three months ended September 30, 2016. The Company also had store closures in early 2017 that had sales of $20,533 for the three months ended September 30, 2017 and $109,630 for the three months ended September 30, 2016.

As noted above, the Company had the same 8 stores opened for the entire three months ended September 30, 2017 and 2016. These same stores generated $2.7 million in sales for the three months ended September 30, 2017, compared to $2.1 million in sales for the same period ended September 30, 2016, an increase of 31%.

	8 Same Stores
	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016	Variance
Net revenue	$2,705,837	$2,059,499	$646,338

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2017 increased approximately $1.4 million, or 87%, to $2.9 million, as compared to $1.6 million for the three months ended September 30, 2016. The increase in cost of goods sold was due to the 86% increase in sales comparing the quarter ended September 30, 2016 to 2017.

Gross profit was approximately $1.1 million for the three months ended September 30, 2017, compared to approximately $.61 million for the three months ended September 30, 2016, an increase of approximately $507,000 or 83%. Gross profit as a percentage of sales was 27.7% for the three months ended September 30, 2017, compared to 28.1% for the three months ended September 30, 2016. The slight decrease in the gross profit percentage is due to the increase in the number of commercial accounts which have lower margins than the retail customer.

Operating Expenses

Operating expenses are comprised of 1) store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were $800,861 for the three months ended September 30, 2017 and $372,317 for the three months ended September 30, 2016, an increase of $428,544 or 115%. The increase in store operating cost is due to 1) the addition of five locations that were not open in 2016 and 2) slight increase in staffing due to the 31% increase in same store sales. Store operating costs as a percentage of sales were 19.9% for the three months ended September 30, 2017 compared to 17.2% for the three months ended September 30, 2016. As previously noted, we opened five locations in 2017 that were not open at all in 2016 and as such store operating costs will be higher as the stores ramp up in sales which can take several months. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and related expenses and was $773,070 for the three months ended September 30, 2017 compared to $224,225 for the three months ended September 30, 2016. The increase in salaries and related expense from 2016 to 2017 was the increase in corporate staff to support operations including additional sales staff to increase our outside sales efforts. Corporate salaries and related costs as a percentage of sales were 6.7% for the three months ended September 30, 2017 and 5% for the three months ended September 30, 2016. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were $237,884 for the three months ended September 30, 2017 and $98,731 for the three months ended September 30, 2016 with a majority of the increase advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 5.9% for the three months ended September 30, 2017, compared to 4.6% for the three months ended September 30. 2016. Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $265,971 for the three months ended September 30, 2017, compared to approximately $17,158 for the three months ended September 30, 2016. The increase in share based compensation is due to an increase in 1) non-cash compensation to consultants, 2) stock issued to employees and 3) the fair market value of options issued to employees. Corporate overhead was 19% of revenue for the three months ended September 30, 2017 and 10% for the three months ended September 30, 2016, primarily due to the increase in non-cash share based compensation.

Net Income (Loss)

The net loss for the three months ended September 30, 2017 was $460,887, compared to net income of $10,844 for the three months ended September 30, 2016. The increase in the net loss was primarily due to 1) an increase in non-cash shares-based compensation of $242,984, 2) the opening of our operations in Denver South, Boulder, Las Vegas, and San Bernardino, CA, 3) costs related to the Seattle Hydro purchase and pre-opening store costs, and 4) higher salaries and related expenses due to an increase in corporate support staff and sales staff dedicated to outside sales.

Comparison of the nine months ended September 30, 2017 to September 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	$ Variance
Net revenue	$10,722,738	$5,617,726	$5,105,012
Cost of goods sold	7,775,718	3,947,352	3,828,366
Gross profit	2,947,020	1,670,374	1,276,646
Operating expenses	4,025,494	1,877,408	2,148,086
Operating income (loss)	(1,078,474)	(207,034)	(871,440)
Other income (expense)	(6,119)	(4,648)	(1,471)
Net income (loss)	$(1,084,593)	$(211,682)	$(872,911)

Revenue

Net revenue for the nine months ended September 30, 2017 were approximately $10.7 million compared to approximately $5.6 million for the nine months ended September 30, 2016, an increase of $5.1 million, or 91%. The increase in revenues was not only due to an increase in same store sales, as noted below, but also due to the addition of 4 retail stores in 2017 for which there were no sales for the nine months ended September 30, 2016, and the addition of one retail store during the quarter ended September 30, 2016 for which sales only occurred for a portion of the nine months ended September 30, 2016. Sales in these stores for the nine months ended September 30, 2017 were approximately $3.7 million compared to approximately $479,591 for the nine months ended September 30, 2016. The Company also had store closures in early 2017 that had sales of approximately $117,777 for the nine months ended September 30, 2017 and approximately $339,695 for the nine months ended September 30, 2016.

As noted above, the Company had the same 7 stores opened for the entire nine months ended September 30, 2017 and 2016. These same stores generated $6.8 million in sales for the nine months ended September 30, 2017, compared to $4.8 million in sales for the same period ended September 30, 2016, an increase of 43%.

	7 Same Stores
	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016	Variance
Net revenue	$6,845,762	$4,798,440	$2,047,322

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2017 increased $3.8 million, to $7.8 million an increase of 97%, as compared to $3.9 million for the nine months ended September 30, 2016. The increase in cost of goods sold was primarily due to the 91% increase in sales comparing the nine months ended September 30, 2016 to 2017.

Gross profit was $2.9 million for the nine months ended September 30, 2017, as compared to $1.7 million for the nine months ended September 30, 2016, an increase of approximately $1.3 million or 76%. Gross profit as a percentage of sales was 27.4% for the nine months ended September 30, 2017, compared to 29.7% for the nine months ended September 30, 2016. The decrease in the gross profit percentage is due to the opening of a new store in Seattle in mid-May 2017 and the initial product discounting to attract new customers to that location, as well the increase in the number of commercial accounts which have lower margins than the retail customer.

Operating Expenses

Operating expenses are comprised of 1) store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $2.1 million for the nine months ended September 30, 2017 and approximately $1.1 for the nine months ended September 30, 2016, an increase of approximately $1 million or 98%. The increase in store operating cost was due to addition of five locations that were not open in 2016. Store operating costs as a percentage of sales were 19.6% for the nine months ended September 30, 2017 compared to 18.9% for the nine months ended September 30, 2016. A previously noted above, we opened five locations in 2017 that were not open at all in 2016 and as such store operating costs will be higher as the stores ramp up in sales which can take several months. Corporate overhead is comprised of, share based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses and were approximately $1.9 for the nine months ended September 30, 2017 compared to approximately $.8 million for the nine months ended September 30, 2016. The increase in salaries and related expense from 2016 to 2017 was due to the increase in corporate staff, primarily, accounting and finance, inventory management and sales, to support operations and to increase outside sales. Corporate salaries as a percentage of sales were 5.3% for the nine months ended September 30, 2017 and 5.6% for the nine months ended September 30, 2016. The slight reduction of this percentage is because corporate staff costs do not rise directly commensurate with the increase in revenues. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $644,700 for the nine months ended September 30, 2017 and approximately $282,600 for the nine months ended September 30, 2016 with a majority of the increase in advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 6% for the nine months ended September 30, 2017 compared to 5% for the nine months ended September 30. 2016. The slight increase in the percentage comparing 2016 to 2017 was primarily due to an increase in advertising and promotion expenses from approximately $34,400 in 2016 to approximately $180,500 for 2017, which was mainly due to new store promotional costs in 2017 and increase in professional fees from $35,000 for the nine months ended September 30 2016 to $243,400 for the nine months ended September 30, 2017. Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $645,400 for the nine months ended September 30, 2017, compared to approximately $184,300 for the nine months ended September 30, 2016. Corporate overhead cost were18% of revenue for the nine months ended September 30, 2017 compare to 15% for the nine months ended September 30 2016, primarily because of the increase in non-cash share based compensation.

Net Income (Loss)

The net loss for the nine months ended September 30, 2017 was $1,084,593 compared to $211,682 for the nine months ended September 30, 2016, an increase in the net loss of $872,911. The increase in the net loss was primarily due to 1) an increase in non-cash shares-based compensation of approximately $461,000, 2) the opening of our operations in Denver South, Las Vegas, Boulder and San Bernardino, CA, 3) costs related to the Seattle Hydro purchase and pre-opening store costs, and 4), a slight decrease in the gross profit percentage as noted above.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $2,590,679 compared to $992,444 for the nine months ended September 30, 2016. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets and share based compensation expense. Non-cash adjustment totaled $708,426 and $261,202 for the nine months ended September 30, 2017 and 2016, respectively, so non-cash adjustments had a greater impact on net cash provided by operating activities for the nine months ended September 30, 2017 than the same period in 2016. The net cash from operating activities was primarily related to the increase in the net loss of $872,911, an increase in inventory of $2,449,289, an increase in accounts receivable of $292,560, an increase in prepaids, primarily vendor prepaids, of $259,209, offset by an increase in accounts payable and other current liabilities of $786,546. The increase in inventory and a corresponding increase in trade payables was attributable to both and increase in revenues and an increase in the number of operating stores between December 31, 2016 and September 30, 2017.

Net cash used in operating activities for the nine months ended September 30, 2016 was $992,444. This amount was primarily related to increases of inventory of $1,076,310, accounts receivable of $331,157, offset by an increase in accounts payable and other current liabilities of $367,433. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2015 and September 30, 2016.

Net cash used in investing activities was $869,901 for the nine months ended September 30, 2017 and $183,059 for the nine months ended September 30, 2016. The increase in 2017 was due to acquired intangibles related to the Seattle Hydro purchase in May 2017 and the purchase of vehicles and store equipment to support store operations. Between January 31, 2017 and September 30, 2017, the Company opened 4 new locations.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $4.8 million and represented proceeds from the sale of common stock, net of offering costs, of $3.3 million and proceeds from the exercise of warrants of approximately $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was $987,560 and was primarily from proceeds from the sales of common stock, net of offering costs of $998,500.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	9/30/2017	9/30/2016
Net income (loss)	$(460,887)	$10,844
Interest	3,419	1,384
Depreciation and Amortization	22,987	17,158
EBITDA	(434,481)	29,386
Share based compensation (option comp, warrant comp, stock issued for services)	242,984	-

Adjusted EBITDA	$(191,497)	$29,386

	Nine months ended
	9/30/2017	9/30/2016
Net loss	$(1,084,593)	$(211,682)
Interest	7,181	3,050
Depreciation and Amortization	63,035	38,181
EBITDA	(1,014,377)	(170,451)
Share based compensation (option comp, warrant comp, stock issued for services)	645,392	184,333

Adjusted EBITDA	$(368,985)	$13,882

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had working capital of approximately $6.6 million, compared to working capital of approximately $2.8 million as of December 31, 2016, an increase of approximately $3.8 million. The increase in working capital from December 31, 2016 to September 30, 2017 was due primarily to the proceeds from the sale of common stock and exercise of warrants. At September 30, 2017, we had cash and cash equivalents of approximately $1.9 million. We believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $47,800 has been reserved as of September 30, 2017 and December 31, 2016.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2017, and December 31, 2016, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2017 and December 31, 2016.

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In May 2014, the FASB issued guidance creating the ASC Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one-year delay of the effective date. The Company will now adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities , which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting , which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We adopted this guidance effective January 2, 2017, and the adoption did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our goodwill impairment testing process and consolidated financial statements.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging,” which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. Early adoption is permitted. We do not believe the adoption of this new standard will have any impact on our consolidated financial statements and footnote disclosures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of September 30, 2017 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
10.1	Employment Agreement with Darren Lampert dated September 22, 2017 (filed herewith)
10.2	Employment Agreement with Michael Salaman dated September 22, 2017 (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of principal financial and accounting officer
101	Interactive Data Files (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2017.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

