Form 10-K
period 2017-12-31
GrowGeneration Corp.
filed 2018-03-27
CIK 1604868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 333-207889

GROWGENERATION CORP.

(Exact name of registrant as specified in its charter)

Colorado	46-5008129
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 W Mississippi Ave Denver, Colorado	80223
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $21,312,812.

As of March 27, 2018, the Company had 19,332,120 shares of its common stock issued and outstanding, par value $0.001 per share.

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

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “GrowGeneration”, refer to GrowGeneration Corp. and its subsidiaries, including GrowGeneration Pueblo Corp, GrowGeneration California Corp., Grow Generation Nevada Corp., GrowGeneration Washington Corp., GrowGeneration Rhode Island Corp., GGen Distribution Corp. and GrowGeneration Management Corp., on a combined basis.

ITEM 1. BUSINESS

Background

GrowGeneration Corp. (“GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 in order to acquire 4 existing hydroponic supply stores. As of December 31, 2017, we have grown into a chain of thirteen (13) retail hydroponic/gardening stores, with eight (8) located in the state of Colorado, two (2) in the state of California, two (2) in the state of Nevada and one (1) in Washington. In January 2018, we acquired two (2) additional stores located in Warwick, RI and Arcata, CA, respectively. The hydroponic/gardening industry is fragmented, in which typical retail stores are small family owned businesses, usually consisting of a single location. This is particularly true in Colorado, California, Nevada, Rhode Island and Washington where we currently operate. We intend to open or acquire additional retail stores to increase and expand our footprint in these states.

Products

GrowGeneration stores offer essential supplies to the hydroponic and gardening industry, including medium (i.e., farming soil), industry-leading hydroponic equipment, power-efficient lighting, plant nutrients, and thousands of additional products used by professional growers and specialty cultivation operations. We offer our products through our retail stores and e-commerce website. GrowGeneration is also actively seeking the establishment of a brand of private labeled products, which will be sold through GrowGeneration outlets.

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

Our target market segments include home growers of organic vegetable and fruit growers (small farms, home garden growers, restaurants growers, farmer markets), the Do-it Yourselfers (home flower and plant growers) and mass market and growers in the cannabis related market.

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

Indoor growing techniques, however, are not limited to plant-based medicines. Vertical farms producing organic fruits and vegetables are beginning to emerge in the market due to a rising shortage of farmland, and environmental vulnerabilities including drought, other severe weather conditions and insect pests. Indoor growing techniques enable cultivators to grow crops all-year-round in urban areas and take up less ground while minimizing environmental risks. Indoor growing techniques typically require a more significant upfront investment to design and build-out these facilities than traditional farmlands. If new innovations lower the costs for indoor growing, and the costs to operate traditional farmlands continue to rise, then indoor growing techniques may be a compelling alternative for the broader agricultural industry.

Research and Development

The company has not incurred any research and development expenses during the period covered by this report.

Customers and Suppliers

Our key customers vary by state and are expected to be more defined as the Company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing activity. Currently, none of our customers accounted for more than 5% of our sales in 2017.

Our key suppliers include distributors such as HydroFarm, BWGS and Sunlight Supply to product specific suppliers such as Emerald Harvest, General Hydroponics and Can Fan USA. All the products purchased and resold are applicable to indoor and outdoor growing for organics, greens, and plant-based medicines. As of December 31, 2017, two suppliers represent 61% of our purchases. The loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products and the Company maintains direct manufacturing agreements with vendors.

Demand for Products

Demand for indoor and outdoor growing equipment is currently high due to legalization of plant-based medicines, primarily Cannabis, which requires equipment purchases for build-out and repeat purchases of consumable nutrients needed during the growing period. This demand is projected to continue to increase as a result of laws in 29 states and the District of Columbia. Continued innovation and more efficient build-out technologies along with larger and consolidated cultivation facilities are expected to further expand market demand for GrowGeneration products and services. We expect the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states. Each segment will be optimized to different distribution channels that GrowGeneration currently provides. We are of the opinion that as our volume increases, we will obtain volume discounts on purchasing that should allow us to maximize our revenues and maintain gross margins.

E-Commerce Strategy

The Company has developed its e-commerce website and portal, www.growgeneration.com. Once fully operational, the site will offer for sale hydroponic, specialty and organic gardening products. Online shoppers will be able to shop from product departments, from nutrients to lighting to hydroponic and greenhouse equipment, delivering an easy and quick method to find the products that they want to purchase. Our e-commerce site is designed to appeal to the professional grower. Each product listed on the site contains product descriptions, product reviews and a picture so the customer can make an informed and educated purchase. Our product filters will allow the customer to search by brand, manufacturer, or by function such as wattage. Designed as an information portal as well as an e-commerce store, the customer will find videos, articles, blogs and other relevant content, all generated by GrowGeneration’s internal staff, which we call our “Grow Pros”. The GrowGeneration customer are able to shop and order online 24/7 and, choose to receive products delivered directly to their grow operation, or for pick up at one of the GrowGeneration retail stores. In addition, customers may simply use our site as a resource and shop with our Grow Pros at one of our retail locations. Google advertising, social media and in store advertising are the primary advertising tools we use to drive traffic to www.growgeneration.com

Goals and Strategy

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

Seasonality

Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second and third fiscal quarter, and the lowest volume occurs during our first or fourth fiscal quarter.

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

Notwithstanding the foregoing, we do believe that our pricing, inventory and product availability and overall customer service provide us with the ability to compete in this marketplace. In addition, as we increase our number of stores and inventory per store, we expect to be able to purchase larger amounts of inventory at lower volume sale prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. We also believe, that as we develop the consistency of a national brand with operations in multiple states, our customers will have the confidence to shop with us.

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

Government Regulation

While there is no governmental regulation relating to the sale of hydroponic equipment or soil and nutrients that we sell, there are laws and regulations governing the cultivation and sale of cannabis and related products. Currently, there are over 29 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. About a dozen other states are considering legislation to similar effect. As of the date of this report, the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowGeneration to invest in or buy products from GrowGeneration. Active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly adversely affect GrowGeneration operations.

Employees

As of the December 31, 2017, we have 50 full time employees and 8 part-time employees. No employees are subject to collective bargaining agreements. We plan to add sales representatives in all states in which we operate a retail store.

Principal Offices

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80223. We lease eight (8) facilities in the State of Colorado, three (3) in the State of California, two (2) in the State of Nevada, one (1) in the State of Washington and one (1) in the State of Rhode Island for our retail operations. Information relating to our stores is set forth in the table below:

	Number of Locations	Square feet	Lease Expiration Dates
Colorado	8	2,000-12,500	February 2018 to October 2022
California	3	2,625-8,000	May 2020 to February 2022
Nevada	2	5,000-8,800	November 2021 to February 2022
Washington	1	3,200	April 2020
Rhode Island	1	9,000	January 2023

ITEM 1A. RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

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

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Darren Lampert, our President, Michael Salaman, our Chief Operating Officer, Joseph Prinzivalli and our Chief Financial Officer, Monty Lamirato. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

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

We will be exposed to liabilities that are unique to the products we provide. We currently maintain property and casualty, automobile, and business interruption insurance and there can be no assurance that we will acquire or maintain insurance for certain risks, that the amount of our insurance coverage will be adequate to cover all claims or liabilities, or that we will not be forced to bear substantial costs resulting from risks and uncertainties of business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

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

A theoretical risk exists that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the Federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. We believe, however, that such a risk is relatively low. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis gardeners, or with respect to any supplies marketed to participants in the emerging medical cannabis industry. We are unaware of such a broad application of the Controlled Substances Act by federal authorities, and we believe that such an attempted application would be unprecedented. Even though the Company sells hydroponic and garden supplies it may encounter difficulty in obtaining bank accounts with financial institutions because we are an ancillary business that service the cannabis industry.

If the federal government were to change its practices or were to expend its resources attacking providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis cultivation and production business.

State laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. While the prior Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the United States Attorney General announced the rescission of the Obama Administration’s policy, which indirectly negatively impacted our business.

Continued federal intervention in certain segments of the cannabis industry is disruptive to the industry and may have a negative impact on us.

Our products are sold to growers of various crops, including cannabis. Disruption to the cannabis industry could cause some potential customers to be more reluctant to invest in growing equipment, including equipment we sell. Currently, 29 states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

Our past private placements were made pursuant to an exemption from registration.

Since 2014, various private placements conducted by the Company were made in reliance upon the so-called "private placement" exemption from registration with the Securities and Exchange Commission (the “SEC”) provided by Sections 4(a)(2) of the 1933 Securities Act, by Regulation D, Rule 506 adopted there under, and the exemptions from registration provided by the Blue-Sky laws of states in which our securities are offered. However, reliance upon these exemptions is highly technical and should not be viewed as a guarantee that such exemptions are indeed available. If for any reason the private placement exemption is not available for past private placements and no other exemption from registration is found to be available, the sale of the securities in such private placements would be deemed to have been made in violation of the applicable laws, thus requiring registration of those securities. As a remedy for such a violation, each investor would have the right to rescind its purchase and to have its full investment returned. If an investor requests return of its investment, it is possible that funds would not be available to us for that purpose, and that liquidation of us may be required. Any refunds made would reduce funds available to us for our operations. A significant number of requests for rescission would probably leave us without funds sufficient to respond to such requests or to proceed successfully with its activities.

There are a significant number of shares of common stock eligible for sale, which could depress the market price of such shares.

Our Registration Statement on Form S-1 has registered a total of 4,166,429 shares of our common stock, which includes 2,058,572 shares of common stock being sold by our shareholders and 2,107,857 shares of common stock underlying the warrants with an exercise price of $0.70 per share, available for sale in the public market. The availability of such a large number of shares of common stock for sale in the public market could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

We are under the obligation to repay our convertible promissory notes upon maturity.

On January 17, 2018, the Company completed a private placement of units of its securities and raised gross proceeds of $9,000,000 from certain accredited investors in the offering. Each unit consists of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of Common Stock, at a price of $.01 per share or through cashless exercise. The principal and interest of the promissory notes will be due and payable by the Company in three years from the date of issuance. Inability to repay the promissory notes on maturity, if the promissory notes are neither converted nor extended, will result in the financial condition of the Company to be materially adversely affected.

The promissory notes are convertible into shares of the Company’s Common Stock at the holders’ option at $3 per share. If a large number of holders choose to convert their promissory notes, it may cause substantial dilution on other shareholders’ ownership of the Company’s securities.

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

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;
●	injury to our reputation;
●	costs to defend the related litigation;
●	a diversion of management's time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and
●	a decline in our stock price.

We do not maintain any product liability insurance. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. e. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

At of the date hereof, our officers and directors collectively beneficially own approximately 18% of our outstanding shares of Common Stock on a primary basis and 23.44% of our outstanding shares in Common Stock if they exercise all their options and warrants. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An investment in our company should be considered illiquid.

An investment in our company requires a long-term commitment, with no certainty of return. Currently there is only a very limited market for our common stock and we cannot guarantee that a liquid market for our common stock will develop in the near future. Moreover, we do not expect security analysts of brokerage firms to provide coverage of our company in the near future. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future than they would if we were to become a public reporting company by means of an initial public offering of common stock. If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

Limited public market for our common stock currently exists, and an active trading market may not develop or be sustained.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. The Company was approved to start trading its common stock on the OTCQB Marketplace as of October 19, 2016, and commenced trading on November 11, 2016.  On October 10, 2017, the Company’s common stock started trading on OTCQX Best Market. There is currently is a limited public market for our common stock and there is no guarantee that any sustained trading market will develop in the near future or at all. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for shares of our common stock may be limited; and
●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQX Best Market is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE American (formerly NYSE MKT, formerly NYSE AMEX). The market for our Common Stock may be illiquid and you may be unable to dispose of your shares of common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQX Best Market, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQX Best Market

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

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

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTCBB and OTCQX Best Market do not meet such requirements and if the price of our common stock is less than $5.00, our common stock will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stock holders may have difficulty selling their shares.

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

As of the date hereof, we had outstanding warrants to purchase an aggregate of 2,319,000, shares of our common stock at a weighted average exercise price of $2.34 per share, and options to purchase an aggregate of 1,923,000 shares of our common stock (out of which 1,733,498 are vested as of this date) at a weighted average exercise prices of $.79 per share. The 1,733,498 vested options have a weighted average exercise price of $.73 per share (the first $100,000 of options granted to each of our officers and directors may be deemed to be incentive stock options. The exercise of such outstanding options and warrants will result in substantial dilution of your investment. In addition, you may experience additional dilution if we issue common stock in the future. Any of such dilution may have adverse effect on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80223. We lease eight (8) facilities in the State of Colorado, three (3) in the State of California, two (2) in the State of Nevada, one (1) in the State of Washington and one (1) in the State of Rhode Island for our retail operations. Information relating to our stores is set forth in the table below:

State	Number of Locations	Square feet	Lease Expiration Dates
Colorado	8	2,000-12,500	February 2018 to October 2022
California	3	2,625-8,000	May 2020 to February 2022
Nevada	2	5,000-8,800	November 2021 to February 2022
Washington	1	3,200	April 2020
Rhode Island	1	9,000	January 2023

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We received approval from the OTCQB Market to trade our common stock, par value $.001 per share (the “Common Stock”) under the ticker symbol of “GRWG” as of October 19, 2016, and, commenced trading on November 11, 2016.  On October 10, 2017, the Common Stock started trading on OTCQX Best Market. There is currently limited trading volume for our Common Stock and there is no guarantee that any sustained trading market will develop in the future.

The following table sets forth, for each quarter from November 11, 2016 to December 31, 2017, the reported high and low bid prices of our Common Stock.

Quarter Ended	High Bid	Low Bid

December 31, 2017	$4.23	$1.60
September 30, 2017	$2.13	$1.50
June 30, 2017	$2.35	$1.73
March 31, 2017	$2.60	$1.50
December 31, 2016	$3.43	$1.50

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of December 31, 2017 is 101.  The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

RECENT SALES OF UNREGISTERED SECURITIES

2015 Private Placements

In April 2015, the Company raised $180,000 from the sale of 300,000 shares of its Common Stock to four (4) accredited investors, at a price of $.60 per share. All securities sold in this private placement were arranged by officers and directors and no commissions or other remuneration was paid to any person in connection with such sales. The Company used the proceeds raised in this offering for inventory purchases and working capital.

On March 12, 2015 the Company entered into an agreement with Cavu Securities LLC, a FINRA Member broker dealer (“Cavu”), pursuant to which the Company engaged Cavu on a non-exclusive basis to act as its lead placement agent for the sale of up to $4,200,000 of our units. Each unit was offered at a price of $.70 per unit. Each unit consisted of (i) one share of Common Stock and (ii) one 5-year warrant to purchase one share of Common Stock at an exercise price of $0.70 per share. The units were offered and sold on a “best-effort” basis. On October 30, 2015, the Company closed the private placement with a total of 2,465,001 units sold and realized gross proceeds of $1,725,501. The Company paid Cavu total compensation for its services of (i) $73,295 in commissions; (ii) five-year warrants to purchase 142,800 shares of Common Stock, at an exercise price equal to $0.70 per share; and (iii) 77,833 shares of Common Stock.

2016 Private Placements

On April 29, 2016, the Company completed a private placement to which it sold 890,714 units to 10 accredited investors at a price of $.70 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of Common Stock at an exercise price of $.70 per share. The warrants have a five-year life for gross proceeds of $623,500. We paid Cavu, our placement agent, a total compensation for its services of (i) five-year warrants to purchase 50,000 shares of our Common Stock, at an exercise price equal to $0.70 per share; and (ii) 50,000 shares of our Common Stock.

On October 6, 2016, the Company completed a private placement of a total of 1,000,000 units of its securities sold to 8 accredited investors at a price of $0.70 per unit. Each unit consists of one share of Common Stock and one 5-year warrant to purchase one share of Common Stock at an exercise price of $0.70 per share. The Company raised an aggregate of $700,000 gross proceeds in the offering. The Company agreed to pay Cavu a cash fee of $22,050 and five-year warrants to purchase 31,500 shares of Common Stock, at an exercise price equal to $0.70 per share, on proceeds of $315,000 raised by Cavu in connection with this offering.

2017 Private Placements

On March 10, 2017, the Company completed a private placement of a total of 825,000 units of its securities to 4 accredited investors. Each unit consists of (i) one share of the Company’s Common Stock and (ii) one 5-year warrant to purchase one share of Common Stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

On May 16, 2017, the Company completed a private placement of a total of 1,000,000 units of its securities to 27 accredited investors through GVC Capital LLC (“GVC Capital”) as its placement agent. Each unit consists of (i) one share of the Company’s Common Stock and (ii) one 5-year warrant to purchase one share of Common Stock at an exercise price of $2.75 per share. The Company raised an aggregate of $2,000,000 gross proceeds in the offering. The Company paid GVC Capital total compensation for its services, (i) for a price of $100, 5-year warrants to purchase 75,000 shares at $2.00 per share and 5-year warrants to purchase 75,000 shares at $2.75 per share, (ii) a cash fee of $150,000, (iii) a non-accountable expense allowance of $60,000, and (iv) a warrant exercise fee equal to 3% of all sums received by the Company from the exercise of 750,000 warrants (not including 250,000 warrants issued to one investor) when they are exercised.

2018 Private Placement

On January 17, 2018, the Company completed a private placement of a total of 36 units of its securities at the price of $250,000 per unit. Each unit consists of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of Common Stock, at a price of $.01 per share or through cashless exercise. The Company raised gross proceeds of $9,000,000 from 23 accredited investors in the offering.

Stock Options and Stock Awards

From inception to December 31, 2017, we have granted stock options under our 2014 Equity Compensation Plan to purchase an aggregate of 2,176,500 shares at exercise prices ranging from $0.60 to $3.35 per share. Of the total options granted as of December 31, 2017, 50,000 have been exercised and 43,000 have been forfeited, resulting in 2,083,500 options outstanding. In addition, as of December 31, 2017, 331,500 stock awards have been issued under our 2014 Equity Compensation Plan.

Securities Act Exemptions

We deemed all of the above offers, sales and issuances of our shares of Common Stock and warrants to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and/or Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants of stock options and issuances of Common Stock upon exercise of such options described above under “Stock Options” which were issued prior to July 15, 2016 to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us. On July 10, 2017, we filed a Registration Statement on Form S-8 (the “Form S-8”) to register an aggregate of 2,500,000 shares of common stock issuable under our 2014 Equity Compensation Plan. The shares of Common Stock underlying the options and shares of Common Stock issued after July 10, 2017 are deemed registered under the Form S-8.

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

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of fifteen (15) retail hydroponic/gardening stores, with eight (8) located in the state of Colorado, three (3) in the state of California, two (2) in the state of Nevada, one (1) in the state of Washington and one (1) in the state of Rhode Island. Our plan is to own and operate hydroponic/gardening stores throughout the United States. Our primary strategic plan is to grow by acquisition of hydroponic/garden stores and rely on organic growth. As noted in Footnote 15 to our consolidated financial statements we acquired two hydroponic/gardening stores in January 2018. In addition, we closed on a private placement in January 2018 that provides us additional capital to continue our acquisition strategy.

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

Our target market segments include the commercial growers in the cannabis market, the home cannabis grower and to businesses and individuals who grow organically grown herbs and leafy green vegetables.

Sales at our same stores have grown since we organized the business. Our growth has been fueled by frequent and higher dollar transactions from commercial growers, individual home growers and gardeners who grow their own organic foods. We expect to continue to experience significant growth over the next few years, primarily from existing and new stores that we open or acquire. Our growth is likely to come from four distinct channels: establishing new stores in high-value markets, internal growths at existing stores, acquiring existing stores with strong customer bases and strong operating histories and the creation of a business to business e-commerce portal at www.GrowGeneration.com.

On March 1, 2016, we signed a 3-year lease for 4,498 square feet, located in Denver, Colorado.

On July 15, 2016, the Company entered into a new lease agreement for its Canon City, Colorado location. The Canon City Store completed its move to its new location on July 25, 2016. The new store is approximately 4,427 square feet.

On July 19, 2016 the Company entered into a 2-year lease agreement for its tenth retail store in Fairplay, Colorado. The store began operations in Fairplay, Colorado on August 1, 2016. In December 2016, the lease was terminated, and the Company consolidated all the operations and business of the store in Fairplay, Colorado into the store in Conifer, Colorado.

On September 27, 2016, the Company entered into a commercial lease to rent certain premises located in Castle Rock, Colorado. This store commenced operations on October 1, 2016 but the store was closed in August 2017 because the store was under-performing.

On October 6, 2016, the Company closed on the 2106 private placement, pursuant to which it sold 1,000,000 units to 8 accredited investors at a price of $.70 per unit, with each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $.70 per share. The warrants have a five-year life for gross proceeds of $700,000.

On October 19, 2016, the Company was approved to start trading its Common Stock on the OTCQB Marketplace under the ticker symbol of “GRWG”.

The Company entered into a new lease for its new store in Las Vegas, Nevada which commenced on November 15, 2016 and continues through February 28, 2022.

On January 30, 2017, the Company entered into a commercial lease to rent certain premises located in Trinidad, Colorado, to be effective from March 1, 2017 to February 28, 2022. This 7,383 square feet premises is used by the Company to open a new store to replace and consolidate its existing 3,000 square feet store in Trinidad as part of the Company’s expansion plan.

On February 1, 2017, the Company entered into a commercial lease to rent certain 12,837 square feet premises located in Denver, Colorado, to be effective from February 1, 2017 to February 1, 2022. The premises is used by the Company for a new retail store, warehouse space and as the Company’s principal offices.

On February 1, 2017, the Company’s wholly-owned subsidiary, GrowGeneration California Corp. (“GrowGeneration California”) entered into an asset purchase agreement with an individual to purchase certain assets in connection with a retail hydroponic and garden supply business located in Santa Rosa, CA. The assets subject to the sale under the asset purchase agreement included inventories, fixed assets, tangible personal property, intangible personal property, receivables and a custom list. In addition to the cash consideration for the purchase of such assets, GrowGeneration California also agreed to make certain cash payments and 25,000 shares of Common Stock of the Company to the seller contingent on the achievement of revenue goals by the business in 2017, 2018 and 2019. The closing of the asset purchase took place on February 8, 2017. The contingent consideration for achieving certain revenue goals in 2017 were achieved and the cash payment of $10,000 and the issuance of 25,000 shares of Common Stock were issued to the seller.

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

On April 25, 2017, the Company entered into a commercial lease through GrowGeneration California to rent certain premises located in San Bernardino, California, to be effective from May 1, 2017 to May 1, 2020. The premises is used by the Company to operate as a new store.

On May 16, 2017, the Company closed a private placement of a total of 1,000,000 units of its securities to 27 accredited investors through GVC Capital LLC (“GVC Capital”) as its placement agent. Each unit consists of (i) one share of the Company’s Common Stock and (ii) one 5-year warrant to purchase one share of Common Stock at an exercise price of $2.75 per share. The Company raised an aggregate of $2,000,000 gross proceeds in the offering. The Company paid GVC Capital total compensation for its services, (i) for a price of $100, 5-year warrants to purchase 75,000 shares at $2.00 per share and 5-year warrants to purchase 75,000 shares at $2.75 per share, (ii) a cash fee of $150,000, (iii) a non-accountable expense allowance of $60,000, and (iv) a warrant exercise fee equal to 3% of all sums received by the Company from the exercise of 750,000 warrants (not including 250,000 warrants issued to one investor) when they are exercised.

On August 15, 2017, the Company entered into a commercial lease to rent certain premises located in Boulder, Colorado, to be effective from September 1, 2017 to August 31, 2019 and opened a new store.

On September 19, 2017, the Company entered into a commercial lease, effective from October 1, 2017 to November 30, 2021, to rent certain office and warehouse space located in North Las Vegas, Nevada, to open its fourteenth store.

Effective as of October 10, 2017, the Company’s Common Stock started trading on OTCQX Best Market.

On October 25, 2017, the Company entered into an asset purchase agreement through GrowGeneration California to purchase all of the assets of a retail hydroponic store, Humboldt Depot, located in Arcata, CA. The closing of the asset purchase took place on January 30, 2018. In connection with the purchase of the assets, the Company also entered into two commercial leases, to be effective from February 1, 2018 to January 31, 2021, to rent the premises where the store is located.

On December 22, 2017, the Company entered into an asset purchase agreement to purchase all of the assets of a retail hydroponic store, East Coast Hydroponic Warehouse, located in Warwick, RI. The closing of the asset purchase took place on January 23, 2018. In connection with the purchase of the assets, the Company also entered into a commercial lease, to be effective from January 24, 2018 to January 23, 2023, to rent the premises where the store is located.

Effective as of December 31, 2017, we consolidated our store located in Denver north with our Denver south store and warehouse facility we leased on February 1, 2017.

On January 17, 2018, the Company completed a private placement of a total of 36 units of its securities at the price of $250,000 per unit. Each unit consists of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of Common Stock, at a price of $.01 per share or through cashless exercise. The Company raised gross proceeds of $9,000,000 from 23 accredited investors in the offering.

RESULTS OF OPERATIONS

The following table sets forth information from our statements of operations for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,		Year to Year Comparison
	2017	2016	Increase/ (decrease)	Percentage Change

Sales	$14,363,886	$7,980,471	$6,383,415	80%
Cost of Sales	11,094,331	5,776,194	5,318,137	92%

Gross profit	3,269,555	2,204,277	1,065,278	48%

Operating expenses	6,120,068	2,630,270	3,489,798	133%

Loss from operations	(2,850,513)	(425,993)	(2,424,520)	(569%)

Other income (expense)	307,931	(5,251)	313,182

Net loss	$(2,542,582)	(431,244)	$(12,111,338)	(490%)

Revenue

Net revenue for the year ended December 31, 2017 were approximately $14.4 million, compared to approximately $8 million for the year ended December 31, 2016, an increase of $6.4 million, or 80%. The increase in revenues was not only due to an increase in same store sales, as noted in the table below, but also due to the addition of 5 retail stores in 2017 for which there were no sales for the year ended December 31, 2016 and one retail store which was open for all of 2017 but only for a portion of 2016. Sales in these stores for the year ended December 31, 2017 were approximately $5.6 million compared to approximately $1.1 million for the year ended December 31, 2016. The Company also had store closures and store consolidations in early 2017 that had sales of approximately $117,777 for the year ended December 31, 2017 and approximately $456,746 for the year ended December 31, 2016.

In October 2017, our Santa Rosa store was forced to close for 17 days due to wildfires in the Santa Rosa area. We estimate that the Company’s loss of revenue for that period was approximately $120,000. In addition, revenue subsequent to when the store reopened on October 26, 2017, were lower than the months prior to the fire by approximately $100,000 a month.

As noted above, the Company had the same 7 stores opened for the entire year ended December 31, 2017 and 2016. These same stores generated $8.6 million in sales for the year ended December 31, 2017, compared to $6.4 million in sales for the same period ended December 31, 2016, an increase of 35%.

	7 Same Stores
	Year ended	Year ended
	December 31, 2017	December 31, 2016	Variance
Net revenue	$8,592,898	$6,377,595	$2,215,303

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2017 increased approximately $5.3 million, to $11.1 million, an increase of 92%, as compared to $5.8 million for the year ended December 31, 2016. The increase in cost of goods sold was primarily due to the 80% increase in sales comparing the year ended December 31, 2016 to 2017.

Gross profit was $3.3 million for the year ended December 31, 2017, as compared to $2.2 million for the year ended December 31, 2016, an increase of approximately $1.1 million or 48%. Gross profit as a percentage of sales was 23% for the year ended December 31, 2017, compared to 28% for the year ended December 31, 2016. The decrease in the gross profit percentage is partially due to the opening of a new stores in Las Vegas, NV on January 2017, San Bernardino, CA and Seattle, WA in mid-May 2017 and Boulder, CO in September 2017 and the initial product discounting to attract new customers to that location, as well the increase in the number of commercial accounts which have lower margins than the retail customer. The primary reason for the reduction in the gross margin % was a non-cash write of inventory of approximately $463,000 in the fourth quarter of 2017 whose impact was to reduce the gross margin % by 3.4%. The inventory write-off consists of obsolete inventory as part of the purchase price of stores acquired and believes that this write-off is one-time event.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $3.0 million for the year ended December 31, 2017 and approximately $1.5 for the year ended December 31, 2016, an increase of approximately $1.5 million or 96%. The increase in store operating cost was due to addition of five locations that were not open in 2016. Store operating costs as a percentage of sales were 21% for the year ended December 31, 2017, compared to 19% for the year ended December 31, 2016. A previously noted above, we opened five locations in 2017 that were not open at all in 2016 and as such, store operating costs will be higher as the stores ramp up in sales which can take several months. Corporate overhead is comprised of, share based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses and were approximately $3.2 for the year ended December 31, 2017, compared to approximately $1.1 million for the year ended December 31, 2016. The increase in salaries and related expense from 2016 to 2017 was due to the increase in corporate staff, primarily, accounting and finance, inventory management, sales and information technology, to support both current and future operations and to increase outside sales. Corporate salaries as a percentage of sales were 6.3% for the year ended December 31, 2017 and 5.8% for the year ended December 31, 2016. The slight increase in this percentage is because corporate staff costs do not rise directly commensurate with the increase in revenues. In addition, current corporate staff levels will not rise commensurate with increase in revenues in the future and the percentage of salaries to sales will decline. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $1 million for the year ended December 31, 2017, and approximately $386,000 for the year ended December 31, 2016 with a majority of the increase in advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 7.1% for the year ended December 31, 2017 compared to 4.8% for the year ended December 31, 2016.

The slight increase in the percentage comparing 2016 to 2017 was primarily due to an increase in advertising and promotion expenses from approximately $108,000 in 2016 to approximately $265,000 for 2017, which was mainly due to new store promotional costs in 2017 and increase in professional fees from approximately $58,000 for the year ended December 31, 2016 to approximately $630,000 for the year ended December 31, 2017. Professional fees for 2017 included $184,000 in noncash share-based compensation. Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share-based compensation, which was approximately $1.1 million for the year ended December 31, 2017, compared to approximately $219,000 for the year ended December 31, 2016. Corporate overhead costs were 22% of revenue for the year ended December 31, 2017, compare to 14% for the year ended December 31, 2016, due to the reason noted above.

Net Income (Loss)

The net loss for the year ended December 31, 2017 was approximately $2.5 million, compared to approximately $431,000 for the year ended December 31, 2016, an increase in the net loss of $2.1 million. The increase in the net loss was primarily due to 1) an increase in non-cash shares-based compensation of approximately $636,000, 2) increases in other operating costs such as general and administrative costs and salaries, 3) the opening of our operations in Denver and Boulder, CO, Las Vegas and Las Vegas North, NV, and San Bernardino, CA, 4) costs related to the Seattle Hydro purchase and pre-opening store costs, and 5) a decrease in the gross profit percentage as noted above, offset somewhat by the increase on gross profit.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $3,406,175 compared to $1,419,210 for the year ended December 31, 2016. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and changes in valuation allowances. Non-cash adjustment totaled $1,353,141 and $307,821 for the year ended December 31, 2017 and 2016, respectively, so non-cash adjustments had a greater impact on net cash provided by operating activities for the year ended December 31, 2017 than the same period in 2016. The net cash used in operating activities was primarily related to the increase in the net loss of approximately $2.1 million, an increase in inventory of $2,084,551, an increase in accounts receivable of $312,333, an increase in prepaids, primarily vendor prepaids, of $551,718, offset by an increase in accounts payable and other current liabilities of $731,868. The increase in inventory and a corresponding increase in trade payables was attributable to both and increase in revenues and an increase in the number of operating stores between December 31, 2016 and December 31, 2017.

Net cash used in operating activities for the year ended December 31, 2016 was $1,419,210. This amount was primarily related to increases of inventory of $1,256,799, accounts receivable of $395,208, partially offset by an increase in accounts payable and other current liabilities of $386,786. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2015 and December 31, 2016.

Net cash used in investing activities was $1,179,008 for the year ended December 31, 2017 and $264,140 for the year ended December 31, 2016. The increase in 2017 was due to acquired intangibles related to the Seattle Hydro purchase in May 2017 and the purchase of vehicles and store equipment to new support store operations. Between January 1, 2017 and December 31, 2017, the Company opened 5 new locations.

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $5.2 million and represented proceeds from the sale of Common Stock, net of offering costs, of $3.3 million and proceeds from the exercise of warrants of approximately $1.9 million. Net cash provided by financing activities for the year ended December 31, 2016 was approximately $1.6 million and was primarily from proceeds from the sales of Common Stock and exercise of warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Year ended
	December 31, 2017	December 31, 2016
Net loss	$(2,542,582)	$(431,244)
Interest	15,339	5,251
Depreciation and Amortization	151,561	52,962
EBITDA	(2,375,682)	(373,031)
Inventory write-offs	201,170	108,124
Share based compensation (option comp, warrant comp, stock issued for services)	1,077,932	219,333

Adjusted EBITDA	$(1,096,580)	$(45,575)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had working capital of approximately $5.6 million, compared to working capital of approximately $2.8 million as of December 31, 2016, an increase of approximately $2.8 million. The increase in working capital from December 31, 2016 to December 31, 2017 was due primarily to the proceeds from the sale of Common Stock and exercise of warrants. At December 31, 2017, we had cash and cash equivalents of approximately $1.2 million. We believe that existing cash and cash equivalents along with additional financing we closed on in January 2018 are sufficient to fund existing operations for the next twelve months.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance of the sale of Common Stock, warrants and convertible debentures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GrowGeneration Corp.

1000 West Mississippi Ave

Denver, CO 80223

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GrowGeneration Corp. and Subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Philadelphia, Pennsylvania

March 27, 2018

Member of the American Institute of Certified Public Accountants,

Public Company Accounting Oversight Board, and Pennsylvania Institute of Certified Public Accountants

1608 Walnut Street, Suite 1703, Philadelphia, PA 19103  ●  (215) 732-4580  ●  Fax (215) 735-4584  ●  www.cgcpc.com

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$1,215,265	$606,644
Accounts receivable, net of allowance for doubtful accounts of $97,829 and $47,829 at December 31, 2017 and 2016, respectively	653,568	391,235
Inventory	4,585,341	2,574,438
Prepaid expenses and other current assets	711,852	35,256
Total current assets	7,166,026	3,607,573

Property and equipment, net	1,259,483	549,854
Intangible assets, net	53,286	-
Goodwill	592,500	243,000
Other assets	183,113	42,526
TOTAL ASSETS	$9,254,408	$4,442,953

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,067,857	$643,793
Other accrued liabilities	70,029	-
Payroll and payroll tax liabilities	247,887	77,068
Customer deposits	92,350	51,672
Sales tax payable	73,220	46,942
Current portion of long term debt	41,707	23,443
Total current liabilities	1,593,050	842,918

Long term debt, net of current portion	82,537	41,726
Total liabilities	1,675,587	884,644

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 16,846,835 and 11,742,834 shares issued and outstanding as December 31, 2017 and 2016, respectively	16,846	11,743
Additional paid-in capital	11,254,212	4,696,221
Accumulated deficit	(3,692,237)	(1,149,655)
Total stockholders’ equity	7,578,821	3,558,309
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,254,408	$4,442,953

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Sales	$14,363,886	$7,980,471
Cost of sales	11,094,331	5,776,194
Gross profit	3,269,555	2,204,277

Operating expenses:
Store operations	2,963,306	1,510,204
General and administrative	1,022,401	385,972
Share based compensation	1,077,932	219,333
Depreciation and amortization	151,561	52,962
Salaries and related expenses	904,868	461,799
Total operating expenses	6,120,068	2,630,270

Net loss from operations	(2,850,513)	(425,993)

Other income (expense):
Gain on settlements	322,058	-
Other income	1,633	-
Other expense	(421)	-
Interest expense	(15,339)	(5,251)
Total non-operating income (expense), net	307,931	(5,251)

Net loss	$(2,542,582)	$(431,244)

Net loss per shares, basic and diluted	$(.18)	$(.05)

Weighted average shares outstanding, basic and diluted	14,510,582	9,153,053

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2017 and 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2015	8,967,834	$8,968	$2,862,816	$(718,411)	$2,153,373

Sale of Common stock and warrants, net of fees	1,890,714	1,891	996,606		998,497

Warrants issued for services			132,350		132,350

Stock option expense			86,333		86,333

Stock compensation expense	140,000	140	97,860		98,000

Common stock issued upon warrant exercise	694,286	694	485,306		486,000

Stock issued for services	50,000	50	34,950		35,000

Net loss				(431,244)	(431,244)

Balances, December 31, 2016	11,742,834	$11,743	$4,696,221	$(1,149,655)	$3,558,309

Sale of Common stock and warrants, net of fees	1,825,000	1,825	3,289,740	-	3,291,565

Warrants issued for services			263,986		263,986

Stock option expense			188,666		188,666

Common stock issued upon warrant exercise	2,755,001	2,754	1,925,747		1,928,501

Common stock issued upon exercise of options	50,000	50	29,950		30,000

Stock issued for services	474,000	474	859,902		860,376

Net loss				(2,542,582)	(2,542,582)

Balances, December 31, 2017	16,846,835	$16,846	$11,254,212	$(3,692,237)	$7,578,821

The accompanying notes are an integral part of theses audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,542,582)	$(431,244)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	151,561	52,962
Provision for doubtful accounts receivable	50,000	41,526
Inventory valuation reserve	73,648	(6,000)
Stock based compensation	1,077,932	219,333
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(312,333)	(395,208)
Inventory	(2,084,551)	(1,256,799)
Prepaid expenses and other assets	(551,718)	(30,566)
Increase (decrease) in:
Accounts payable and accrued liabilities	494,093	295,532
Customer deposits	40,678	33,262
Payroll and payroll tax liabilities	170,819	33,143
Sales taxes payable	26,278	24,849
Net Cash (Used In) Operating Activities	(3,406,175)	(1,419,210)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(775,101)	(264,140)
Purchase of goodwill and other intangibles	(403,907)	-
Net Cash (Used In) Investing Activities	(1,179,008)	(264,140)

Cash Flows from Financing Activities:
Principal payments on long term debt	(56,259)	(26,270)
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	5,250,063	1,616,847
Net Cash Provided by Financing Activities	5,193,804	1,590,577

Net Increase (Decrease) in Cash and Cash Equivalents	608,621	(92,773)

Cash and Cash Equivalents at Beginning of Period	606,644	699,417

Cash and Cash Equivalents at End of Period	$1,215,265	$606,644

Supplemental Information:
Common stock and warrants issued for prepaid services	416,886	-
Acquisition of vehicles with debt financing	84,968	-
Insurance premium financing	30,366	-
Interest paid during the period	$15,339	$5,251
Taxes paid during the period	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration Corp is engaged in the business of operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GGen Distribution Corp and GrowGeneration Management Corp. The company commenced operations with the purchase of 4 retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company, currently owns and operates a total of 15 stores (13 stores as of December 31, 2017) and is actively engaged in seeking to acquire additional hydroponic retail stores.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

The consolidated financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

Segment Reporting

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

Revenue Recognition

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Vendor Allowances

Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases.

Volume rebates earned are initially recorded as a reduction in Merchandise Inventories and a subsequent reduction in Cost of Sales when the related product is sold.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents are carried at fair market value and consist primarily of money market funds.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at year-end. Based on the Company's assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At December 31, 2017 and 2016, the Company established an allowance for doubtful accounts of $97,829 and $47,829, respectively.

Inventory

Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (first-in, first-out method) or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are carried at cost. Leasehold Improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. Renewals and betterment that materially extend the life of the asset are capitalized. Expenditures for maintenance and repairs are charged against operations. Depreciation of property and equipment is provided on the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Estimated Lives
Vehicle	5 years
Furniture and fixtures	5-7 years
Computers and equipment	3-5 years
Leasehold improvements	10 years

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2017 and 2016 amounted to $264,632 and $107,744, respectively.

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2017 and 2016, the Company had $750,141 and $8,332, respectively, in excess of the FDIC insurance limit. The Company generally does not require collateral from its customers, but its credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. The Company maintains allowance for potential credit losses.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets. The Company accounts for goodwill in accordance with the provisions of FASB Accounting Standards Update (ASU) 2014-02, Intangibles – Goodwill and Other (Topic 350) Accounting for Goodwill. In accordance with FASB ASC Topic 350 for Intangibles – Goodwill and Other, goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, the first step of the two-step quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The carrying value of goodwill is tested for impairment annually or more frequently if circumstances indicate that impairment may have occurred.

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

Stock Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as an expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

4.	PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 consists of the following:

	December 31,
	2017	2016
Vehicle	$243,264	$102,014
Leasehold improvements	181,724	131,411
Furniture, fixtures and equipment	1,057,902	389.396
	1,482,890	622,821
Accumulated depreciation	(223,407)	(72,967

Property and equipment, net	$1,259,483	$549,854

Depreciation expense was $150,440 and $52,962 for the years ended December 31, 2017 and 2016, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

5.	INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended December 31, 2017 and 2016 consists of the following:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Income Tax Expense (benefit)
Current federal tax expense
Federal	$-0-	$-0-
State	-0-	-0-
Deferred tax (benefit)
Federal	$-0-	$-0-
State	-0-	-0-
Total	$-0-	$-0-

The consolidated provision for income taxes for the years ended December 31, 2017 and 2016 differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Expected federal tax provision (benefit) at 35% rate	$(831,200)	$(150,900)
Surtax exemption	23,700	21,600
Meals and entertainment	12,700	6,400
Valuation allowance	(43,300)	(20,000
State income tax	838,100	142,900
Total income tax	$-	$-

Effective tax rate	0.0%	0.0%

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

5.	INCOME TAXES (Continued)

A summary of deferred tax assets and liabilities as of December 31, 2017 and 2016 is as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Deferred tax assets:
Reserve for inventory obsolescence	$41,700	$15,900
Reserve for bad debt	34,200	16,600
Stock option compensation	273,500	172,800
Federal tax loss carryforward	1,058,000	258,200
State tax loss carryforward	201,000	39,900
Less valuation allowance	(1,398,400)	(398,700)

Total Deferred Tax Asset	$210,000	$104,700

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Deferred tax liabilities:
Accumulated depreciation and amortization	$(210,000)	$(104,700)
Total deferred tax liabilities	(210,000)	(104,700)

NET DEFERRED TAX	$-0-	$-0-

As of December 31, 2017, the Company had approximately $2.5 federal and state net operating loss carryforwards, which results in a Federal and State deferred tax asset of approximately $1.3 million, expiring in 2034 through 2038.

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

On the basis of this evaluation, as of December 31, 2017, a valuation allowance of approximately $1.4 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

6.	LONG-TERM DEBT

Long-term debt is as follows:

	December 31,	December 31,
	2017	2016
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $1,889.59 beginning May 2017 through June 2022, secured by vehicles with a book value of $128,800	$79,479	$-

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	11,781	18,133

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	18,641	24,559

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	10,916	22,477

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	3,427	-
	$124,244	$65,169
Less Current Maturities	(41,707)	(23,443)
Total Long-Term Debt	$82,537	$41,726

Debt maturities as of December 31, 2017 are as follows:
2018	$42,201
2019	27,693
2020	24,785
2020	21,715
2021	7,850
$124,244

Interest expense for the years ended December 31, 2017 and 2016 was $15,339 and $5,251, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS

On March 6, 2014, the Company’s Board of Directors (the “Board”) approved the 2014 Equity Incentive Plan (“2014 Plan) pursuant to which the Company may grant incentive, non-statutory options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock or cash awards to employees, nonemployee members of our Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Awards under this plan are made by the Board or a committee designated by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. However, no option shall have a term in excess of 5 years from the date of grant.

2017
Total Shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, December 31 2017	(2,083,500)
Total options exercised under 2014 Plan	(50,000)
Total shares issued pursuant to the 2014 Plan	(331,500)
Awards available for issuance under the 2014 Plan, December 31, 2017	35,000

	2017	2016
Expected volatility	73.28% -96.92%	141.26%
Expected dividends	None	None
Expected term	2.5 years	3 years
Risk-free rate	1.64%-1.70%	2.0%

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2016	1,862,000	$.60	3 years	$.07
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2016	1,862,000	.60	2.26 years	$.07
Vested and exercisable at December 31 2016	1,862,000	$.60	2.26 years	$.07

Outstanding at January 1, 2017	1,862,000	$.62
Granted	306,500	$1.85		$.91
Exercised	(50,000)	$.60		$.07
Forfeited or expired	(35,000)	$.60		$.07
Outstanding at December 31, 2017	2,083,500	$.78	1.74 years	$.20
Vested and exercisable at December 31, 2017	1,926,832	$.70	1.59 years

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS (Continued)

Share-based payment expense to officers, directors and employees and the years ended December 31, 2017 and 2016 was $730,464 and $184,333, respectively.

Expense related to issuance of shares, options and warrants to consultants for the years ended December 31, 2017 and 2016 was $347,468 and $35,000, respectively.

8.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2017 is as follows:

		Weighted Average
		Exercise Price
Outstanding January 1, 2016	2,607,801	$.70
Granted/issued	2,635,000	.70
Exercised	(1,357,072)	.70
Forfeited	-0-	-0-
Outstanding December 31, 2016	3,885,729	$.70
Granted/issued	2,475,000	$2.55
Exercised	(2,755,001)	$.70
Forfeited	-
Outstanding December 31, 2017	3,605,728	$1.84

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes it to issue 100,000,000 shares of common stock, par value $0.001 per share.

As of December 31, 2017and 2016, there were 16,846,835 and 11,742,834 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2017, the Company sold 1,825,000 shares of common stock for net proceeds of $3,291,565.

During the year ended December 31, 2017, the Company issued 2,755,001 shares of common stock upon exercise of 2,755,001 warrants resulting in proceeds to the Company of $1,928,502.

During the year ended December 31, 2017, the Company issued 50,000 shares of common stock upon exercise of 50,000 options resulting in proceeds of $30,000

During the year ended December 31, 2017, the Company issued 194,000 shares of common stock to employees valued at $433,379. The Company also issued 280,000 shares of common stock to consultants valued at $427,000.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

10.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be antidilutive. For all years presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective years. Accordingly, basic shares equal diluted shares for all years presented.

Potentially dilutive securities were comprised of the following:

	December 31, 2017	December 31, 2016

Warrants	3,605,728	3,885,729
Options	2,083,500	1,870,000
Total	5,689,228	5,755,729

11.	LEASE COMMITMENTS

The Company leases its store facilities under operating leases ranging from $900 to $5,600 per month. The following is a schedule of future minimum rental payments required under the terms of the operating leases as of December 31, 2017:

Year Ending December 31	Amount
2018	$710,485
2019	673,449
2020	541,580
2021	448,886
Thereafter	100,920
$2,475,320

Rent expense under all operating leases for the year ended December 31, 2017 and 2016 was $641,408 and $306.115, respectively.

12.	VENDOR CONCENTRATIONS

As of December 31, 2017, two suppliers represent 61% of our purchases. Although the Company expects to maintain relationships with these vendors, the loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

13.	ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisitions noted below, the Company used the income approach to determine the fair value of the customer relationships, the relief from royalty method to determine the fair value of trademarks and the comparison of economic income using the with/without approach to determine the fair value of non-compete agreements. The Company used Level 3 inputs to determine the fair value of all these intangible assets.

On February 8, 2017, through its wholly-owned subsidiary, GrowGeneration California Corp. (“GrowGeneration California”), the Company purchased certain assets of Sonoma Hydro, a retail hydroponic and garden supply business located in Santa Rosa, CA.

The assets purchased included inventories, fixed assets, tangible personal property, intangible personal property, receivables and a customer list. In addition to the cash consideration for the purchase of such assets, GrowGeneration California also agreed to make certain cash payments and 25,000 shares of common stock of the Company to the Seller contingent on the achievement of revenue goals by the Business in 2017, 2018 and 2019.

The total purchase price including contingent purchase obligation earned by the seller was $641,589. The purchase price was allocated as follows:

Inventory	$272,089
Furniture and equipment	50,000
Goodwill	319,500
Total	$641,589

14.	GAIN ON SETTLEMENTS

For the year ended December 31, 2017, the Company recorded $322,058 in settlements which were comprised of two events.

In 2017, a fire in northern California resulted in our Santa Rosa store being closed for approximately 10 days. In addition to the loss of revenue, the contents of the store were damaged due to smoke from the fire. The Company had insurance coverage for both the contents of the store and business interruption. The settlement with our insurance carrier was $126,278.

In 2017, the Company entered into an asset purchase agreement to acquire the assets of an entity in California. One of the non-executing shareholders of the seller had various objections to the acquisition and asserted certain rights, claims and demands. The Company became aware that a third party was also interested in acquiring the target entity. The Company entered into an agreement to assign all its rights, title and interest in its asset purchase agreement to the third part in exchange for a payment of $75,000 and inventory from the third party valued at approximately $140,000, resulting in a gain on the settlement of approximately $195,000 after deducting costs of approximately $20,000.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

15.	SUBSEQUENT EVENTS

On January 12, 2018, the Company completed a private placement of a total of 36 units (the “Units”) of the Company’s securities at the price of $250,000 per Unit pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. Each Unit consists of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of the Company’s common stock, at a price of $.01 per share or through cashless exercise. The Offering was originally effected on a 10 Units Minimum ($2,500,000)/30 Units Maximum ($7,500,000) basis, with an oversubscription allowance for an additional 4 Units ($1,000,000). The Company subsequently increased the Offering Maximum to a total of 36 Units or $9,000,000 based upon demand, inclusive of the oversubscription allowance and 4 Unit increase. The Company raised gross proceeds of $9,000,000 from 23 accredited investors in the private placement.

On December 22, 2017, the Company entered into an asset purchase agreement to purchase all of the assets of a retail hydroponic store, East Coast Hydroponic Warehouse, located in Warwick, RI. The closing of the asset purchase took place on January 23, 2018.

The assets subject to the sale under the asset purchase agreement included inventories, fixed assets, tangible personal property, intangible personal property and contracts. The Company paid the sellers a total of $1,800,000, of which $1.2 million was in cash and $600,000 in a note payable, and 300,000 shares of common stock of the Company, valued at $552,000 as consideration for the assets.

On October 25, 2017, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration California Corp., to purchase all of the assets of a retail hydroponic store, Humboldt Depot, located in Arcata, CA. The closing of the asset purchase took place on January 30, 2018.

The assets subject to the sale under the asset purchase agreement included inventories, fixed assets, tangible personal property, intangible personal property and contracts. The Company paid the sellers $895,000 and 100,000 shares of common stock of the Company, valued at $184,000, as consideration for the assets purchased.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2017 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

In making the assessments on the effectiveness of our internal controls over financial reporting as of December 31, 2017, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal controls over financial reporting as of December 31, 2017.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of the Company hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Name	Age	Position
Darren Lampert	57	Chief Executive Officer and Director
Michael Salaman	55	President and Director
Monty Lamirato	62	Chief Financial Officer and Secretary
Joe Prinzivalli	37	Chief Operating Officer
Stephen Aiello	57	Director
Peter Rosenberg	55	Director
Sean Stiefel	30	Director

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

Michael Salaman has been our President and a Director since our inception. Mr. Salaman served as the Chairman of Skinny Nutritional Corp. since January 2002 and as Chief Executive Officer and President of Skinny Nutritional Corp. since June 2010. He also served as Chief Executive Officer of Skinny Nutritional Corp. Skinny Nutritional Corp. filed for Chapter 11 Bankruptcy protection in 2013 and the assets were sold to a private equity firm in March 2014. Mr. Salaman has over 20 years’ experience in the area of start-ups, new product development, distribution and marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started a Digital Media company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of that entity and directed its operations as a marketing and distribution company and in 2005 focused its efforts in the enhanced water business. Mr. Salaman received a Bachelor of Business Administration degree in business from Temple University in 1986.

Monty Lamirato joined the Company as Chief Financial Officer and Secretary in May 2017. From March 2009 to just prior to joining GrowGen, Mr. Lamirato worked as an independent consultant providing chief financial officer and financial reporting consulting services to companies of various sizes in a variety of industries. In this capacity, he prepared and reviewed SEC filings and GAAP-compliant financial statements, provided technical accounting assistance, designed and developed inventory and logistics systems for inventory management, developed scalable accounting and reporting systems, internal accounting controls and annual budgets and evaluated short-term investment alternatives for idle cash. From March 2013 until November 2016, Mr. Lamirato served as Chief Financial Officer of Strategic Environmental & Energy Resources, Inc., a publicly traded holding company that provides a wide range of environmental, renewable fuels and industrial waste stream management services, where he was responsible for all SEC filings, prepared all GAAP and SEC compliant financial statements and developed financial and operating metrics and other key performance indicators for evaluation of business results by management. Mr. Lamirato has also served as Chief Financial Officer and Treasurer of ARC Group Worldwide, Inc. from June 2001 to March 2009, Vice President of Finance at GS2.net, LLC from November 2000 to May 2001, and also Vice President of Finance for PlanetOutdoors.com, Inc. from June 1999 to October 2000. He began his career as an audit staff member with Coopers & Lybrand in 1977, where he remained until he served as an Audit Manager and Audit Partner with Mitchell Finley and Company, P.C. from 1986 to 1993. Mr. Lamirato received a Bachelor of Science, cum laude, from Regis College in Denver and is a Certified Public Accountant.

Joe Prinzivalli has been our Chief Operating Office since April 2017. Prior to joining the Company, Mr. Prinzivalli spent 6 years with a Colorado based hydroponic retail company, Way to Grow. He identified the need for, and implemented, all distribution operations for Way to Grow. As Inventory Manager, from July 2014 to December 2016, Mr. Prinzivalli was responsible for overseeing the movement and integrity of all Way To Grow physical inventories, managed analytical/reporting functions, and implemented standard operating procedures across all company functions.

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

Peter Rosenberg has been a Director of the Company since July 2017. He has 28 years of experience in the financial services industry, specifically in leveraged finance, capital markets, strategic advisory, private equity and asset management. Throughout his career, he has executed capital raising, mergers and acquisitions, and restructuring transactions. Mr. Rosenberg was previously with Duff & Phelps as a Managing Director in the Consumer and Retail Merger and Acquisitions Group. Prior to Duff & Phelps, Mr. Rosenberg was a Managing Director with Wells Fargo Securities, where he was responsible for sourcing and executing financing and mergers and acquisitions transactions for independent and financial sponsor-backed middle market companies. Previously, Mr. Rosenberg established and managed the San Francisco office for Barrington Associates, a boutique mergers and acquisitions advisory firm. At Barrington, he completed divestiture and recapitalization transactions in the consumer, retail, industrial and business services sectors and was responsible for coverage of middle market private equity firms. Prior to Barrington, Mr. Rosenberg was a Director at Salomon Smith Barney, focusing on corporate finance and mergers and acquisitions transactions for West Coast consumer product, specialty retail, financial services and industrial companies. Mr. Rosenberg has also held positions at Richard C. Blum & Associates (now BLUM Capital) and Comann, Howard & Flamen. He graduated magna cum laude from the University of Colorado with a B.S. degree in Business and Administration and was a member of the Beta Gamma Sigma academic honor society. Mr. Rosenberg holds Series 7, 24, and 63 securities industry registrations.

Sean Stiefel has been a Director of the Company since January 2018. Mr. Stiefel founded Navy Capital LLC in 2014, where he is currently a Portfolio Manager and is responsible for all aspects of stock selection, investment due diligence and portfolio construction. Mr. Stiefel launched the Navy Capital Green Fund, LP in 2017 as a global public equity focused cannabis dedicated fund. Navy Capital has been involved in cannabis related investing since early 2016. Prior to founding Navy Capital, Mr. Stiefel was a research analyst and trader for Northwoods Capital Management Partners, a global equity fund with a fundamental value and special situations investment strategy. Mr. Stiefel had previously served as an associate within an equity long/short fund at Millennium Partners, and he began his career as an equities trading analyst for Barclays Capital. He is a graduate of the University of Southern California’s Marshall school of Business.

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

Board Committees

The Company currently maintains a board of directors that is composed of a majority of “independent” directors.

The Company has an audit committee, which is comprised of Darren Lampert (Chairman), Steven Aiello and Peter Rosenberg.  The Board has determined that Messrs. Aiello and Rosenberg are independent directors.

The Company does not expect to appoint nominating committee and/or compensation committee, or to adopt charters relative to each such committees at this time.

Code of Business Conduct and Ethics

The Company has not adopted a Code of Business Conduct and Ethics. The Company has adopted an Insider Trading Policy which sets forth the procedure regarding trading by insiders in securities of the Company.

Limitation of Directors Liability and Indemnification

The Colorado Business Corporations Act authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties.

Bylaws of the Company provide that the Company will indemnify its directors and officers who, by reason of the fact that he or she is one of the Company’s officers or directors, is involved in a legal proceeding of any nature.

The Company has purchased director and officer liability insurance to cover certain liabilities its directors and officers may incur in connection with their services to the Company.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Indemnification Agreements

The employment agreements the Company entered into with each of its current executive officers provides for indemnification to the fullest extent permitted by applicable law for the executive officers against all debts, judgments, costs, charges or expenses whatsoever incurred or sustained by an executive officer in connection with any action, suit or proceeding to which the executive officer may be made a party by reason of his being or having been an officer of the Company, or because of actions taken by the executive officer which were believed by the executive officer to be in the best interests of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the three most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of the Record Date for services rendered in all capacities to us for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Stock Based Awards ($)(4)	All Other Compensation ($)	Total ($)
Darren Lampert	2017	164,600	31,900	233,800	-	-	429,700
Chief Executive Officer	2016	120,000	-	-	-	-	120,000

Michael Salaman	2017	164,600	31,900	233,800	-	-	429,700
President and Secretary	2016	120,000	-	-	-	-	120,000

Joe Prinzivalli (1)	2017	75,900	10,000	-	303,000	-	388,900
Chief Operating Officer	2016	-	-	-	-	-	-

Monty Lamirato (2)	2017	93,800	-	156,200	276,000	-	526,000
Chief Financial Officer and Secretary	2016	-	-	-	-	-	-

(1)	As of April 10, 2017, Joe Prinzivalli started to provide his services to the Company as Chief Operating Officer.
(2)	As of May 15, 2017, Monty Lamirato started to provide his services to the Company as Chief Financial Officer and Secretary.
(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2017 as computed in accordance with FASB ASC Topic 718.
(4)	The amounts in the Stock Based Awards column reflect the aggregated grant date fair value of awards granted during 2017 as computed in accordance with FASB ASC Topic 718.

Employment and Consulting Agreements

On September 22, 2017, the Company entered into employment agreements with Darren Lampert, Chief Executive Officer, and Michael Salaman, President, who have each agreed to devote their full time and attention to the Company’s business and each receive compensation of $175,000 per annum for their full-time employment. In addition, commencing with the year ending December 31, 2017, each of Mr. Lampert and Mr. Salaman is eligible for a cash bonus payment equal to 0.5% multiplied by the difference between revenue in each fiscal year less $7,980,471, and is granted up to 300,000 options to purchase shares of Common Stock of the Company, of which 30,750 have been granted as of the date of their respective agreements.

On May 15, 2017, the Company entered into a three-year executive employment agreement with Monty Lamirato as Chief Financial Officer and Secretary, pursuant to which the Company agreed to pay Mr. Lamirato a salary of $150,000 per annum for the first year, $162,500 for the second year and $175,000 for the third year. The Company also agreed to issue to Mr. Lamirato 25,000 shares of Common Stock and 50,000 stock options as of July 10, 2017, May 15, 2018 and May 15, 2019, respectively.

In February 2015, the Company entered into a three-year executive employment agreement with Jason Dawson, our former Chief Operating Officer, pursuant to which the Company paid Mr. Dawson compensation of $84,000 per annum, subject to a 10% increase each January 1 during the term of the agreement. Mr. Dawson was also entitled to receive 100,000 common shares per year, on each of the anniversary dates of his employment agreement. Mr. Dawson’s employment with the Company as Chief Operating Officer terminated as of April 10, 2017. On the Same day, the Company and Mr. Dawson entered into a consulting agreement, pursuant to which Mr. Dawson agreed to provide consulting services to the Company as an independent contractor, up to 20 hours per week, for a period of six months. The Company also agreed to pay Mr. Dawson an hourly fee of $60 and issue 50,000 shares of Common Stock to Mr. Dawson as of the date of the agreement.

On January 1, 2017, the Company entered into an employment agreement with Joe Prinzivalli, pursuant to which Mr. Prinzivalli agreed to provide his services to the Company as Inventory Controller, and, as a part of the consideration for his services, among other compensations, the Company agreed to grant him 10,000 options upon signing of the agreement. The 10,000 options were deemed issued as of July 10, 2017 when the Company filed a Registration Statement on Form S-8 registering the shares of Common Stock issuable under its 2014 Plan. On April 10, 2017, the Company entered into a three-year executive employment agreement with Mr. Prinzivalli (which replaced the previous agreement), pursuant to which Mr. Prinzivalli agreed to provide his services to the Company as Chief Operating Officer. The Company agreed to pay Mr. Prinzivalli a salary of $100,000 per annum with a 10% annual raise and issue to Mr. Prinzivalli 50,000 shares of Common Stock as of the date of the agreement, 50,000 shares as of December 31, 2017 and 50,000 shares as of December 31, 2018.

Additionally, each member of Management may receive a year-end cash bonus and options as determined by the Board of Directors.

On January 30, 2018, the Company entered into a six-month Advisor Agreement with Brian Tantalo, pursuant to which the Company agreed to pay Mr. Tantalo $6,000 per month and one-year warrants to purchase 250,000 shares of Common Stock at the price of $5.75 per share.

On November 7, 2017, the Company entered into a two-year Advisor Agreement with Kevin McGrath, pursuant to which the Company agreed to issue to Mr. McGrath 150,000 shares of Common Stock, with 50,000 shares vested as of the date of the agreement, 50,000 shares to vest as of November 7, 2018 and 50,000 shares to vest as of November 7, 2019.

On April 3, 2017, the Company entered into a three-year Consulting Agreement with Merida Capital Partners, LP, pursuant to which the Company agreed to pay Merida Capital a cash fee of $60,000 per annum, payable quarterly, 80,000 shares of Common Stock, and five-year warrants to purchase 150,000 shares of Common Stock at the price of $2.75 per share.

Outstanding Equity Awards

The following table summarizes, for each of the named executive officers, the number of shares of Common Stock underlying outstanding stock options held as of December 31, 2017.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)[1]	Option expiration date
Darren Lampert	650,000	0	$.66/$.60	March 16, 2019 as to 400,000 options and May 12, 2019 as to 250,000 options
Darren Lampert	30,750	0	$1.80	September 21, 2022
Michael Salaman	400,000	0	$.66/$.60	March 6, 2019
Michael Salaman	30,750	0	$1.80	September 21, 2022
Monty Lamirato [2]	150,000	0	$1.90	May 15, 2022
Joe Prinzivalli [3]	10,000	0	$1.90	January 1, 2022

1 The first $100,000 of options granted to each person may be deemed to be incentive stock options and are exercisable at a price of $.66 per share. The balance of the options owned by such persons may be deemed to be non-qualified options and are exercisable at a price of $.60 per share.

2 Monty Lamirato started serving as the Company’s Chief Financial Officer and Secretary as of May 15, 2017. The vesting schedule of his 150,000 stock options is as follows: 50,000 stock options as of July 10, 2017, 50,000 stock options as of May 15, 2018 and 50,000 stock options as of May 15, 2019.

3 Joe Prinzivalli started serving as the Company’s Chief Operating Officer as of April 10, 2017. All 10,000 stock options granted to Mr. Prinzivalli vested as of July 10, 2017.

2014 Equity Compensation Plan

On March 6, 2014, the Board of the Company adopted an Equity Compensation Plan (the “2014 Plan”). The 2014 Plan was approved by the shareholders on March 6, 2014.

The general purpose of the 2014 Plan is to provide an incentive to our employees, directors, consultants and advisors by enabling them to share in the future growth of our business. Our Board believes that the granting of stock options, restricted stock awards, unrestricted stock awards and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of our Company by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

The Board believes that the 2014 Plan will advance our interests by enhancing our ability to (a) attract and retain employees, consultants, directors and advisors who are in a position to make significant contributions to our success; (b) reward our employees, consultants, directors and advisors for these contributions; and (c) encourage employees, consultants, directors and advisors to take into account our long-term interests through ownership of our shares.

Description of the 2014 Equity Incentive Plan

The following description of the principal terms of the 2014 Plan is a summary and is qualified in its entirety by the full text of the 2014 Plan, which was attached as Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on November 9, 2015.

Administration. The 2014 Plan will be administered by our Board. Our Board may grant options to purchase shares of our Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of our Common Stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2014 Plan and amend or modify outstanding options, grants and awards. The Board may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2014 Plan. No options, stock purchase rights or awards may be made under the Plan on or after the ten year anniversary of the adoption of the 2014 Plan by our Board, but the 2014 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2014 Plan.

Eligibility. Persons eligible to receive options, stock appreciation rights or other awards under the 2014 Plan are those employees, consultants, advisors and directors of our Company and our subsidiaries who, in the opinion of the Board, are in a position to contribute to our success.

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

Terms and Conditions of Options. Options granted under the 2014 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 204 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder).

If on the date of grant the Common Stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value shall generally be the closing sale price on the last trading day before the date of grant. If no such prices are available, the fair market value shall be determined in good faith by the Board based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant. Options granted under the 2014 Plan will be exercisable at such time or times as the Board prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000. The Board may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our Common Stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid (a) in cash or by certified bank check, (b) through delivery of shares of our Common Stock having a fair market value equal to the purchase price, or (c) a combination of these methods. The Board is also authorized to establish a cashless exercise program and to permit the exercise price (or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Board may permit the holder of an option, stock appreciation right or other award to transfer the option, right or other award to immediate family members or a family trust for estate planning purposes. The Board will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Board may grant stock appreciation rights independent of or in connection with an option. The Board will determine the other terms applicable to stock appreciation rights. The exercise price per share of a stock appreciation right will be determined by the Board, but will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant, as determined by the Board. The maximum term of any SAR granted under the 2014 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our Common Stock over the exercise price, multiplied by

●	the number of shares of Common Stock covered by the stock appreciation right.

Payment may be made in shares of our Common Stock, in cash, or partly in Common Stock and partly in cash, all as determined by the Board.

Restricted Stock and Restricted Stock Units. The Board may award restricted Common Stock and/or restricted stock units under the 2014 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our Common Stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Board. The Board will determine the restrictions and conditions applicable to each award of restricted stock or restricted stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Board. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Board determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Board may award performance shares and/or performance units under the 2014 Plan. Performance shares and performance units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Board. The Board will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Effect of Certain Corporate Transactions. The Board may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2014 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Board. The Board may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our Common Stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our Common Stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our Common Stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Board deems necessary or appropriate.

Amendment, Termination. The Board may amend the terms of awards in any manner not inconsistent with the 2014 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. In addition, our board of directors may at any time amend, suspend, or terminate the 2014 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant and (ii) to the extent necessary to comply with any applicable law or stock exchange rule, the 2014 Plan requires us to obtain stockholder consent. Stockholder approval is required for any plan amendment that increases the number of shares of Common Stock available for issuance under the 2014 Plan or changes the persons or classes of persons eligible to receive awards.

Tax Withholding

As and when appropriate, the Company has the right to require each optionee purchasing shares of Common Stock and each grantee receiving an award of shares of Common Stock under the 2014 Plan to pay any federal, state or local taxes required by law to be withheld.

Option Grants and Stock Awards

The grant of options and other awards under the 2014 Plan is discretionary, and the Company cannot determine now the specific number or type of options or awards to be granted in the future to any particular person or group.

2018 Equity Compensation Plan

On January 7, 2018, the Board adopted the 2018 Equity Compensation Plan (the “2018 Plan”). The Company plans to obtain shareholder approval on the 2018 Plan in its upcoming annual shareholders’ meeting for the year ended December 31, 2017.

The general purpose of the 2018 Plan is to provide an incentive to the Company’s employees, directors, consultants and advisors by enabling them to share in the future growth of the Company’s business. The Board believes that the granting of stock options, restricted stock awards, unrestricted stock awards and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out its long range plans and securing its growth and financial success.

The Board believes that the 2018 Plan will advance the Company’s interests by enhancing its ability to (a) attract and retain employees, consultants, directors and advisors who are in a position to make significant contributions to the Company’s success; (b) reward the Company’s employees, consultants, directors and advisors for these contributions; and (c) encourage employees, consultants, directors and advisors to take into account the Company’s long-term interests through ownership of its shares.

Description of the 2018 Equity Incentive Plan

The following description of the principal terms of the 2018 Plan is a summary and is qualified in its entirety by the full text of the 2018 Plan, which is filed as an exhibit to this report.

Administration. The 2018 Plan will be administered by our Board. Our Board may grant options to purchase shares of our Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of our Common Stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards. The Board may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2018 Plan. No options, stock purchase rights or awards may be made under the Plan on or after the ten year anniversary of the adoption of the 2018 Plan by our Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan.

Eligibility. Persons eligible to receive options, stock appreciation rights or other awards under the 2018 Plan are those employees, consultants, advisors and directors of our Company and our subsidiaries who, in the opinion of the Board, are in a position to contribute to our success.

Shares Subject to the 2018 Plan. The aggregate number of shares of Common Stock available for issuance in connection with options and awards granted under the 2018 Plan is 2,500,000, subject to customary adjustments for stock splits, stock dividends or similar transactions. Incentive Stock Options may be granted under the 2018 Plan with respect to all of those shares. If any option or stock appreciation right granted under the 2018 Plan terminates without having been exercised in full or if any award is forfeited, or if shares of Common Stock are withheld to cover withholding taxes on options or other awards, the number of shares of Common Stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2018 Plan. No employee, consultant, advisor or director may receive options or stock appreciation rights relating to more than 1,000,000 shares of our Common Stock in the aggregate in any calendar year.

Terms and Conditions of Options. Options granted under the 2018 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Code or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 204 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder).

If on the date of grant the Common Stock is listed on a stock exchange or is quoted on the automated quotation system of Nasdaq, the fair market value shall generally be the closing sale price on the last trading day before the date of grant. If no such prices are available, the fair market value shall be determined in good faith by the Board based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant. Options granted under the 2018 Plan will be exercisable at such time or times as the Board prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000. The Board may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our Common Stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid (a) in cash or by certified bank check, (b) through delivery of shares of our Common Stock having a fair market value equal to the purchase price, or (c) a combination of these methods. The Board is also authorized to establish a cashless exercise program and to permit the exercise price (or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Board may permit the holder of an option, stock appreciation right or other award to transfer the option, right or other award to immediate family members or a family trust for estate planning purposes. The Board will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Board may grant stock appreciation rights independent of or in connection with an option. The Board will determine the other terms applicable to stock appreciation rights. The exercise price per share of a stock appreciation right will be determined by the Board, but will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant, as determined by the Board. The maximum term of any SAR granted under the 2018 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our Common Stock over the exercise price, multiplied by

●	the number of shares of Common Stock covered by the stock appreciation right.

Payment may be made in shares of our Common Stock, in cash, or partly in Common Stock and partly in cash, all as determined by the Board.

Restricted Stock and Restricted Stock Units. The Board may award restricted Common Stock and/or restricted stock units under the 2018 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our Common Stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Board. The Board will determine the restrictions and conditions applicable to each award of restricted stock or restricted stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Board. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Board determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Board may award performance shares and/or performance units under the 2018 Plan. Performance shares and performance units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Board. The Board will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Effect of Certain Corporate Transactions. The Board may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2018 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Board. The Board may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, restricted stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our Common Stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our Common Stock its exercise price exceeds the value of our Common Stock on the date of the change in control; or (g) make such other modifications, adjustments or amendments to outstanding awards as the Board deems necessary or appropriate.

Amendment, Termination. The Board may amend the terms of awards in any manner not inconsistent with the 2018 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. In addition, our board of directors may at any time amend, suspend, or terminate the 2018 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant and (ii) to the extent necessary to comply with any applicable law or stock exchange rule, the 2018 Plan requires us to obtain stockholder consent. Stockholder approval is required for any plan amendment that increases the number of shares of Common Stock available for issuance under the 2018 Plan or changes the persons or classes of persons eligible to receive awards.

Tax Withholding

As and when appropriate, the Company has the right to require each optionee purchasing shares of Common Stock and each grantee receiving an award of shares of Common Stock under the 2018 Plan to pay any federal, state or local taxes required by law to be withheld.

Option Grants and Stock Awards

The grant of options and other awards under the 2018 Plan is discretionary, and the Company cannot determine now the specific number or type of options or awards to be granted in the future to any particular person or group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth the number of shares of Common Stock beneficially owned as of March 27, 2018 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 19,332,120 shares of Common Stock outstanding as of March 27, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 27, 2018. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o GrowGeneration Corp., 1000 West Mississippi Avenue, Denver, CO 80223.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Michael Salaman, President and Director	2,130,750	[1]	10.78%
Darren Lampert, Chief Executive Officer and Director	2,130,750	[2]	10.65%
Joe Prinzivalli, Chief Operating Officer	112,500	[3]	*
Stephen Aiello, Director	314,583	[4]	1.62%
Monty Lamirato, Chief Financial Officer and Secretary	130,000	[5]	*
Peter Rosenberg, Director	16,666	[6]	*
Sean Stiefel, Director	16,666	[7]	*
All Officers and Directors (7 Persons)	4,851,915		23.44%

* Less than 1%

1 Includes i) 1,700,000 shares of Common Stock; and ii) 430,750 vested options issued under the 2014 Plan.

2 Includes i) 1,450,000 shares of Common Stock; and ii) 680,750 vested options issued under the 2014 Plan.

3 Includes i) 102,500 shares of Common Stock; and ii) 10,000 vested options issued under the 2014 Plan.

4 Includes i) 50,000 shares of Common Stock owned directly by Mr. Aiello; ii) 150,000 shares of Common Stock owned by Aiello Family Trust; iii) 58,333 vested options issued under the 2014 Plan; iv) 56,250 shares of Common Stock underlying warrants purchased in a private placement of the Company at $0.01 per share. Mr. Aiello also owns 8,333 options exercisable commencing September 22, 2018 and 8,334 options exercisable commencing September 22, 2019.

5 Includes i) 30,000 shares of Common Stock issued to Mr. Lamirato; and ii) 50,000 stock options and 50,000 stock options (out of a total of 150,000 stock options) vested as of July 10, 2017 and May 15, 2018, respectively. Mr. Lamirato also owns 50,000 options exercisable commencing May 15, 2019.

6 Includes 16,666 vested options issued under the 2014 Plan. Mr. Rosenberg also owns 16,667 options exercisable commencing September 22, 2018 and 16,667 options exercisable commencing September 22, 2019.

7 Includes 16,666 vested options issued under the 2014 Plan. Mr. Stiefel also owns 16,667 options exercisable commencing January 4, 2019 and 16,667 options exercisable commencing January 4, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unless described below, since March 5, 2014 (inception), there are no transactions or series of similar transactions to which the Company was a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of the Company’s directors, executive officers or holders of more than 5% of its capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Connolly Grady & Cha served as our independent registered public accounting firm for 2017 and 2016.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2017 and 2016.

	2017	2016
Audit Fees	$45,000	$35,000
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$7,500	$5,000
Total	$52,500	$40,000

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

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the entire Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

4.1	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

4.2	Form of Placement Agent Warrant issued to Cavu Securities LLC (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

4.3	Form of Warrant for private placement in March 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on March 16, 2017)

4.4	Form of Investor Warrant for second 2017 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 19, 2017)

4.5	Form of Placement Agent Warrant ($2.00 Per Share) for second 2017 private placement (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on May 19, 2017)

4.6	Form of Placement Agent Warrant ($2.75 Per Share) for second 2017 private placement (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on May 19, 2017)

4.7	Form of .1% Unsecured Convertible Promissory Note for private placement in January 2018 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on January 12, 2018)

4.8	Form of Warrant for private placement in January 2018 (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on January 12, 2018)

10.1	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	GrowGeneration Corp. 2018 Equity Incentive Plan (Filed herewith)

10.4	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2018 Equity Incentive Plan (Filed herewith)

10.5	Placement Agency Agreement, dated March 12, 2015, between of GrowGeneration Corp. and Cavu Securities LLC. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.6	Form of Subscription Agreement for 2014 private placement (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.7	Form of Subscription Agreement for first 2015 private placement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.8	Form of Subscription Agreement for second 2015 private placement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.9	Form of Subscription Agreement for 2016 private placement (Incorporated by reference to Exhibit 10.28 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.10	Form of Securities Purchase Agreement for first 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on March 16, 2017)

10.11	Form of Subscription Agreement for second 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 19, 2017)

10.12	Form of Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 12, 2018)

10.13	Form of Supplement to Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on January 12, 2018)

10.14	Employment Agreement, dated September 22, 2017, between of GrowGeneration Corp. and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on November 8, 2017)

10.15	Employment Agreement, dated September 22, 2017, between of GrowGeneration Corp. and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed on November 8, 2017)

10.16	Employment Agreement, dated April 10, 2017, between of GrowGeneration Corp. and Joe Prinzivalli (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 14, 2017)

10.17	Employment Agreement, dated May 15, 2017, between of GrowGeneration Corp. and Monty Lamirato (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K as filed on May 19, 2017)

10.18	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.19	Consulting Agreement with Merida Capital Partners, LP, dated April 3, 2017 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 5, 2017)

10.20	Separation and Release Agreement with Jason Dawson, dated April 10, 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on April 14, 2017)

10.21	Consulting Agreement with Jason Dawson, dated April 10, 2017 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on April 14, 2017)

10.22	Asset Purchase Agreement dated April 14, 2014 between GrowGeneration Pueblo Corp. and Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics) (Incorporated by reference to Exhibit 10.11 to the Amendment No. 2 to Registration Statement on Form S-1 as filed on June 15, 2016)

10.23	Inventory Purchase Agreement dated May 10, 2015 between Grow Generation Pueblo Corp. and Happy Grow Lucky, LLC (Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.24	Inventory Purchase Agreement dated April 10, 2015 between Grow Generation Pueblo Corp. and Green Growers Corp. (Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.25	Inventory Purchase Agreement dated October 28, 2015 between GrowGeneration California Corp. and Sweet Leaf Hydroponics, Inc. dba Mad Max Hydroponics (Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.26	Inventory Purchase Agreement dated November 28, 2015 between Grow Generation Pueblo Corp. and Greenhouse Tech Inc. (Incorporated by reference to Exhibit 10.27 to the Amendment No. 1 to Registration Statement on Form S-1 as filed on May 11, 2016)

10.27	Asset Purchase Agreement, dated February 1, 2017, by and among GrowGeneration Corp., GrowGeneration California Corp., and Morgan Pagenkopf (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 14, 2017)

10.28	Agreement to Purchase and Sell Assets, dated March 6, 2017, by and among GrowGeneration Corp., Seattle’s Hydro Spot LLC and David G. Iacovelli (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 22, 2017)

10.29	Consulting Agreement dated April 10, 2015 by and between GrowGeneration Corp. and Duane Nunez (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.30	Consulting Agreement dated May 10, 2015 by and between Grow Generation Pueblo Corp. and Lindsay Schmitt and Cody Schmitt (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.31	Consulting Agreement dated October 28, 2105 by and between GrowGeneration California Corp. and Troy Sowers (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 as filed on November 9, 2015)

21.1	List of Subsidiaries of GrowGeneration Corp. (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2018

GROWGENERATION CORP.

By:	/s/ Darren Lampert
Name: Darren Lampert
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Name: Monty Lamirato
Title: Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors GrowGeneration Corp., a Colorado corporation (the “Registrant”), do hereby constitute and appoint Darren Lampert and Monty Lamirato, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director	March 27, 2018
Darren Lampert	(Principal Executive Officer)

/s/ Monty Lamirato	Chief Financial Officer	March 27, 2018
Monty Lamirato	(Principal Financial and Accounting Officer)

/s/ Michael Salaman	President and Director	March 27, 2018
Michael Salaman

/s/ Stephen Aiello	Director	March 27, 2018
Stephen Aiello

/s/ Peter Rosenberg	Director	March 27, 2018
Peter Rosenberg

/s/ Sean Stiefel	Director	March 27, 2018
Sean Stiefel

