Form 10-Q
period 2018-03-31
GrowGeneration Corp.
filed 2018-05-15
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2018

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

As of May 15, 2018, there were 23,152,603 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	Unaudited
ASSETS
Current assets:
Cash	$8,762,663	$1,215,265
Accounts receivable, net of allowance for doubtful accounts of $97,829 at March 31, 2018 and December 31, 2017	745,116	653,568
Inventory	6,712,771	4,585,341
Prepaid expenses and other current assets	576,331	711,852
Total current assets	16,796,881	7,166,026

Property and equipment, net	1,297,621	1,259,483
Intangible assets, net	60,531	53,286
Goodwill	2,717,785	592,500
Other assets	165,650	183,113
TOTAL ASSETS	$21,038,468	$9,254,408

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,472,677	$1,067,857
Other accrued liabilities	507	70,029
Payroll and payroll tax liabilities	155,254	247,887
Customer deposits	456,388	92,350
Sales tax payable	113,396	73,220
Current portion of long term debt	315,271	41,707
Total current liabilities	2,513,493	1,593,050

Long-term convertible debt, net of debt discount and debt issuance costs	4,361,475	-
Long-term debt, net of current portion	319,459	82,537
Total liabilities	7,194,427	1,675,587

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 19,294,270 and 16,846,835 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	19,284	16,846
Additional paid-in capital	18,470,424	11,254,212
Accumulated deficit	(4,645,667)	(3,692,237)
Total stockholders’ equity	13,844,041	7,578,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,038,468	$9,254,408

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Month Ended March 31,
	2018	2017

Sales	$4,381,018	$2,583,925
Cost of sales	3,191,402	1,903,065
Gross profit	1,189,616	680,860

Operating expenses:
Store operations	892,858	541,902
General and administrative	363,778	187,153
Share based compensation	216,200	77,000
Depreciation and amortization	45,012	20,523
Salaries and related expenses	331,732	136,440
Total operating expenses	1,849,580	963,018

Loss from operations	(659,964)	(282,158)

Other income (expense):
Other income	31,807	-
Other expense	-	-
Amortization of debt discount	(317,255)	-
Interest expense	(8,018)	(1,151)
Total non-operating expense, net	(293,466)	(1,151)

Net loss	$(953,430)	$(283,309)

Net loss per shares, basic and diluted	$(.05)	$(.02)

Weighted average shares outstanding, basic and diluted	18,419,519	12,115,322

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(953,430)	$(283,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,011	20,522
Amortization of debt discount	317,255	-
Stock-based compensation expense	216,200	77,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(91,548)	(116,347)
Inventory	(2,127,430)	(943,002)
Prepaid expenses and other assets	54,103	(19,687)
Increase (decrease) in:
Accounts payable	335,298	300,960
Payroll and payroll tax liabilities	15,787	20,265
Customer deposits	364,038	(32,332)
Sales tax payable	40,176	18,942
Net cash used in operating activities	(1,784,540)	(956,988)
Cash flows from investing activities:
Purchase of furniture and equipment	(53,613)	(123,648)
Purchase of intangibles	(607,410)	(256,113)
Net cash used in investing activities	(661,023)	(379,761)
Cash flows from financing activities:
Principal payments on long term debt	(82,770)	(5,794)
Proceeds from issuance of convertible debt, net of expenses	8,915,573	-
Proceeds from the sale of common stock and exercise of warrants, net of expenses	1,160,158	2,060,120
Net cash provided by financing activities	9,992,961	2,054,326
Net increase in cash	7,547,398	717,577
Cash at the beginning of period	1,215,265	606,644
Cash at the end of period	$8,762,663	$1,324,221

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$8,018	$1,151
Common stock issued for accrued payroll	$108,420	-
Debt converted to equity	$632,353	-
Warrants issued for debt discount	$4,239,000	-
Acquisition of vehicles with debt financing	$29,256	$-
Assets acquired by issuance of common stock	$961,400	-
Acquisition of assets with seller financing	$564,000	-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration Corp is engaged in the business of operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Michigan Corp, GGen Distribution Corp and GrowGeneration Management Corp. The Company commenced operations with the purchase of four retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company, currently owns and operates a total of 16 stores and is actively engaged in seeking to acquire additional hydroponic retail stores.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on March 27, 2018 for the years ended December 31, 2017 and 2016.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Segment Reporting

Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various products sold are aggregated into one reportable operating segment as under guidance in the FASBASC Topic 280 for segment reporting.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAPs. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of March 31, 2018. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In May 2014, the FASB issued guidance creating the ASC Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one-year delay of the effective date. The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2018 and its adoption did not have a material impact on the consolidated financial statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

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

March 31, 2018

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

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

4.	PROPERTY AND EQUIPMENT

	March 31, 2018	December 31, 2017
Vehicles	$281,687	$243,264
Leasehold improvements	234,422	181,724
Furniture, fixtures and equipment	1,049,650	1,057,902
	1,565,759	1,482,890
(Accumulated depreciation)	(268,138)	(223,407)
Property and Equipment, net	$1,297,621	$1,259,483

Depreciation expense for the three months ended March 31, 2018 and 2017 was $44,732 and $20,523 respectively.

 GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

5.	LONG-TERM DEBT

	March 31,	December 31,
	2018	2017
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $1,889.59 beginning May 2017 through June 2022, secured by vehicles with a book value of $128,800	$76,319	$79,479

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	10,112	11,781

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	17,711	18,641

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	7,317	10,916

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	27	3,427

Notes payable issued in connection with seller financing of assets acquired, interest at 6%, payable in 24 installments of $24,996, due February 2020	523,244	-
	$634,730	$124,244
Less Current Maturities	(315,271)	(41,707)
Total Long-Term Debt	$319,459	$82,537

Interest expense for the three months ended March 31, 2018 and 2017 was $8,018 and $1,151, respectively.

6.	CONVERTIBLE DEBT

On January 12, 2018, the Company completed a private placement (the “Offering”) of a total of 36 units (the “Units”) of the Company’s securities at the price of $250,000 per Unit pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. Each Unit consisted of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000 (each, a “Note”), and (ii) a 3-year warrant (each, a “Warrant”) entitling the holder to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a price of $.01 per share or through cashless exercise.

The convertible debt has a maturity date of January 12, 2021 and the principal balance and any accrued interest is convertible by the holder at any time into common stock of the Company at conversion price of $3.00 a share the “Conversion Price”).  Principal due and interested accrued on the Note will automatically convert into shares of Common Stock, at the Conversion Price, if at any time during the term of the Notes, commencing twelve (12) months from the date of issuance, the Common Stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

6.	CONVERTIBLE DEBT, continued

In relation to this transaction, the Company recorded a debt discount of $4,239,000 related to the fair market value of warrants issued as noted above. The debt discount, which was based on an imputed interest rate, is being amortized on a straight-line basis over the life of the convertible debt.

	Three Months Ended March 31,
	2018	2017
Convertible debt	7,825,000	-
Remaining unamortized debt discount and debt issue costs	(3,463,525)	-
Convertible debt, net of debt discount and debt issue costs	$4,361,475	-

Amortization of debt discount for the three months ended March 31, 2018 was $317,225.

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Restricted shares issued		-
Shares based expense from issuance of common stock	$61,900	$77,000
Shares based expense from issuance of common stock options	$77,050	-
Subtotal shares issued for services and options issued	$138,950	$77,000
Warrants issued for services	77,250	-
Total non-cash compensation	$216,200	$77,000

On March 6, 2014, the Company’s Board of Directors (the “Board”) and majority stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of Common Stock which may be issued over the term of the 201 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. However, no option shall have a term in excess of 5 years from the date of grant.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

On January 7, 2018, the Board adopted the 2018 Equity Compensation Plan (the “2018 Plan”) and on April 20, 2018, the shareholders approved the 2018 Plan. The 2018 Plan will be administered by the Board. The Board may grant options to purchase shares of Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of Common Stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards.

The Board may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2018 Plan. No options, stock purchase rights or awards may be made under the 2018 Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by the Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Options granted under the 2018 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Code or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 2018 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder). No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant.

Options outstanding at March 31, 2018 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2017	2,622,000	$.99	2.35 years	$.32
Granted	105,000	$3.48		$1.89
Exercised	(118,333)	$.69		$.11
Forfeited or expired	(116,667)	$.77		$.17
Outstanding at March 31, 2018	2,492,000	$1.12	2.28 years	$.40
Options vested at March 31, 2018	1,863,998	$.82	1.56 years	$.20

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

8.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2018 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2017	3,605,728	$1.84

Granted	-	-
Exercised	(1,286,728)	$.84
Forfeited	-	-
Outstanding at March 31, 2018	2,319,000	$2.34

9.	STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of Common Stock. As of March 31, 2018, there were 19,284,270 shares of Common Stock outstanding.

2018 Equity Transactions

During the quarter ended March 31, 2018, the Company issued 1,446,433 shares of Common Stock upon exercise of common stock warrants.

During the quarter ended March 31, 2018, the Company issued 455,000 shares of Common Stock valued at approximately $941,000 in connection with assets acquired in business combinations.

During the quarter ended March 31, 2018, the Company issued 391,668 shares of Common Stock upon conversion of $1,175,000 in convertible debt at $3.00 per share.

During the quarter ended March 31, 2018, the Company issued 118,334 shares of Common Stock upon the exercise of common stock options.

During the quarter ended March 31, 2018, the Company issued 26,000 share of Common Stock, valued at approximately $108,000, for employee bonuses accrued at December 31, 2017.

2017 Equity Transactions

During the quarter ended March 31, 2017, the Company sold 825,000 shares of Common Stock in a private placement receiving net proceeds of $1,557,000.

During the quarter ended March 31, 2017, the Company issued 718,572 shares of Common Stock upon the exercise of common stock warrants receiving net proceeds of $503,000.

During the quarter ended March 31, 2017, the Company issued 100,000 shares of Common Stock, valued at $70,000, for services.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

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

Potentially dilutive securities were comprised of the following:

	Three months ended March 31,
	2018	2017
Stock purchase warrants	2,319,000	3,992,157
Convertible debt warrant	1,155,000	-
Options	2,492,000	1,872,000
	5,966,000	5,864,157

11.	ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The table below represents the allocation of the preliminary purchase price to the acquired net assets.

	Acquisition 1	Acquisition 2	Total
Inventory	$1,002,300	$389,800	$1,392,100
Prepaids and other current assets	30,200	-	30,200
Furniture and equipment	-	30,000	30,000
Goodwill	1,351,000	654,000	2,005,000
Total	$2,383,500	$1,073,800	$3,457,300

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2018

12.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to March 31, 2018 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On April 12, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) through its wholly-owned subsidiary, GrowGeneration Michigan Corp., with Superior Growers Supply, Inc. (the “Seller”), to purchase substantially all of the assets of the Seller’s business located in Michigan.

The assets subject to the sale under the Purchase Agreement included inventories, fixed assets, tangible personal property, intangible personal property and contracts. The Company agreed to pay the Seller approximately a total of $817,950 and 75,000 shares of Common Stock of the Company, valued at approximately $290,000, as consideration for the assets.

On May 9, 2018, the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consists of (i) 100,000 shares of the Company’s $.001 par value common stock and (ii) 50,000 3-year warrants, each entitling the holder to purchase one share of the Company’s common stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of sixteen (16) retail hydroponic/gardening stores, with six (6) located in the state of Colorado, three (3) in the state of California, three (3) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington and one (1) in the state of Rhode Island. Our plan is to open and operate hydroponic/gardening stores throughout the United States.

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

Our business commenced in May 2014 when we acquired the assets of Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics), which owned and operated four retail stores. The acquisition was completed on May 29, 2014, through our wholly-owned subsidiary, GrowGeneration Pueblo Corp., a Colorado corporation. The purchase price was $499,976, consisting of $243,000 in goodwill and $273,000 in inventory, $35,000 in fixed assets, $5,286 in accounts receivable and $1,320 in prepaid expenses offset by $57,275 in accounts payable and $355 in customer deposits. From February 2015 to the date of this report, the Company has acquired or opened 12 additional retail locations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2018 to March 31, 2017

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Variance
Net revenue	$4,381,018	$2,583,925	$1,797,093
Cost of goods sold	3,191,402	1,903,065	1,288,337
Gross profit	1,189,616	680,860	508,756
Operating expenses	1,849,580	963,018	886,562
Operating income (loss)	(659,964)	(282,158)	(377,806)
Other income (expense)	(293,466)	(1,151)	(292,315)
Net income (loss)	$(953,430)	$(283,309)	$(670,121)

Revenue

Net revenue for the three months ended March 31, 2018 increased approximately $1.8 million, or 70%, to approximately $4.4 million, compared to approximately $2.6 million for the three months ended March 31, 2017. The increase in revenues was not only due to an increase in same store sales, as noted below, but also due to the addition of four retail stores in 2017 for which there were no sales for the three months ended March 31, 2017 and the addition of two retail stores in January 2018 that had no sales for the three months ended March 31, 2017. Sales of the four stores opened after March 31, 2017 were approximately $563,000 for the three months ended March 31, 2018, compared to $0 for the three months ended March 31, 2017. Sales for the two stores acquired in January 2018 were approximately $1,262,000 for the three months ended March 31, 2018. The Company also had store closures in early 2017 that had sales of $112,330 for the three months ended March 31, 2017 and $0 for the three months ended March 31, 2018. While revenues in the Nevada and California markets have increased comparing 2018 to 2017, revenues in the Colorado market have declined comparing the three months ended March 31, 2018 to the same period in 2017. In the Colorado market, we are not seeing additional commercial grows as this market has matured and is going through a consolidation.

The Company had the same 9 stores opened for the entire three months ended March 31, 2018 and 2017. These same stores generated $2.6 million in sales for the three months ended March 31, 2018, compared to $2.5 million in sales for the same period ended March 31, 2017, an increase of 3.4%.

	9 Same Stores
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017	Variance
Net revenue	$2,556,599	$2,471,595	$85,004

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 increased approximately $1.3 million, or 68%, to approximately $3.2 million, as compared to $1.9 million for the three months ended March 31, 2017. The increase in cost of goods sold was due to the 70% increase in sales comparing the three months ended March 31, 2018 to the same period in 2017.

Gross profit was approximately $1.2 million for the three months ended March 31, 2018, compared to approximately $.68 million for the three months ended March 31, 2017, an increase of approximately $509,000 or 75%. Gross profit as a percentage of sales was 27.2% for the three months ended March 31, 2018, compared to 26.3% for the three months ended March 31, 2017. The slight increase in the gross profit percentage is due to more advantageous pricing with vendors do to our increasing purchasing power.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were $892,858 for the three months ended March 31, 2018 and $541,902 for the three months ended March 31, 2017, an increase of $350,956 or 65%. The increase in store operating costs was directly attributable to the 70% increase in sales and the addition of six (6) locations that were not open for any portion of the three months ended March 31, 2017. Of the six locations added since the first quarter of 2017, four (4) were added in 2017 and two (2) were added by acquisition in January 2018. Store operating costs as a percentage of sales were 20.4% for the three months ended March 31, 2018, compared to 21% for the three months ended March 31, 2017. Operating costs as a percentage of revenue are affected by seasonality. The first quarter and fourth quarter are generally lower revenue months due to the shorter growing season. While store operating costs were negatively impacted by the effects of seasonality they were positively affected by the acquisition of the two stores which have a lower percentage of operating costs to revenues due to their larger size. The net impact, as noted above, was lower store operating costs as a percentage of revenues. Corporate overhead was 21.8% of revenue for the three months ended March 31, 2018 and 16.3% for the three months ended March 31, 2017. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and related expenses and was $956,722 for the three months ended March 31, 2018, compared to $421,116 for the three months ended March 31, 2017. The increase in salaries and related expense from 2017 to 2018 was due primarily to the increase in corporate staff to support operations including, accounting and finance, purchasing, sales to increase our outside sales efforts. Corporate salaries and related costs as a percentage of sales were 7.6% for the three months ended March 31, 2018 compared to 5.3% for the three months ended March 31, 2017. General & administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were $363,778 for the three months ended March 31, 2018 and $187,153 for the three months ended March 31, 2017, with a majority of the increase related to advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue were 8.3% for the three months ended March 31, 2018, compared to 7.2% for the three months ended March 31, 2017. As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $261,212 for the three months ended March 31, 2018, compared to approximately $97,523 for the three months ended March 31, 2017. The increase in share-based compensation from $77,000 in 2017 to $216,200 in 2018 is due to an increase in 1) non-cash compensation to consultants, 2) stock issued to employees, and 3) the fair market value of options issued to employees.

Net Income (Loss)

The net loss for the three months ended March 31, 2018 was $953,430, compared to a net loss of $283,309 for the three months ended March 31, 2017. The increase in the net loss from 2017 to 2018 of $670,121 was primarily due to increases in non-cash expenses, share based compensation and amortization of debt discount which accounted for $456,455 of the increase. Non-cash shares-based compensation increased $139,200 and non-cash amortization of debt discount increased $317,255. Other increases in corporate overhead as discussed above accounted for the remaining $213,666 increase.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $1.8 million compared to $1 million for three months ended March 31, 2017. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustment totaled $578,466 and $97,522 for the three months ended March 31, 2018 and 2017, respectively, so non-cash adjustments had a greater positive impact on net cash provided by operating activities for the three months ended March 31, 2018 than the same period in 2017. The increase in the net cash used in operating activities was related to the increase in the net loss of $670,121 comparing the three months ended March 31, 2017 to the three months ended March 31, 2018, an increase in inventory of $2,127,430 (primarily due to acquisitions in January 2018), an increase in accounts receivable of $91,548, offset by an increase in accounts payable and other current liabilities of $755,299.

Net cash used in operating activities for the three months ended March 31, 2017 was $956,988. This amount was primarily related to increases of inventory of 943,002, accounts receivable of $116,347, offset by an increase in accounts payable and other current liabilities of $307,835. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2016 and March 31, 2017.

Net cash used in investing activities was $661,023 for the three months ended March 31, 2018 and $379,761 for the three months ended March 31, 2017. Investing activities in 2018 were attributable to two store acquisitions in January 2018. Investing activities in 2017 related the purchase of vehicles and store equipment to support new store operations. Between January 31, 2017 and March 31, 2017, the Company opened 4 new locations.

Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $10 million and represented $9 million in proceeds from a convertible debt offering which closed in January 2018, proceeds from the exercise of warrants and common stock options of approximately $1.2 million. Net cash provided by financing activities for the three months ended March 31, 2017 was $2.1 million and was primarily from proceeds from the sales of Common Stock, net of offering costs.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income (loss)	$(953,430)	$(283,309)
Interest	8,018	1,151
Depreciation and Amortization	45,012	20,523
EBITDA	(900,400)	(261,635)
Share based compensation (option comp, warrant comp, stock issued for services)	216,200	77,000
Amortization of debt discount	317,255	-

Adjusted EBITDA	$(366,945)	$(184,635)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had working capital of approximately $14.3 million, compared to working capital of approximately $5.6 million as of December 31, 2017, an increase of approximately $8.7 million. The increase in working capital from December 31, 2017 to March 31, 2018 was due primarily to the receipt of proceeds from a convertible debt offering of $9 million and proceeds from the exercise of warrants and options of $1.2 million. At March 31, 2018, we had cash and cash equivalents of approximately $8.8 million. We believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

Financing Activities

2017 Private Placements

On March 10, 2017, the Company closed a private placement of a total of 825,000 units of its securities to 4 accredited investors. Each unit consisted of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $1,650,000 gross proceeds in the offering.

On May 15, 2017, the Company closed a private placement of a total of 1,000,000 units of its securities through GVC Capital LLC (“GVC Capital”) as its placement agent. Each unit consisted of (i) one share of the Company’s common stock and (ii) one 5-year warrant to purchase one share of common stock at an exercise price of $2.75 per share. The Company raised an aggregate of $2,000,000 gross proceeds in the offering. The Company paid GVC Capital total compensation for its services as follows: (i) it issued GVC 5-year warrants to purchase 75,000 shares at $2.00 per share and 5-year warrants to purchase 75,000 shares at $2.75 per share (for which GVC paid $100), (ii) it paid GVC a cash fee of $150,000, (iii) it paid GVC a non-accountable expense allowance of $60,000, and (iv) it agreed to pay GVC a warrant exercise fee equal to 3% of all sums received by the Company from the exercise of 750,000 warrants (excluding the 250,000 warrants issued to Merida Capital Partners, LP) when they are exercised.

2018 Private Placement

On January 17, 2018, the Company completed a private placement of a total of 36 units of its securities at the price of $250,000 per unit. Each unit consisted of (i) a .1% unsecured convertible promissory note in the principal amount of $250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of common stock, at a price of $.01 per share or through cashless exercise. The Company raised gross proceeds of $9,000,000 from 23 accredited investors in the offering.

On May 9, 2018, subsequent to the quarter ended March 31, 2018, the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consists of (i) 100,000 shares of the Company’s $.001 par value common stock and (ii) 50,000 3-year warrants , each entitling the holder to purchase one share of the Company’s common stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $97,829 has been reserved as of March 31, 2018 and December 31, 2017.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2018, and December 31, 2017, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2018 and December 31, 2017.

Revenue Recognition

Revenue on product sales is recognized upon delivery or shipment. Customer deposits and lay away sales are not reported as revenue until final payment is received and the merchandise has been delivery.

Stock-based Compensation

We account for stock-based awards at fair value on the date of grant and recognize compensation over the service period that they are expected to vest. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model. The estimated value of the portion of a stock-based award that is ultimately expected to vest, taking into consideration estimated forfeitures, is recognized as expense over the requisite service periods. The estimate of stock awards that will ultimately vest requires judgment, and to the extent that actual forfeitures differ from estimated forfeitures, such differences are accounted for as a cumulative adjustment to compensation expenses and recorded in the period that estimates are revised.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In May 2014, the FASB issued guidance creating the ASC Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance was effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB approved a one-year delay of the effective date. The Company adopted the new provisions of this accounting standard at the beginning of fiscal year 2018 and its adoption did not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of March 31, 2018 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer*
32.2	Section 1350 certification of principal financial and accounting officer*
101	Interactive Data Files **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

* Furnished and not filed.

** Pursuant to Rule 402 of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed for purposes of Section 11 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and are not part of any registration statement to which they relate.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2018.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

