Form 10-Q
period 2018-06-30
GrowGeneration Corp.
filed 2018-08-14
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2018

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

As of August 14, 2018, there were 25,737,317 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	Unaudited
ASSETS
Current assets:
Cash	$17,433,339	$1,215,265
Accounts receivable, net of allowance for doubtful accounts of $97,829 at June 30, 2018 and December 31, 2017	954,309	653,568
Inventory	8,089,018	4,585,341
Prepaid expenses and other current assets	610,141	711,852
Total current assets	27,086,807	7,166,026

Property and equipment, net	1,411,591	1,259,483
Intangible assets, net	60,251	53,286
Goodwill	3,399,412	592,500
Other assets	96,589	183,113
TOTAL ASSETS	$32,054,650	$9,254,408

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754,952	$1,067,857
Other accrued liabilities	5,220	70,029
Payroll and payroll tax liabilities	163,299	247,887
Customer deposits	149,608	92,350
Sales tax payable	217,880	73,220
Current portion of long term debt	323,118	41,707
Total current liabilities	2,614,077	1,593,050

Long-term convertible debt, net of debt discount and debt issuance costs	4,516,541	-
Long-term debt, net of current portion	286,868	82,537
Total liabilities	7,417,486	1,675,587

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 23,964,516 and 16,846,835 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	23,965	16,846
Additional paid-in capital	30,188,825	11,254,212
Accumulated deficit	(5,575,626)	(3,692,237)
Total stockholders’ equity	24,637,164	7,578,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,054,650	$9,254,408

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Month Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$7,152,299	$4,111,036	$11,534,558	$6,694,959
Cost of sales	5,423,069	2,960,275	8,614,719	4,863,340
Gross profit	1,729,230	1,150,761	2,919,839	1,831,619
Operating expenses:
Store operations	1,148,952	750,000	2,029,848	1,297,323
General and administrative	399,130	225,092	762,873	406,824
Share based compensation	337,148	325,408	553,348	402,408
Depreciation and amortization	70,899	19,524	126,994	40,047
Salaries and related expenses	395,078	168,502	726,810	304,941
Total operating expenses	2,351,207	1,488,526	4,199,873	2,451,543

Income (loss) from operations	(621,977)	(337,765)	(1,280,034)	(619,924)

Other income (expense):
Interest expense	(11,312)	(2,610)	(19,330)	(3,761)
Interest income	14,038	-	29,627	-
Other income (loss)	(5,866)	-	8,444	-
Amortization of debt discount	(304,842)	-	(622,096)	-
Total non-operating expense, net	(307,982)	(2,610)	(603,355)	(3,761)

Net loss	$(929,959)	$(340,375)	$(1,883,389)	$(623,685)

Net loss per shares, basic and diluted	$(.04)	$(.02)	$(.09)	$(.05)

Weighted average shares outstanding, basic and diluted	21,901,093	14,045,692	20,230,146	13,357,823

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,883,389)	$(623,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,993	40,047
Amortization of debt discount	622,096	-
Stock-based compensation expense	553,348	402,408
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(300,741)	(150,993)
Inventory	(3,503,677)	(1,861,698)
Prepaid expenses and other assets	16,507	(267,022)
Increase (decrease) in:
Accounts payable	622,286	831,929
Payroll and payroll tax liabilities	23,832	37,165
Customer deposits	57,258	(22,812)
Sales tax payable	144,660	44,077
Net cash used in operating activities	(3,520,827)	(1,570,584)
Cash flows from investing activities:
Purchase of furniture and equipment	(222,367)	(359,543)
Purchase of intangibles	(859,887)	(299,371)
Net cash used in investing activities	(1,082,254)	(658,914)
Cash flows from financing activities:
Principal payments on long term debt	(134,432)	(16,718)
Proceeds from issuance of convertible debt, net of expenses	8,912,765	-
Proceeds from the sale of common stock and exercise of warrants, net of expenses	12,042,822	3,794,664
Net cash provided by financing activities	20,821,155	3,777,946
Net increase in cash	16,218,074	1,548,448
Cash at the beginning of period	1,215,265	606,644
Cash at the end of period	$17,433,339	$2,155,092

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$19,330	$3,761
Common stock issued for accrued payroll	$108,420	-
Common stock issued for prepaid services	45,000	251,890
Debt converted to equity	$779,320	-
Warrants issued for debt discount	$4,239,000	-
Insurance premium financing	-	30,366
Acquisition of vehicles with debt financing	$56,174	$84,968
Assets acquired by issuance of common stock	$1,390,550	-
Acquisition of assets with seller financing	$564,000	-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company” or “GrowGeneration”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp on June 25, 2014. It maintains its principal office in Denver, Colorado.

The Company is engaged in the business of operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Michigan Corp, GGen Distribution Corp and GrowGeneration Management Corp. The Company commenced operations with the purchase of four retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company, currently owns and operates a total of 18 stores and is actively engaged in seeking to acquire additional hydroponic retail stores.

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

June 30, 2018

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of June 30, 2018. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

June 30, 2018

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard, on the first day of the Company’s 2020 fiscal year, will have a material impact on its consolidated financial statements.

In January 2017, the FASB released ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. No disclosures are required at transition. We adopted this standard effective January 1, 2018, and this standard did not have a material impact on our financial position, results of operations or disclosures.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606 - Revenue from Contracts with Customers (“ASC 606”). The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the potential effects of this updated guidance on our consolidated financial statements and related disclosures.

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

4.	PROPERTY AND EQUIPMENT

	June 30, 2018	December 31, 2017
Vehicles	$350,399	$243,264
Leasehold improvements	336,652	181,724
Furniture, fixtures and equipment	1,074,380	1,057,902
	1,761,431	1,482,890
(Accumulated depreciation)	(349,840)	(223,407)
Property and Equipment, net	$1,411,591	$1,259,483

Depreciation expense for the three months ended June 30, 2018 and 2017 was $70,619 and $19,444, respectively, and for the six months ended June 30, 2018 and 2017 was $126,433 and $39,487, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

5.	LONG-TERM DEBT

	June 30,	December 31,
	2018	2017
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $3,070 beginning May 2017 through May 2023, secured by vehicles with a book value of $205,000	$124,998	$79,479

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	8,409	11,781

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	16,305	18,641

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	4,502	10,916

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	-	3,427

Notes payable issued in connection with seller financing of assets acquired, interest at 6%, payable in 24 installments of $24,996, due February 2020	455,772	-
	$609,986	$124,244
Less Current Maturities	(323,118)	(41,707)
Total Long-Term Debt	$286,868	$82,537

Interest expense for the three months ended June 30, 2018 and 2017 was $11,312 and 2,610, respectively and for the six months ended June 30, 2018 and 2017 was $19,330 and $3,761, respectively.

6.	CONVERTIBLE DEBT

On January 12, 2018, the Company completed a private placement of a total of 36 units (the “Units”) of the Company’s securities at the price of $250,000 per Unit pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. Each Unit consisted of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000 (each, a “Note”), and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a price of $.01 per share or through cashless exercise.

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

June 30, 2018

6.	CONVERTIBLE DEBT, continued

In relation to this transaction, the Company recorded a debt discount of $4,239,000 related to the fair market value of warrants issued as noted above. The debt discount, which was based on an imputed interest rate, is being amortized on a straight-line basis over the life of the convertible debt.

	June 30,	December 31,
	2018	2017
Convertible debt	$7,575,000	-
Remaining unamortized debt discount and debt issue costs	(3,058,459)	-
Convertible debt, net of debt discount and debt issue costs	$4,516,541	-

Amortization of debt discount for the three months and six months ended June 30, 2018 was $304,842 and $622,096, respectively. There was no amortization of debt discount in 2017.

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares based expense from issuance of Common Stock and warrants	$275,986	$268,990	$434,326	$345,990
Shares based expense from issuance of Common Stock options	$61,162	56,418	$119,022	$56,418
Total non-cash compensation	$337,148	$325,408	$553,348	$402,408

On March 6, 2014, the Company’s Board of Directors (the “Board”) and majority stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of Common Stock which may be issued over the term of the 2014 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to a ten-percent stockholder which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

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

Options outstanding at June 30, 2018 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2017	2,622,000	$.99	2.35 years	$.32
Granted	105,000	$3.48		$1.89
Exercised	(518,333)	$.62		$.08
Forfeited or expired	(124,667)	$.71		$.13
Outstanding at June 30, 2018	2,084,000	$1.22	2.29 years	$.46
Options vested at June 30, 2018	1,513,998	$.91	1.55 years	$.30.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

8.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2018 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2017	3,605,728	$1.84

Issued	1,666,500	$.35
Exercised	(1,712,228)	$1.13
Forfeited	-	-
Outstanding at June 30, 2018	3,560,000	$1.55

9.	STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of Common Stock. As of June 30, 2018, there were 23,964,516 shares of Common Stock outstanding.

2018 Equity Transactions

During the six months ended June 30, 2018, the Company issued 3,333,333 shares of Common Stock from the sale of Common Stock and warrants.

During the six months ended June 30, 2018, the Company issued 2,209,433 shares of Common Stock from the exercise of warrants.

During the six months ended June 30, 2018, the Company issued 560,000 shares of Common Stock valued at approximately $1,390,550 in connection with assets acquired in business combinations.

During the six months ended June 30, 2018, the Company issued 475,000 shares of Common Stock upon conversion of $1,425,000 of convertible debt at $3.00 per share.

During the six months ended June 30, 2018, the Company issued 118,334 shares of Common Stock upon the exercise of 118,334 options and issued 340,580 shares of Common Stock upon the cashless exercise of 400,000 options.

During the six months ended June 30, 2018, the Company issued 26,000 shares of Common Stock, valued at approximately $108,000, for employee bonuses accrued at December 31, 2017 and issued 45,000 shares to employees in accordance with employment agreements.

During the six months ended June 30, 2018, the Company issued 10,000 shares of Common Stock, valued at approximately $45,000, for consulting services.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

9.	STOCKHOLDERS’ EQUITY, continued

2017 Equity Transactions

During the six months ended June 30, 2017 the Company sold a total of 1,825,000 units, each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock, for net proceeds after offering costs of $3,291,565.

During the six months ended June 30, 2017, warrants to purchase 718,572 shares of Common Stock were exercised resulting in proceeds to the Company of $503,000.

During the six months ended June 30, 2017, the Company issued 125,000 shares of Common Stock to employees and consultants valued at $248,000.

During the six months ended June 30, 2017, the Company issued 100,000 shares of Common Stock and 100,000 warrants for consulting services valued at $77,000.

During the six months ended June 30, 2017, the Company issued 80,000 shares of Common Stock and 150,000 warrants for prepaid consulting services valued at $251,890.

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

Potentially dilutive securities were comprised of the following:

	June 30,
	2018	2017
Stock purchase warrants	3,560,000	5,392,157
Convertible debt warrant	817,500	-
Options	2,084,000	2,022,000
	6,461,500	7,414,157

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

11.	ACQUISITIONS

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

	Acquisition 1	Acquisition 2	Acquisition 3	Acquisition 4	Total
Inventory	$1,002,300	$389,800	$517,950	$254,900	$2,164,950
Prepaids and other current assets	30,200	-	-		30,200
Furniture and equipment	-	30,000	50,000	4,600	84,600
Goodwill	1,351,000	654,000	540,250	136,400	2,681,650
Total	$2,383,500	$1,073,800	$1,108,200	$395,900	$4,961,400

12.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2018 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On July 13, 2018, the Company and Santa Rosa Hydroponics & Grower Supply, Inc., a retail hydroponic store (“Santa Rosa Hydroponics”), entered into an amended and restated asset purchase agreement (the “Purchase Agreement”) and purchased the assets of Santa Rosa Hydroponics located in Santa Rosa, California.

The assets subject to the sale under the Purchase Agreement, as amended, included inventories, fixed assets, tangible personal property, intangible personal property and contracts. As consideration for the assets, the Company agreed to pay the sellers a total of (i) $1,500,000 for inventory; (ii) $100,000 for the unencumbered fixed assets; (iii) (a) 925,000 shares of the Company’s restricted Common Stock (valued at approximately $3.7 million), (b) $825,000 cash and (c) a promissory note of $500,000 for the intangible assets and goodwill. Total consideration paid for Santa Rosa Hydroponics was approximately $6.6 million.

In connection with the purchase of the assets, the Company also entered into a commercial lease agreement, effective from July 14, 2018 to July 13, 2023, to rent the premises where Santa Rosa Hydroponics is located.

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

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of eighteen (18) retail hydroponic/gardening stores, with six (6) located in the state of Colorado, six (6) in the state of California, three (3) in the state of Michigan, one (1) in the state of Nevada, one (1) in the state of Washington and one (1) in the state of Rhode Island. Our plan is to open and operate hydroponic/gardening stores throughout the United States.

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment, and other products needed to grow indoors and outdoors. Our strategy is to target two distinct groups of customers; namely (i) commercial growers, and (ii) smaller growers who require a local store to fulfill their daily and weekly growing needs.

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

Sales at our stores have grown since we commenced our business in May 2014, when we acquired the assets of Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics), which owned and operated four retail stores. Our growth has been fueled by frequent and higher dollar transactions from commercial growers, individual home growers and gardeners who grow their own organic foods. We expect to continue to experience significant growth over the next few years, primarily from existing and new stores that we open or acquire. Our growth is likely to come from four distinct channels: establishing new stores in high-value markets, internal growth at existing stores, acquiring existing stores with strong customer bases and strong operating histories and the creation of a business to business e-commerce portal at www.GrowGeneration.com.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2018 to June 30, 2017

The following table presents certain consolidated statement of operations information and presentation of that data as a $ change from year-to-year.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ Variance
Net revenue	$7,152,299	$4,111,036	$3,041,263
Cost of goods sold	5,423,069	2,960,275	2,462,794
Gross profit	1,729,230	1,150,761	578,469
Operating expenses	2,351,207	1,488,526	862,681
Operating income (loss)	(621,977)	(337,765)	(284,212)
Other income (expense)	(307,982)	(2,610)	(305,372)
Net income (loss)	$(929,959)	$(340,375)	$(589,584)

Revenue

Net revenue for the three months ended June 30, 2018 increased approximately $3.0 million, or 74%, to approximately $7.2 million, compared to approximately $4.1 million for the three months ended June 30, 2017. The increase in revenues in 2018 was primarily due to the addition of ten new stores opened or acquired after June 30, 2017 and one new store acquired in May 2017 that contributed only partially to sales of the quarter ended June 30, 2017, offset by the decline in same store sales as noted below. The 11 new stores contributed $4.2 million in revenue for the quarter ended June 30, 2018. The chart below shows sales by market for the three months ended June 30, 2018 and 2017. The Company also consolidated some stores in 2017 and 2018 in Colorado that had sales of $334,754 for the three months ended June 30, 2017 and $18,763 for the three months ended June 30, 2018.

The Company continues to focus on the six markets noted below and the growth opportunities that exist in each market. We are also focusing on new store acquisitions, proprietary products and on developing our online and Amazon sales which we expect to contribute to sales in the third quarter of 2018.

	Sales by Market
	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017	Variance
Colorado market	$2,166,523	$2,288,139	$(121,616)
California market	1,939,911	690,803	1,249,108
Rhode Island market	1,373,568	-	1,373,568
Michigan market	825,015	-	825,015
Nevada market	494,308	696,474	(202,166)
Washington market	334,211	100,866	233,345
Colorado closed location	18,763	334,754	(315,991)
Total revenues	$7,152,299	$4,111,036	$3,041,263

	Sales by Market
	Three Months Ended	Three Months Ended
	June 30, 2018	March 31, 2018	Variance
Colorado market	$2,166,523	$1,688,383	$478,140
California market	1,939,911	1,001,724	938,187
Rhode Island market	1,373,568	962,766	410,802
Michigan market	825,015	-	825,015
Nevada market	494,308	462,229	32,079
Washington market	334,211	164,504	169,707
Colorado closed location	18,763	101,412	(82,649)
Total revenues	$7,152,299	$4,381,018	$2,771,281

Overall, while sales of the Company’s products in the Colorado market has seen a decline of approximately $122,000 or 6.7%, as noted above, comparing the quarter ended June 30, 2018 to June 30, 2017, sales of product in the Colorado market have seen an increase of approximately $478,000, or 28%, comparing the quarter ended June 30, 2018 to the quarter ended March 31, 2018. Most of that reduction in revenue, comparing the three months ended June 30, 2018 to the three months ended June 30. 2017, resulted from the loss of customers from the consolidation of stores, offset by revenue from our Boulder store, which opened in September 2017. It should be noted that while there was a loss of some revenue from customers where stores were consolidated, all operating costs have been eliminated from the store that was closed and consolidated into our Pueblo West store location. Although Colorado is a more mature market, we continue to focus selling efforts in building growth in this market. Sales in our Denver store increased 42%, comparing the quarter ended June 30,2018 to the quarter ended March 31,2018.

Sales of the Company’s products in the California market have seen growth of approximately $1.2 million from the addition of three new stores through acquisitions, offset by a decline in revenues resulting from the Santa Rosa fires in October 2017, as discussed further below comparing the quarter ended June 30, 2018 to the quarter ended June 30, 2017. Additionally, revenue for the quarter ended June 30, 2018 is higher by approximately $938,000 compared to the quarter ended March 31, 2018, primarily from the addition of three new stores in California in 2018. The California market experienced slower growth in the current quarter as a result of a change in the regulatory environment and the implementation of new rules and regulations which have slowed the issuance of new licenses. However, the Company is positioned to grow as new licenses are issued. We note that our Santa Rosa store decreased only 5%, comparing the quarter ended June 30,2018 to the quarter ended March 31,2018, suggesting a stabilization in this market. Further, with the recent acquisition of Santa Rosa Hydro, one of the country’s largest hydroponic stores, the Company projects to add an incremental $2.0 million in sales in the Santa Rosa market.

The recognition of revenue in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018 for which there was no comparable revenue in 2017. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in the third and fourth quarters of 2018.

Although our revenue in the Nevada market had a decline comparing the quarter ended June 30, 2018 to quarter ended June 30, 2017, the decline in revenue was attributable to large one-time sales to a commercial customer during the quarter ended June 30, 2017 related to this customer’s initial buildout of their commercial grow facility. Revenue in the Nevada market has some slight growth, $32,000 or 7%, comparing the quarter ended June 30, 2018 to the quarter ended March 31, 2018.

The increase in our sales in the Washington market is due to a new store acquisition in May 2017, for which we only recognized revenue for approximately one and a half months in 2017 compared to a full quarter for 2018. In addition, revenues for the quarter ended June 30, 2018 were approximately $334,000 or 103% increase over the quarter ended March 31, 2018.

The Company had the same 7 stores opened for the entire three months ended June 30, 2018 and 2017. These same stores generated $2.9 million in sales for the three months ended June 30, 2018, compared to $3.7 million in sales for the same period ended June 30, 2017, a decrease of 20.8%. With regard to same store sales, our revenue in the Colorado market has declined comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 by approximately $212,000 or 9% primarily due to the loss of customers when we consolidated two Pueblo locations in the first quarter of 2018. While there was a loss of some revenue from customers where stores were consolidated, all operating costs were eliminated from the store that was closed and consolidated into another store location. Revenue in the California market declined by $249,000 or 36% primarily due to the large fires in the Santa Rosa area in October 2017 which closed our store for 17 days due to mandatory evacuations. The Santa Rosa fires also impacted our commercial customer base and revenues in the Santa Rosa area have not returned to their pre-October 2017 revenue levels. With regard to the Nevada market, our store in Nevada had a large one-time sale of $288,000 in the second quarter of 2017 for a new customer buildout for which there was no similar sales from a customer buildout in the second quarter of 2018. In the Colorado market, we are not seeing additional commercial grows as this market has matured and is going through a consolidation.

	7 Same Stores All Markets
	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017	Variance
Colorado market	$2,075,839	$2,288,139	$212,300
California market	441,994	690,803	248,809
Nevada market	391,513	696,474	304,961
Net revenue, all markets	$2,909,346	$3,675,416	$766,070

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2018 increased approximately $2.5 million, or 83.2%, to approximately $5.4 million, as compared to approximately $3 million for the three months ended June 30, 2017. The increase in cost of goods sold was primarily due to the 74% increase in sales comparing the three months ended June 30, 2018 to the same period in 2017. The increase in cost of goods sold is directly attributable to the increase in the number of stores as noted above.

Gross profit was approximately $1.7 million for the three months ended June 30, 2018, compared to approximately $1.2 million for the three months ended June 30, 2017, an increase of approximately $579,000 or 50%. Gross profit as a percentage of sales was 24.2% for the three months ended June 30, 2018, compared to 28% for the three months ended June 30, 2017. The decrease in the gross profit percentage is due to 1) the increase in sales to commercial customers that have lower margins than retail customers and 2) the higher cost of inventory for acquired companies. As we acquire companies, the cost of their inventory, recorded at fair market value, has an initial higher cost than pre-acquisition inventory. As those items are being sold, since they have a higher cost, margins are lower. Once the acquired inventory is sold by us, which takes approximately three months, the cost basis of inventory replaced is our normal cost basis (which is typically lower than our acquired inventory cost basis), which will be realized in future periods gross margin. Commercial customers make up the majority of our revenues and we continue to target large commercial customers. The Company continues to focus on higher margin items and proprietary additives and other consumables that provide higher margin opportunities for us.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $1.1 million for the three months ended June 30, 2018 and approximately $750,000 for the three months ended June 30, 2017, an increase of approximately $399,000 or 53%. The increase in store operating costs was directly attributable to the 74% increase in sales from the addition of ten locations that were not open for any portion of the three months ended June 30, 2017 and one store that was opened May 2017. Of the ten locations added since June 30, 2017, three were added in 2017 and seven were added by acquisition in 2018. Store operating costs as a percentage of sales were 16.1% for the three months ended June 30, 2018, compared to 18.2% for the three months ended June 30, 2017. Operating costs, as a percentage of revenue, are affected by seasonality. The second and third quarters are generally higher revenue months due to peak outdoor growing season during those months. Store operating costs were positively impacted by the acquisitions of new stores in 2018 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues. Corporate overhead was 17% of revenue for the three months ended June 30, 2018 and 18% for the three months ended June 30, 2017. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $1.2 million for the three months ended June 30, 2018, compared to approximately $739,000 for the three months ended June 30, 2017. The increase in salaries expense from 2017 to 2018 was due primarily to the increase in corporate staff to support expanding operations including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff, and online sales presence. It should be noted that when we consummate a new acquisition, the purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 5.5% for the three months ended June 30, 2018 compared to 4.1% for the three months ended June 30, 2017. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $399,000 for the three months ended June 30, 2018 and approximately $225,000 for the three months ended June 30, 2017, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. In the second quarter 2018, we incurred legal and audit fees related to two acquisitions and we incurred costs related to our first annual shareholders meeting held in April 2018. These types of costs were not incurred during the quarter ended June 30, 2017. General and administrative costs as a percentage of revenue were 5.6% for the three months ended June 30, 2018, and 2017. As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $408,000 for the three months ended June 30, 2018, compared to approximately $345,000 for the three months ended June 30, 2017.

Net Loss

The net loss for the three months ended June 30, 2018 was $929,959, compared to a net loss of $340,375 for the three months ended June 30, 2017. The increase in the net loss from 2017 to 2018 of $589,584 was primarily due to (1) an increase in amortization of debt discount of $304,842, a non-cash expense, and (2) increases in other corporate overhead of $463,729. The increase in costs noted above were offset by the $180,000 increase in net margin contribution in 2018 after deducting store operating costs.

Comparison of the six months ended June 30, 2018 to June 30, 2017

The following table presents certain consolidated statement of operations information and presentation of that data as a $ change from year-to-year.

	Six months Ended June 30, 2018	Six months Ended June 30, 2017	$ Variance
Net revenue	$11,534,558	$6,694,959	$4,839,599
Cost of goods sold	8,614,719	4,863,340	3,751,379
Gross profit	2,919,839	1,831,619	1,088,220
Operating expenses	4,199,873	2,451,543	1,748,330
Operating income (loss)	(1,280,034)	(619,924)	(660,110)
Other income (expense)	(603,355)	(3,761)	(599,594)
Net income (loss)	$(1,883,389)	$(623,685)	$(1,259,704)

Revenue

Net revenue for the six months ended June 30, 2018 increased approximately $4.8 million, or 72%, to approximately $11.5 million, compared to approximately $6.7 million for the six months ended June 30, 2017. The increase in revenue was due to the addition of ten new stores opened or acquired after June 30, 2017 and one new store acquired in May 2017, offset by the decline in same store sales as noted below. The 11 new stores contributed $6.1 million in revenue for the quarter ended June 30, 2018. The chart below shows sales by market for the six months ended June 30, 2018 and 2017. The Company also had consolidated some store in 2017 and 2018 that had sales of $660,713 for the six months ended June 30, 2017 and $120,426 for the six months ended June 30, 2018.

While the Company continues to focus on the six markets noted below and the growth opportunities that exist in each market we also are focusing on new store acquisitions, proprietary products, and developing our online and Amazon sales, which we expect to contribute to sales in the third quarter of 2018.

	Sales by Market
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	Variance
Colorado market	$3,856,076	$4,099,192	$(243,116)
California market	2,941,635	1,028,402	1,913,233
Rhode Island market	2,336,334	-	2,336,334
Michigan market	825,015	-	825,015
Nevada market	956,537	805,396	151,141
Washington market	498,715	100,866	397,849
Colorado closed location	120,246	661,103	(540,857)
Total revenues	$11,534,558	$6,694,959	$4,839,599

Overall while our sales in the Colorado market have seen a decline of approximately $243,000 or 5.9%, as noted above, comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. Most of that reduction in revenues comparing the six months ended June 30, 2018 to the six months ended June 30. 2017 resulted from the loss of customers from the consolidation of stores, offset by revenue from a new store which opened in September 2017. It should be noted that while there was a loss of some revenue from customers where stores were consolidated, all operating costs have been eliminated from the store that was closed and consolidated into another store location. Although Colorado is a more mature market with no recent growth, we continue to focus selling efforts in building growth in this market. We note that our sales in the Denver store increased 42%, comparing the quarter ended June 30,2018 to the quarter ended March 31, 2018.

Our sales in the California market have seen growth of approximately $1.9 million primarily from the addition of three new stores through acquisitions offset by a decline in revenues resulting from the Santa Rosa fires in October 2017, as discussed further below in the same store sales analysis, comparing the six months ended June 30, 2018 to the six months ended June 30, 2017. The California market experienced slower grow in the current quarter as a result of a change in the regulatory environment, and the implementation of new rules and regulations which have slowed the issuance of new licenses. However, the Company is positioned to grow as new licenses are issued. Sales in our Santa Rosa store decreased only 5%, comparing the quarter ended June 30,2018 to the quarter ended March 31,2018, suggesting a stabilization in this market. Further, with the recent acquisition of Santa Rosa Hydro, one of the country’s largest hydroponic store, the Company projects to add an incremental $2.0 million in sales in the Santa Rosa market.

Revenues in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018 for which there was no comparable revenue in 2017. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in the third and fourth quarters of 2018.

Our revenue in the Nevada market increased by $151,000 comparing the six months ended June 30, 2018 to six months ended June 30, 2017, despite the fact that a large one-time $288,000 sale to a commercial customer during the six months ended June 30, 2017 related to this customer’s initial buildout of its commercial grow facility for which there was no comparable one-time sale for the six months ended June 30, 2018.

The increase in the Washington market is due to a new store acquisition in May 2017, for which there were only revenue for approximately one and a half months in 2017 compare to a full six months for 2018.

The Company had the same 7 stores opened for the entire six months ended June 30, 2018 and 2017. These same stores generated $5.4 million in sales for the six months ended June 30, 2018, compared to $5.9 million in sales for the same period ended June 30, 2017, a decrease of 9.7%. With regard to same store sales, total revenues in our stores in Colorado have declined comparing the six months ended June 30, 2018 to the same period in 2017 by approximately $444,000 or 11%. primarily due to the loss of customers when we consolidated two Pueblo locations in the first quarter of 2018. While there was a loss of some revenues from customers where stores were consolidated, all operating costs were eliminated from the store that was closed and consolidated into another store location. Our revenue in the California market has declined by approximately $123,000 or 12% primarily due to the effects of the large fires in the Santa Rosa area in October 2017 which impacted our commercial customer base. Revenues in the Santa Rosa market have not recovered from the pre-fire sale levels. Our revenue in the Nevada market was relatively flat with a slight 1%, but revenue from the six months ended June 30, 2017 includes one-time sales of approximately $288,000 to a customer that was doing an initial build out of a grow facility for which there was no comparable one-time sale in 2018.

	7 Same Stores All Markets
	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	Variance
Colorado market	$3,655,071	$4,099,192	$(444,121)
California market	905,214	1,028,402	(123,188)
Nevada market	795,807	805,396	(9,589)
Net revenue	$5,356,092	$5,932,990	$(576,898)

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2018 increased approximately $3.8 million, or 77%, to approximately $8.6 million, as compared to $4.8 million for the six months ended June 30, 2017. The increase in cost of goods sold was due to the 72% increase in sales comparing the six months ended June 30, 2018 to the same period in 2017. The increase in cost of goods sold is directly attributable to the increase in the number of stores as noted above.

Gross profit was approximately $2.9 million for the six months ended June 30, 2018, compared to approximately $1.8 million for the six months ended June 30, 2017, an increase of approximately $1.1 million or 58%. Gross profit as a percentage of sales was 25.3% for the six months ended June 30, 2018, compared to 27.3% for the six months ended June 30, 2017. The slight decrease in the gross profit percentage is due to 1) the increase in sales to commercial customers that have lower margins than retail customers and 2) the higher cost of inventory for acquired companies. As we acquire companies, the cost of their inventory, recorded at fair market value, has an initial higher cost than pre-acquisition inventory. As those items are being sold, since they have a higher cost, margins are lower. Once the acquired inventory is sold by us, which normally takes approximately three months, the cost basis of inventory replaced is at our normal cost basis (which is typically lower than our acquired inventory cost basis), which will be realized in future periods gross margin. Commercial customers make up the majority of our revenues and we continue to target large commercial customers. The Company continues to focus on higher margin items and proprietary additives and other consumables that provide higher margin opportunities for us.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $2 million for the six months ended June 30, 2018 compared to approximately $1.3 million for the six months ended June 30, 2017, an increase of approximately $733,000 or 56%. The increase in store operating costs was directly attributable to the 72% increase in sales from the addition of ten locations that were not open for any portion of the six months ended June 30, 2017 and one store that was opened May 2017. Of the ten locations added since June 30, 2017, three were added in 2017 and seven were added by acquisition in 2018. Store operating costs as a percentage of sales were 17.6% for the six months ended June 30, 2018, compared to 19.4% for the six months ended June 30, 2017. Operating costs, as a percentage of revenue, are affected by seasonality. The second quarter and third quarters are generally higher revenue months due to peak outdoor growing season during those months. Store operating costs were positively impacted by the acquisitions of new stores in 2018 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues. Corporate overhead was 19% of revenue for the six months ended June 30, 2018 and 17.2% for the six months ended June 30, 2017. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $2.2 million for the six months ended June 30, 2018, compared to approximately $1.2 million for the six months ended June 30, 2017. The increase in salaries expense from 2017 to 2018 was due primarily to the increase in corporate staff to support expanding operations including, purchased store integration, accounting and finance, information systems, purchasing and commercial sales staff, and online sales presence. It should be noted that when we consummate a new acquisition, the purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments thus delivering cost savings. Corporate salaries as a percentage of sales were 6.3% for the six months ended June 30, 2018 compared to 4.6% for the six months ended June 30, 2017. General & administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees, insurance and legal fees, were approximately $763,000 for the six months ended June 30, 2018 and approximately $407,000 for the six months ended June 30, 2017, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. For the six months ended June 30, 2018 we incurred legal and audit fees related to four acquisitions and costs related to our first annual shareholders meeting. These costs were not incurred for the six months ended June 30, 2017. General and administrative costs as a percentage of revenue were 6.6% for the six months ended June 30, 2018, compared to 6.1% for the six months ended June 30, 2017.

As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $680,000 for the six months ended June 30, 2018, compared to approximately $442,000 for the six months ended June 30, 2017. The increase in share-based compensation from $402,000 in 2017 to $553,000 in 2018 is due to an increase in 1) non-cash compensation to consultants, 2) stock issued to employees, and 3) the fair market value of options issued to employees.

Net Income (Loss)

The net loss for the six months ended June 30, 2018 was approximately $1.9 million, compared to a net loss of approximately $624,000 for the six months ended June 30, 2017. The increase in the net loss from 2017 to 2018 of approximately $1.3 million was primarily due to 1) increases in non-cash expenses, share based compensation and amortization of debt discount which accounted of approximately $860,000 of the increase and 2) an increase of approximately $778,000 in general and administrative and payroll costs. The increase in costs noted above were offset by the $355,800 increase in net margin contribution in 2018 after deducting store operating costs. Non-cash shares-based compensation increased $151,000 and non-cash amortization of debt discount increased $622,000. Amortization of debt discount did not exist in 2017.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was approximately $3.5 million compared to approximately $1.6 million for six months ended June 30, 2017. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustment totaled $1,302,437 and $442,455 for the six months ended June 30, 2018 and 2017, respectively, so non-cash adjustments had a greater positive impact on net cash provided by operating activities for the six months ended June 30, 2018 than the same period in 2017. The increase in the net cash used in operating activities was related to the increase in the net loss of approximately $1.3 million comparing the six months ended June 30, 2017 to the six months ended June 30, 2018, an increase in inventory of $3,503,677 (primarily due to the four (4) acquisitions in 2018), an increase in accounts receivable of $300,741, offset by an increase in accounts payable and other current liabilities of $848,036. The increase in accounts payable and other accrued expenses was attributable to the increase in the number of operating stores in 2018.

Net cash used in operating activities for the six months ended June 30, 2017 was approximately $1.6 million. This amount was primarily related to increases of inventory of approximately $1.8 million, accounts receivable of $150,993, offset by an increase in accounts payable and other current liabilities of $890,359. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2016 and June 30, 2017.

Net cash used in investing activities was approximately $1.1 million for the six months ended June 30, 2018 and approximately $659,000 for the six months ended June 30, 2017. Investing activities in 2018 were primarily attributable to four (4) store acquisitions in 2018. Investing activities in 2017 related the purchase of vehicles and store equipment to support new store operations. Between January 1, 2017 and June 30, 2017, the Company opened 4 new locations.

Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $20.8 million and represented approximately $10.0 million from the proceeds of a private placement of our Common Stock which closed in May 2018, $9 million in proceeds from a convertible debt offering which closed in January 2018, and proceeds from the exercise of warrants and options of approximately $2.1 million. Net cash provided by financing activities for the six months ended June 30, 2017 was $3.7 million and was primarily from proceeds from the sales of Common Stock, net of offering costs ($3.2 million) and proceeds from the exercise of warrants ($500,000).

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	June 30, 2018	June 30, 2017
Net income (loss)	$(929,959)	$(340,375)
Interest	11,312	2,610
Depreciation and Amortization	70,899	19,524
EBITDA	(847,748)	(318,241)
Share based compensation (option compensation, warrant compensation, stock issued for services)	337,148	325,408
Amortization of debt discount	304,842	-

Adjusted EBITDA	$(205,758)	$7,167

	Six Months Ended
	June 30, 2018	June 30, 2017
Net income (loss)	$(1,883,389)	$(623,685)
Interest	19,330	3,761
Depreciation and Amortization	126,994	40,047
EBITDA	(1,437,065)	(579,877)
Share based compensation (option compensation, warrant compensation, stock issued for services)	553,348	402,408
Amortization of debt discount	622,096	-

Adjusted EBITDA	$(561,621)	$(177,469)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had working capital of approximately $24.5 million, compared to working capital of approximately $5.6 million as of December 31, 2017, an increase of approximately $18.8 million. The increase in working capital from December 31, 2017 to June 30, 2018 was due primarily to the receipt of proceeds from, an equity private placement offering of $10 million, a convertible debt offering of $9 million and proceeds from the exercise of warrants and options of $2.1 million. At June 30, 2018, we had cash and cash equivalents of approximately $17.4 million. As of the date of this filing, we believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

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

On May 9, 2018, the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consists of (i) 100,000 shares of Common Stock and (ii) 50,000 3-year warrants, each entitling the holder to purchase one share of Common Stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $97,829 has been reserved as of June 30, 2018 and December 31, 2017.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2018, and December 31, 2017, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2018 and December 31, 2017.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of June 30, 2018 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) through its wholly-owned subsidiary, GrowGeneration Michigan Corp., with Superior Growers Supply, Inc. (“Superior Growers”), to purchase substantially all of the assets of Superior Growers’ business located in Michigan. The assets subject to the sale under the Purchase Agreement included inventories, fixed assets, tangible personal property, intangible personal property and contracts. The Company agreed to pay Superior Growers approximately a total of $817,950 and 75,000 shares of Common Stock of the Company, valued at approximately $290,000, as consideration for the assets.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)