Form 10-Q
period 2018-09-30
GrowGeneration Corp.
filed 2018-11-09
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2018

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

As of November 8, 2018, there were 27,497,517 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2018	December 31, 2017
	Unaudited
ASSETS
Current assets:
Cash	$14,330,758	$1,215,265
Accounts receivable, net of allowance for doubtful accounts of $97,829 at September 30, 2018 and December 31, 2017	1,009,242	653,568
Inventory	9,476,416	4,585,341
Prepaid expenses and other current assets	658,416	711,852
Total current assets	25,474,832	7,166,026

Property and equipment, net	1,771,441	1,259,483
Intangible assets, net	86,133	53,286
Goodwill	8,752,912	592,500
Other assets	124,201	183,113
TOTAL ASSETS	$36,209,519	$9,254,408

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,340,990	$1,067,857
Other accrued liabilities	39,702	70,029
Payroll and payroll tax liabilities	178,697	247,887
Customer deposits	150,848	92,350
Sales tax payable	190,032	73,220
Current portion of long-term debt	435,029	41,707
Total current liabilities	2,335,298	1,593,050

Long-term convertible debt, net of debt discount and debt issuance costs	2,336,905	-
Long-term debt, net of current portion	613,649	82,537
Total liabilities	5,285,852	1,675,587

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 27,437,113 and 16,846,835 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	27,437	16,846
Additional paid-in capital	37,257,465	11,254,212
Accumulated deficit	(6,361,235)	(3,692,237)
Total stockholders’ equity	30,923,667	7,578,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,209,519	$9,254,408

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$8,406,255	$4,028,170	$19,939,572	$10,722,738
Cost of sales	6,249,129	2,912,328	14,863,600	7,775,718
Gross profit	2,157,126	1,115,842	5,075,972	2,947,020
Operating expenses:
Store operations	1,415,150	800,861	3,456,960	2,098,201
General and administrative	375,002	237,884	1,137,910	644,708
Share based compensation	367,098	242,984	920,446	645,392
Depreciation and amortization	114,159	22,987	230,070	63,035
Salaries and related expenses	460,928	269,215	1,187,738	574,158
Total operating expenses	2,732,337	1,573,931	6,933,124	4,025,494

Loss from operations	(575,211)	(458,089)	(1,857,152)	(1,078,474)

Other income (expense):
Interest expense	4,795	(3,419)	(14,535)	(7,181)
Interest income	23,584	-	53,211	-
Other income (loss)	(1,214)	621	8,102	1,062
Amortization of debt discount	(236,527)	-	(858,624)	-
Total non-operating expense, net	(209,362)	(2,798)	(811,846)	(6,119)

Net loss	$(784,573)	$(460,887)	$(2,668,998)	$(1,084,593)

Net loss per shares, basic and diluted	$(.03)	$(.03)	$(.12)	$(.08)

Weighted average shares outstanding, basic and diluted	25,646,011	14,819,742	22,056,665	13,857,393

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,668,998)	$(1,084,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,069	63,035
Amortization of debt discount	858,624	-
Stock-based compensation expense	920,446	645,392
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(355,674)	(292,560)
Inventory	(1,246,125)	(2,449,289)
Prepaid expenses and other assets	(69,631)	(259,210)
Increase (decrease) in:
Accounts payable	242,806	674,994
Payroll and payroll tax liabilities	39,231	55,181
Customer deposits	58,498	7,928
Sales tax payable	116,812	48,443
Net cash used in operating activities	(1,873,942)	(2,590,679)
Cash flows from investing activities:
Assets acquired in business combinations	(5,762,763)	-
Purchase of furniture and equipment	(454,999)	(563,724)
Purchase of intangibles	(33,500)	(306,177)
Net cash used in investing activities	(6,251,262)	(869,901)
Cash flows from financing activities:
Principal payments on long term debt	(218,740)	(36,752)
Proceeds from issuance of convertible debt, net of expenses	8,912,765	-
Proceeds from the sale of common stock and exercise of warrants, net of expenses	12,546,672	4,796,165
Net cash provided by financing activities	21,240,697	4,759,413
Net increase in cash	13,115,493	1,298,833
Cash at the beginning of period	1,215,265	606,644
Cash at the end of period	$14,330,758	$1,905,477

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$14,535	$7,181
Common stock issued for accrued payroll	$108,420	-
Common stock issued for prepaid services	-	416,886
Debt converted to equity	$3,195,484	-
Warrants issued for debt discount	$4,239,000	-
Insurance premium financing	-	30,366
Acquisition of vehicles with debt financing	$56,174	$84,968
Assets acquired by issuance of common stock	$5,222,799	-
Acquisition of assets with seller financing	$1,087,000	-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company” or “GrowGeneration”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp on June 25, 2014. It maintains its principal office in Denver, Colorado.

The Company is engaged in the business of operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Michigan Corp, GrowGeneration Oklahoma Corp, GrowGeneration HG Corp, GGen Distribution Corp, GrowGeneration Canada Corp, GrowGeneration Hemp Corp and GrowGeneration Management Corp. The Company commenced operations with the purchase of four retail hydroponic stores in Pueblo and Canon City, Colorado on May 30, 2014. The Company, currently owns and operates a total of 18 stores and one e-commerce site and is actively engaged in seeking to acquire additional hydroponic retail stores.

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

September 30, 2018

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2016, 2015 and 2014 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of September 30, 2018. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

September 30, 2018

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS, continued

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

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

September 30, 2018

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

4.	PROPERTY AND EQUIPMENT

	September 30, 2018	December 31, 2017
Vehicles	$494,641	$243,264
Leasehold improvements	396,908	181,724
Furniture, fixtures and equipment	1,332,714	1,057,902
	2,224,263	1,482,890
(Accumulated depreciation)	(452,822)	(223,407)
Property and Equipment, net	$1,771,441	$1,259,483

Depreciation expense for the three months ended September 30, 2018 and 2017 was $102,983 and $22,707, respectively, and for the nine months ended September 30, 2018 and 2017 was $229,415 and $62,194, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

5.	LONG-TERM DEBT

	September 30,	December 31,
	2018	2017
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $3,070 beginning May 2017 through May 2023, secured by vehicles with a book value of $205,000	$121,793	$79,479

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	6,673	11,781

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	14,411	18,641

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	-	10,916

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	-	3,427

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	425,000	-

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 12 installments of $6,003, due September 2019	72,000	-

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	408,801
	$1,048,678	$124,244
Less Current Maturities	(435,029)	(41,707)
Total Long-Term Debt	$613,649	$82,537

Interest expense for the three months ended September 30, 2018 and 2017 was $(4,795) and 3,419, respectively and for the nine months ended September 30, 2018 and 2017 was $14,535 and $7,181, respectively.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

6.	CONVERTIBLE DEBT, continued

The convertible debt has a maturity date of January 12, 2021 and the principal balance and any accrued interest is convertible by the holder at any time into Common Stock of the Company at conversion price of $3.00 a share the (“Conversion Price”).  Principal due and interest accrued on the Note will automatically convert into shares of Common Stock, at the Conversion Price, if at any time during the term of the Notes, commencing twelve (12) months from the date of issuance, the Common Stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share.

In relation to this transaction, the Company recorded a debt discount of $4,239,000 related to the fair market value of warrants issued as noted above. The debt discount, which was based on an imputed interest rate, is being amortized on a straight-line basis over the life of the convertible debt.

During the nine months ended September 30, 2018, convertible debt and accrued interest of $5,301,751, net of unamortized debt discount of $2,092,651, was converted into 1,767,295 shares of common stock at the conversion rate of $3.00 per share.

	September 30,	December 31,
	2018	2017
Convertible debt	$3,700,000	-
Remaining unamortized debt discount and debt issue costs	(1,363,095)	-
Convertible debt, net of debt discount and debt issue costs	$2,336,905	-

Amortization of debt discount for the three months and nine months ended September 30, 2018 was $236,527 and $858,624, respectively. There was no amortization of debt discount in 2017.

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares based expense from issuance of Common Stock and warrants	$236,459	$179,280	$670,785	$525,270
Shares based expense from issuance of Common Stock options	$130,639	63,704	$249,661	$120,122
Total non-cash compensation	$367,098	$242,984	$920,446	$645,392

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

7.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

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

Options outstanding at September 30, 2018 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2017	2,622,000	$.99	2.35 years	$.32
Granted	105,000	$3.48		$1.89
Exercised	(1,009,183)	$.67		$.12
Forfeited or expired	(183,817)	$.71		$.13
Outstanding at September 30, 2018	1,534,000	$1.40	2.50 years	$.57
Options vested at September 30, 2018	1,013,998	$1.06	1.72 years	$.30.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

8.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants as of September 30, 2018 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2017	3,605,728	$1.84

Issued	1,666,500	$.35
Exercised	(2,092,728)	$1.13
Forfeited	-	-
Outstanding at September 30, 2018	3,179,500	$1.68

9.	STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of Common Stock. As of September 30, 2018, there were 27,437,113 shares of Common Stock outstanding.

2018 Equity Transactions

During the nine months ended September 30, 2018, the Company issued 3,333,333 shares of Common Stock from the sale of Common Stock and warrants, resulting in net proceeds after offering cost of approximately $9.9 million.

During the nine months ended September 30, 2018, the Company issued 2,870,464 shares of Common Stock from the exercise of warrants resulting in net proceeds of approximately $2.2 million.

During the nine months ended September 30, 2018, the Company issued 1,535,000 shares of Common Stock valued at approximately $5.2 million in connection with assets acquired in business combinations.

During the nine months ended September 30, 2018, the Company issued 1,767,295 shares of Common Stock upon conversion of approximately $5.3 million of convertible debt and accrued interest at $3.00 per share.

During the nine months ended September 30, 2018, the Company issued 618,334 shares of Common Stock upon the exercise of 618,334 options, resulting in net proceeds of approximately $382,000 and issued 367,352 shares of Common Stock upon the cashless exercise of 450,000 options.

During the nine months ended September 30, 2018, the Company issued 26,000 shares of Common Stock, valued at approximately $108,000, for employee bonuses accrued at December 31, 2017 and issued 47,500 shares to employees in accordance with employment agreements.

During the nine months ended September 30, 2018, the Company issued 25,000 shares of Common Stock, valued at approximately $104,000, for consulting services.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

9.	STOCKHOLDERS’ EQUITY, continued

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

Potentially dilutive securities were comprised of the following:

	September 30,
	2018	2017
Stock purchase warrants	3,179,500	5,392,157
Convertible debt warrant	536,250	-
Options	1,534,000	2,022,000
	5,249,750	7,414,157

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

11.	ACQUISITIONS

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

	East Coast Hydro	Humboldt Depot	Superior Growers Supply	Central Coast Garden	Santa Rosa Hydro	Heavy Gardens	Total
Inventory	$1,002,300	$389,800	$517,950	$254,900	$1,500,000	$-	$3,664,950
Prepaids and other current assets	30,200	6,800	-	-	-	-	37,000
Furniture and equipment	45,600	30,000	50,000	4,600	100,000	-	230,200
Goodwill	1,341,400	654,000	540,250	136,400	4,884,500	433,000	7,989,550
Total	$2,419,500	$1,080,600	$1,108,200	$395,900	$6,484,500	$433,000	$11,921,700

The table below represents the consideration paid for the net assets acquired in business combinations.

	East Coast Hydro	Humboldt Depot	Superior Growers Supply	Central Coast Garden	Santa Rosa Hydro	Heavy Gardens	Total
Cash	$1,201,200	$896,600	$817,950	$257,000	$2,425,000	$150,000	$5,747,750
Assumption of payables	66,300	-	-	-	-	-	66,300
Seller financing	600,000	-	-	-	415,000	72,000	1,087,000
Common stock	552,000	184,000	290,250	138,900	3,644,500	211,000	5,020,650
Total	$2,419,500	$1,080,600	$1,108,200	$395,900	$6,484,500	$433,000	$11,921,700

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended September 30, 2018

	East Coast Hydro	Humboldt Depot	Superior Growers Supply	Central Coast Garden	Santa Rosa Hydro	Heavy Gardens	Total
Acquisition date	1/23/2018	1/30/2018	4/12/2018	6/8/2018	7/13/2018	9/14/2018
Revenue	$3,450,600	$2,030,200	$1,926,400	$498,000	$1,594,900	$121,500	$9,621,600
Earnings	$613,000	$147,600	$178,200	$56,000	$165,300	$5,800	$1,165,900

The following represents the proforma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the nine months ended September 30, 2017.

Pro forma consolidated income statement

September 30, 2017
Revenue	$31,450,000
Earnings	$(337,900)

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

12.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2018 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of eighteen (18) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, six (6) in the state of California, three (3) in the state of Michigan, one (1) in the state of Nevada, one (1) in the state of Washington, one (1) in the State of Oklahoma and one (1) in the state of Rhode Island, and an online e-commerce store, HeavyGardens. Our plan is to open and operate hydroponic/gardening stores throughout the United States.

Today, our 18 facilities operate in 7 states, each state considered an operating region. In 2018, we acquired approximately $25 million in revenue from the six acquisitions completed so far this year. We continue to achieve our yearly growth goals of 100% year over year growth. Our operations span over 100,000 sq. ft of retail and warehouse space. We employ today approximately 75 agronomist and horticulturist that we have branded “Grow Pros”. In addition to our store operations, GrowGeneration also operates 5 divisions. These wholly-owned divisions are, GrowGeneration Canada, GrowGeneration Commercial, GrowGeneration Hemp, GrowGeneration Distribution and our newly purchased e-commerce super-store HeavyGardens.com. GrowGeneration Commercial is operated as a stand-alone entity to sell directly into the commercial markets. These sales calls include new build-outs, large capital projects and multi-state operators. Commercial customers set up accounts and can order directly online and receive their commercial pricing. HeavyGardens.com is the Company’s recent acquisition of an e-commerce online superstore that today generates around $300,000 a month in sales and, has over 60,000 unique visitors. The Company is implementing an omni- channel approach of ordering online and picking up at one of our store locations. We have allocated marketing dollars to a digital marketing campaign to further grow our online brand presence. GrowGeneration Canada was formed to mirror our US operations and strategies to acquire hydro operations in Canada. We plan to have 3 locations, in British Columbia, Quebec and Ontario, operating in the early part of 2019. GrowGeneration Hemp is developing a supply chain to outfit hemp farms, currently over 26,000 acres, with equipment and supplies. As more of these hemp farms become operational and the demand for CBD Isolate and Biomass soars, the increase in hemp farming will be a high growth channel for the Company. Lastly, GrowGen Distribution is sourcing and developing new and innovative agricultural products, private label and exclusive products to drive margins and introduce the commercial growers to the latest in new technologies to increase yields and the quality of their plants.

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment, and other products needed to grow indoors and outdoors. Our strategy is to target two distinct groups of customers; namely (i) commercial growers, and (ii) smaller growers who require a local store to fulfill their daily and weekly growing needs. Our supply-chain includes over 10,000 sku’s, across 12 product departments. We can deliver directly to the grower’s facility, and they can pick up the products at one of our stores or, order online and pick up at one of our stores.

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

Our target market segments include the commercial growers in the cannabis market (dispensaries, cultivators and caregivers), the home cannabis grower and to businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with smaller single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment business are well over $4 billion.

Sales at our stores have grown since we commenced our business in May 2014, when we acquired the assets of Southern Colorado Garden Supply Corp. (d/b/a Pueblo Hydroponics), which owned and operated four retail stores. Our growth has been fueled by the purchase of additional retail stores, frequent and higher dollar transactions from commercial growers, individual home growers and gardeners who grow their own organic foods. We expect to continue to experience significant growth over the next few years, primarily from existing and new stores that we open or acquire. Our growth is likely to come from four distinct channels: establishing new stores in high-value markets, internal growth at existing stores, acquiring existing stores with strong customer bases and strong operating histories and the creation of a business to business e-commerce portal at www.GrowGeneration.com.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2018 to September 30, 2017

The following table presents certain consolidated statement of operations information and presentation of that data as a $ change from year-to-year.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ Variance
Net revenue	$8,406,255	$4,028,170	$4,378,085
Cost of goods sold	6,249,129	2,912,328	3,336,801
Gross profit	2,157,126	1,115,842	1,041,284
Operating expenses	2,732,337	1,573,931	1,158,406
Operating income (loss)	(575,211)	(458,089)	(117,122)
Other income (expense)	(209,362)	(2,798)	(206,564)
Net income (loss)	$(784,573)	$(460,887)	$(323,686)

Revenue

Net revenue for the three months ended September 30, 2018 increased approximately $4.4 million, or 109%, to approximately $8.4 million, compared to approximately $4.0 million for the three months ended September 30, 2017. The increase in revenues in 2018 was primarily due to the addition of 8 new stores opened or acquired after September 30, 2017, and the new e-commerce site acquired in mid-September 2018, offset by the decline in same store sales as further discussed below. The 8 new stores and the new e-commerce web site contributed $4.9 million in revenue for the quarter ended September 30, 2018. The chart below shows sales by market for the three months ended September 30, 2018 and 2017. The Company also consolidated some stores in 2018 and 2017 in Colorado that had revenues of $123,563 for the three months ended September 30, 2018 and $631,097 for the three months ended September 30, 2017.

The Company continues to focus on the six markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We are also focusing on new store acquisitions, proprietary products and on developing our online and Amazon sales which we expect to contribute more to sales in the fourth quarter of 2018.

	Sales by Market
	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017	Variance
Colorado market	$1,816,620	$1,833,869	$(17,249)
California market	3,416,915	815,270	2,601,645
Rhode Island market	1,114,306	-	1,114,306
Michigan market	1,101,356	-	1,101,356
Nevada market	491,294	513,513	(22,219)
Washington market	219,434	233,382	(13,948)
Closed/consolidated locations	121,536	632,136	(510,600)
E-commerce site	124,794	-	124,794
Total revenues	$8,406,255	$4,028,170	$4,378,085

Sales of the Company’s products in the Colorado market declined $17,249 or less that 1% comparing the quarter ended September 30, 2018 to September 30, 2017 and is primarily due to store consolidations and the Company’s focus on operating larger, more profitable stores. Sales of the Company’s products in the California market have seen growth of approximately $2.6 million from the addition of four (4) new stores through acquisitions, offset by a decline in revenues in our Santa Rosa store of approximately $281,000. The California market experienced slower growth in the prior and current quarters as a result of a change in the regulatory environment and the implementation of new rules and regulations which have slowed the issuance of new licenses. However, the Company is positioned to grow as new licenses are issued. Sales in our Santa Rosa store decreased $281,000 or 40% comparing the quarter ended September 30, 2018 to the quarter ended September 30, 2017. Our San Bernardino store increased by 148%, or $200,000, comparing the quarter ended September 30, 2018 to the quarter ended September 30, 2017. We attribute this gain to the Southern California issuances of licenses in the Riverside County. With the recent acquisition of Santa Rosa Hydro in July 2018, one of the country’s largest hydroponic stores, the Company projects to add an incremental $8.0 million in annual sales in the Santa Rosa market.

The recognition of revenue in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018 for which there was no comparable revenue in 2017. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in the fourth quarter of 2018.

Although revenues in the Nevada market had a slight decline of $22,000, comparing the quarter ended September 30, 2018 to the quarter ended September 30, 2017, the decline in revenue was attributable to large one-time sales to a commercial customer during the quarter ended September 30, 2017, related to this customer’s initial buildout of their commercial grow facility.

Sales in the Washington market had a slight decrease in revenue of $14,000 comparing the quarter ended September 30, 2018 to the quarter ended September 30, 2017.

The Company had the same 9 stores opened for the entire three months ended September 30, 2018 and 2017, five (5) in Colorado, two (2) in California, one (1) in Nevada, and one (1) in Washington. These same stores generated $3.3 million in sales for the three months ended September 30, 2018, compared to $3.4 million in sales for the same period ended September 30, 2017, a decrease of 4%. With regard to same store sales, our revenue in the Colorado market has declined comparing the three months ended September 30, 2018 to the three months ended September 30, 2017 by approximately $17,000 or approximately 1%, primarily due to the loss of customers when we consolidated locations in the first quarter of 2018. While there was a loss of some revenue from customers where stores were consolidated, all operating costs were eliminated from the store that was closed and consolidated into another store location. Revenue in the California market declined by approximately $81,000 or 10%, primarily due to the large fires in the Santa Rosa area in October 2017 which closed our store for 17 days due to mandatory evacuations. The Santa Rosa fires also impacted our commercial customer base and revenues in the Santa Rosa area which have not returned to their pre-October 2017 revenue levels. The Washington market has a slight decline of revenues of approximately $14,000 of 6%. With regard to the Nevada market, the decline in revenue of $22,000 or 4% was attributable to large one-time sales to a commercial customer during the quarter ended September 30, 2017 related to this customer’s initial buildout of their commercial grow facility. In the Colorado market, we are not seeing additional commercial grows as this market has matured and is going through a consolidation.

	9 Same Stores All Markets
	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017	Variance
Colorado market	$1,816,620	$1,833,869	$(17,249)
California market	734,299	815,270	(80,971)
Washington market	219,434	233,382	(13,948)
Nevada market	491,294	513,513	(22,219)
Net revenue, all markets	$3,261,647	$3,396,034	$(134,387)

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018 increased approximately $3.3 million, or 115%, to approximately $6.2 million, as compared to approximately $2.9 million for the three months ended September 30, 2017. The increase in cost of goods sold was primarily due to the 109% increase in sales comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. The increase in cost of goods sold is directly attributable to the increase in the number of stores as discussed above.

Gross profit was approximately $2.2 million for the three months ended September 30, 2018, compared to approximately $1.1 million for the three months ended September 30, 2017, an increase of approximately $1.1 million or 100%. Gross profit as a percentage of sales was 25.7% for the three months ended September 30, 2018, compared to 27.7% for the three months ended September 30, 2017. The decrease in the gross profit margin percentage is due to 1) the increase in sales to commercial customers that have lower margins than retail customers and 2) the higher cost of inventory for acquired companies. As we acquire companies, the cost of their inventory, recorded at fair market value, has an initial higher cost than pre-acquisition inventory values. As the purchased inventory is being sold, since it has a higher cost basis, margins are lower. Once the acquired inventory is sold through, which takes approximately three months, the cost basis of inventory replaced is at a lower cost basis, which will be realized in future periods as higher gross margins. Commercial customers make up the majority of our revenues and we continue to target large commercial customers. The Company continues to focus on higher margin items and proprietary additives and other consumables that provide higher margin opportunities for us.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $1.4 million for the three months ended September 30, 2018 and approximately $801,000 for the three months ended September 30, 2017, an increase of approximately $614,000 or 77%. The increase in store operating costs was directly attributable to the 109% increase in sales from the addition of eight (8) new locations that were acquired in 2018 and that were not open for any portion of the three months ended September 30, 2017 and our new e-commerce site that was acquired mid-September 2018. A Colorado store opened in the fourth quarter of 2017 was closed on September 30, 2018 and those commercial customers will be serviced out of our Denver store. Store operating costs as a percentage of sales were 16.8% for the three months ended September 30, 2018, compared to 19.9% for the three months ended September 30, 2017. Operating costs, as a percentage of revenue, are affected in certain markets by seasonality. The second and third quarters are generally higher revenue months due to peak outdoor growing season during those months. Store operating costs were positively impacted by the acquisitions of new stores in 2018 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues. Corporate overhead was 15.7% of revenue for the three months ended September 30, 2018 and 19.2% for the three months ended September 30, 2017. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $1.3 million for the three months ended September 30, 2018, compared to approximately $773,000 for the three months ended September 30, 2017. The increase in salaries expense from 2017 to 2018 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff, and online sales presence. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 5.5% for the three months ended September 30, 2018 compared to 6.7% for the three months ended September 30, 2017. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $375,000 for the three months ended September 30, 2018 and approximately $238,000 for the three months ended September 30, 2017, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. In the third quarter 2018, we incurred legal and audit fees related to two acquisitions. These types of costs were not incurred during the quarter ended September 30, 2017. General and administrative costs as a percentage of revenue were 4.5% for the three months ended September 30, 2018, and 5.9% for the three months ended September 30, 2017. As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $481,000 for the three months ended September 30, 2018, compared to approximately $266,000 for the three months ended September 30, 2017.

Net Loss

The net loss for the three months ended September 30, 2018 was $784,573, compared to a net loss of $460,887 for the three months ended September 30, 2017. The increase in the net loss from 2017 to 2018 of $323,686 was primarily due to (1) an increase in amortization of debt discount, share based compensation and depreciation of $451,813, all non-cash expenses, and (2) increases in other corporate overhead of $328,831 offset by the approximately $427,000 increase in net margin contribution in 2018 after deducting store operating costs.

Comparison of the nine months ended September 30, 2018 to September 30, 2017

The following table presents certain consolidated statement of operations information and presentation of that data as a $ change from year-to-year.

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017	$ Variance
Net revenue	$19,939,572	$10,722,738	$9,216,834
Cost of goods sold	14,863,600	7,775,718	7,087,882
Gross profit	5,075,972	2,947,020	2,128,952
Operating expenses	6,933,124	4,025,494	2,907,630
Operating income (loss)	(1,857,152)	(1,078,474)	(778,678)
Other income (expense)	(811,846)	(6,119)	(805,727)
Net income (loss)	$(2,668,998)	$(1,084,593)	$(1,584,405)

Revenue

Net revenue for the nine months ended September 30, 2018 increased approximately $9.2 million, or 86%, to approximately $19.9 million, compared to approximately $10.7 million for the nine months ended September 30, 2017. The increase in revenue was due to the addition of eight (8) new stores acquired after December 31, 2017 and a new e-commerce site acquired in mid-September 2018. The chart below shows sales by market for the nine months ended September 30, 2018 and 2017. The Company also had consolidated some stores in 2017 and 2018 that had sales of $691,641 for the nine months ended September 30, 2018 and $665,700 for the nine months ended September 30, 2017.

While the Company continues to focus on the 7 markets noted below and the growth opportunities that exist in each market, we also are focusing on new store acquisitions, proprietary products, and developing our online and Amazon sales, which we expect to contribute to sales in the fourth quarter of 2018.

	Sales by Market
	Nine months Ended	Nine months Ended
	September 30, 2018	September 30, 2017	Variance
Colorado market	$5,385,585	$4,560,209	$825,376
California market	6,358,549	1,843,672	4,514,877
Rhode Island market	3,450,640	-	3,450,640
Michigan market	1,926,370	-	1,926,370
Nevada market	1,287,101	1,318,909	(31,808)
Washington market	718,149	334,248	383,901
E-commerce market	121,537	-	121,537
Consolidated/closed location	691,641	2,665,700	(1,974,059)
Total revenues	$19,939,572	$10,722,738	$9,216,834

Overall sales in the Colorado market increased approximately $825,400 or 18%, as noted above, comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017, with a majority of that increase attributable to the opening of our new Denver Mississippi store location in April 2017. We continue to focus selling efforts in building growth in this market.

Our sales in the California market have seen growth of approximately $4.5 million primarily from the addition of 5 new stores through acquisitions offset by a decline in revenues of approximately $404,000 or 24% resulting from the Santa Rosa wildfires in October 2017, as discussed further below in the same store sales analysis, comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. The California market experienced slower grow in the current and prior quarter as a result of a change in the regulatory environment, and the implementation of new rules and regulations which have slowed the issuance of new licenses. However, the Company is positioned to grow as new licenses are issued. With the recent acquisition of Santa Rosa Hydro in July 2018, one of the country’s largest hydroponic store, the Company projects to add an incremental $2.0 million in sales in the Santa Rosa market.

Revenues in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018 for which there was no comparable revenue in 2017. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in the fourth quarter of 2018.

Our revenue in the Nevada market decreased slightly by approximately $32,000 comparing the nine months ended September 30, 2018 to nine months ended September 30, 2017, despite the fact that a large one-time $288,000 sale to a commercial customer during the nine months ended September 30, 2017 related to this customer’s initial buildout of its commercial grow facility for which there was no comparable one-time sale for the nine months ended September 30, 2018.

The increase in the Washington market is due to the new store acquisition in May 2017, for which there was only revenue for approximately four and a half months in 2017 compared to a full nine months for 2018.

The Company had the same six (6) stores opened for the entire nine months ended September 30, 2018 and 2017. These same stores generated $6.3 million in sales for the nine months ended September 30, 2018, compared to $7.0 million in sales for the same period ended September 30, 2017, a decrease of 10%. With regard to same store sales, total revenues in our Colorado declined approximately $258,000 or 10% comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017. Colorado is a very mature and competitive market with no real growth and the revenue loss is due to customer loss mostly from growers that have closed their operations. Our revenue in the California market has declined by approximately $404,000 or 24% primarily due to the effects of the large fires in the Santa Rosa area in October 2017 which impacted our commercial customer base. Revenues in the Santa Rosa market have not recovered from the pre-fire sale levels. Revenues in the Nevada market was relatively flat with a slight 2% decline, but revenue from the nine months ended September 30, 2017 includes one-time sales of approximately $288,000 to a customer that was doing an initial build out of a grow facility for which there was no comparable one-time sale in 2018.

	6 Same Stores All Markets
	Nine months Ended September 30,	Nine months Ended September 30,
	2018	2017	Variance
Colorado market	$3,686,281	$3,944,433	$(258,152)
California market	1,304,032	1,708,195	(404,163)
Nevada market	1,287,101	1,318,909	(31,808)
Net revenue	$6,277,414	$6,971,537	$(694,123)

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2018 increased approximately $7.1 million, or 91%, to approximately $14.9 million, as compared to $7.8 million for the nine months ended September 30, 2017. The increase in cost of goods sold was due to the 86% increase in sales comparing the nine months ended September 30, 2018 to the same period in 2017. The increase in cost of goods sold is directly attributable to the increase in the number of stores as noted above.

Gross profit was approximately $5.1 million for the nine months ended September 30, 2018, compared to approximately $2.9 million for the nine months ended September 30, 2017, an increase of approximately $2.2 million or 72%. Gross profit as a percentage of sales was 25.5% for the nine months ended September 30, 2018, compared to 27.5% for the nine months ended September 30, 2017. The slight decrease in the gross profit percentage is due to 1) the increase in sales to commercial customers that have lower margins than retail customers and 2) the higher cost of inventory for acquired companies. As we acquire companies, the cost of their inventory, recorded at fair market value, has an initial higher cost than pre-acquisition inventory. As those items are being sold, since they have a higher cost basis, margins are lower. Once the acquired inventory is sold through, which normally takes approximately three months, the cost basis of inventory replaced is at our normal cost basis (which is lower than our acquired inventory cost basis), which will be realized in future periods gross margin. Commercial customers make up the majority of our revenues and we continue to target large commercial customers. The Company continues to focus on higher margin items and proprietary additives and other consumables that provide higher margin opportunities for us.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $3.5 million for the nine months ended September 30, 2018 compared to approximately $2.1 million for the nine months ended September 30, 2017, an increase of approximately $1.4 million or 65%. The increase in store operating costs was directly attributable to the 86% increase in sales from the addition of eight (8) locations and the one e-commerce site, acquired in September 2018, that were not open for any portion of the nine months ended September 30, 2017, and three stores that were opened at various times in 2017. Store operating costs as a percentage of sales were 17.3% for the nine months ended September 30, 2018, compared to 19.6% for the nine months ended September 30, 2017. Operating costs, as a percentage of revenue, are affected by seasonality. The second quarter and third quarters are generally higher revenue months due to peak outdoor growing season during those months. Store operating costs were positively impacted by the acquisitions of new stores in 2018 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues. Corporate overhead was 17.4% of revenue for the nine months ended September 30, 2018 and 18% for the nine months ended September 30, 2017. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $3.5 million for the nine months ended September 30, 2018, compared to approximately $1.9 million for the nine months ended September 30, 2017. The increase in salaries expense from 2017 to 2018 was due primarily to the increase in corporate staff to support expanding operations including, purchased store integration, accounting and finance, information systems, purchasing and commercial sales staff, and online sales presence. It should be noted that when we consummate a new acquisition, the purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments thus delivering cost savings. Corporate salaries as a percentage of sales were 6% for the nine months ended September 30, 2018 compared to 5.4% for the nine months ended September 30, 2017. General & administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees, insurance and legal fees, were approximately $1.1 million for the nine months ended September 30, 2018 and approximately $645,000 for the nine months ended September 30, 2017, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. For the nine months ended September 30, 2018 we incurred legal and audit fees related to four acquisitions and costs related to our first annual shareholders meeting. These costs were not incurred for the nine months ended September 30, 2017. General and administrative costs as a percentage of revenue were 5.7% for the nine months ended September 30, 2018, compared to 6.0% for the nine months ended September 30, 2017.

As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $1.2 million for the nine months ended September 30, 2018, compared to approximately $708,000 for the nine months ended September 30, 2017. The increase in share-based compensation from $654,000 in 2017 to $920,000 in 2018 is due to an increase in 1) non-cash compensation to consultants, 2) stock issued to employees, and 3) the fair market value of options issued to employees.

Net Income (Loss)

The net loss for the nine months ended September 30, 2018 was approximately $2.7 million, compared to a net loss of approximately $1.1 million for the nine months ended September 30, 2017. The increase in the net loss from 2017 to 2018 of approximately $1.6 million was primarily due to 1) increases in non-cash expenses, share based compensation, depreciation and amortization and amortization of debt discount which accounted of approximately $1.3 million of the increase and 2) an increase of approximately $1.1 million in general and administrative and payroll costs. The increase in costs noted above were offset by approximately $770,000 increase in net margin contribution in 2018 after deducting store operating costs. Amortization of debt discount did not exist in 2017.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $1.9 million compared to approximately $2.6 million for nine months ended September 30, 2017. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustment totaled approximately $2 million and $708,400 for the nine months ended September 30, 2018 and 2017, respectively, so non-cash adjustments had a greater positive impact on net cash provided by operating activities for the nine months ended September 30, 2018 than the same period in 2017. The increase in the net cash used in operating activities was related to the increase in the net loss of approximately $1.6 million comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2018, an increase in inventory of approximately $1.2 million, an increase in accounts receivable of approximately $356,000, offset by an increase in accounts payable and other current liabilities of approximately $457,000. The increase in accounts payable and other accrued expenses was attributable to the increase in the number of operating stores in 2018.

Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $2.6 million. This amount was primarily related to increases of inventory of approximately $2.4 million, accounts receivable of $293,000, offset by an increase in accounts payable and other current liabilities of $787,000. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2016 and September 30, 2017.

Net cash used in investing activities was approximately $6.3 million for the nine months ended September 30, 2018 and approximately $870,000 for the nine months ended September 30, 2017. Investing activities in 2018 were primarily attributable to six acquisitions in 2018 in which the we paid approximately $5.8 million in cash. Other investing activities in 2018 were the purchase of vehicles and store equipment totaling approximately $455,000. Investing activities in 2017 related the purchase of vehicles and store equipment to support new store operations. Between January 1, 2017 and September 30, 2017, the Company opened 4 new locations.

Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $21.2 million and represented approximately $10.0 million from the proceeds of a private placement of our Common Stock which closed in May 2018, $9 million in proceeds from a convertible debt offering which closed in January 2018, and proceeds from the exercise of warrants and options of approximately $2.5 million. Net cash provided by financing activities for the nine months ended September 30, 2017 was $4.8 million and was primarily from proceeds from the sales of Common Stock, net of offering costs, of $3.2 million, and proceeds from the exercise of warrants of $1.6 million.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	September 30, 2018	September 30, 2017
Net income (loss)	$(784,573)	$(460,887)
Interest	(4,795)	3,419
Depreciation and Amortization	114,159	22,987
EBITDA	(675,209)	(434,481)
Share based compensation (option compensation, warrant compensation, stock issued for services)	367,098	242,984
Amortization of debt discount	236,527	-

Adjusted EBITDA	$(71,584)	$(191,497

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net income (loss)	$(2,668,998)	$(1,084,593)
Interest	14,535	7,181
Depreciation and Amortization	230,070	63,035
EBITDA	(2,424,393)	(1,014,377)
Share based compensation (option compensation, warrant compensation, stock issued for services)	920,446	645,392
Amortization of debt discount	858,624	-

Adjusted EBITDA	$(645,323)	$(368,985)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had working capital of approximately $23.1 million, compared to working capital of approximately $5.6 million as of December 31, 2017, an increase of approximately $17.5 million. The increase in working capital from December 31, 2017 to September 30, 2018 was due primarily to the receipt of proceeds from an equity private placement offering of $10 million, a convertible debt offering of $9 million and proceeds from the exercise of warrants and options of $2.5 million. At September 30, 2018, we had cash and cash equivalents of approximately $14.3 million. As of the date of this filing, we believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $97,829 has been reserved as of September 30, 2018 and December 31, 2017.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2018, and December 31, 2017, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2018 and December 31, 2017.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of September 30, 2018 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2018.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)