Form 10-K
period 2018-12-31
GrowGeneration Corp.
filed 2019-04-01
CIK 1604868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2018

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

(800) 935-8420

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $73,391,900.

As of March 29, 2019, the Company had 28,844,552 shares of its common stock issued and outstanding, par value $0.001 per share.

i

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

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “GrowGeneration”, refer to GrowGeneration Corp. and its subsidiaries, including GrowGeneration Pueblo Corp, GrowGeneration California Corp., Grow Generation Nevada Corp., GrowGeneration Washington Corp., GrowGeneration Rhode Island Corp., GrowGeneration Michigan Corp, GrowGeneration Oklahoma Corp, GrowGeneration New England Corp, GrowGeneration Canada Corp, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp. and GrowGeneration Management Corp., on a combined basis.

ITEM 1. BUSINESS

Background

GrowGeneration Corp. (together with all of its wholly-owned subsidiaries, collectively “GrowGeneration” the “Company”) was incorporated in Colorado in 2014 to build a national chain of hydroponic equipment and supply garden centers in the U.S. Today, GrowGeneration is a leading marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening. As of December 31, 2018, we have grown into a chain of eighteen (18) retail hydroponic/garden centers, in 7 states, with five (5) located in Colorado, six (6) in California, one (1) in Nevada, one (1) in the Washington, one (1) in Rhode Island, one (1) in Oklahoma and three (3) in Michigan. In the first quarter of 2019, we acquired three (3) new hydroponic stores, one each in California, Colorado and Nevada and we opened new stores in Oklahoma and Maine. In addition, during the first quarter of 2019, we consolidated two stores both in California and Colorado. GrowGeneration expansion plan includes both acquiring existing hydroponic operations, as well as opening up garden centers in selected markets. Our 21 garden stores have been owned and operated through 7 wholly owned subsidiaries.

Products

GrowGeneration is one of the largest retailers of hydroponic products in the United States and is engaged in the business of marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools.

●

GrowGeneration is also actively seeking to either acquire or establishment private labeled products, which would be sold through GrowGeneration garden centers under brands owned or controlled by the Company. In this regard, the Company acquired a variety of trademarks in March 2019 to bolsters its ability to supply branded ‘house’ products to our customers. From trellis netting, to plastic pots, to organic nutrients, GrowGeneration expects to roll out a complete line of private labeled products to offer our customers at great prices, which is expected to have a positive impact on margins and profitability in the near term.

A list of the product trademarks the Company acquired are listed below:

●	Blueprint Controllers

●	Carbide

●	DuraBreeze

●	Elemental Solutions

●	GrowXcess

●	GaurdenWare

●	Harvester’s Edge

●	Hydro Thrive

●	Ion

●	MixSure +

●	OptiLUME Enhanced

●	Pioneer

●	Predator Lighting

●	Smart Support

●	Sunleaves Garden

●	Sunspot

●	Super Starter

●	Utopian Systems

●	VitaLUME

●	VitaPlant

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

Customers and Suppliers

Our key customers vary by state and are expected to be more defined as the Company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing activity. Currently, none of our customers accounted for more than 5% of our sales in 2018 or 2017.

Our key suppliers include several manufacturers and distributors such as FoxFarm Fertilizer, Canna, USA Mills Nutrients, Sunlight Supply, Hydrofarm, and others. All the products purchased and sold are applicable to indoor and outdoor growing for organics, greens, and plant-based medicines. As of December 31, 2018, and 2017, two suppliers represent 56% and 61% of our purchases, respectively. The Company is of the opinion that the loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products and the Company maintains direct manufacturing agreements with vendors.

Demand for Products

Demand for indoor and outdoor growing equipment is currently high due to legalization of plant-based medicines, primarily Cannabis, which requires equipment purchases for build-out and repeat purchases of consumable nutrients needed during the growing period. This demand is projected to continue to increase as a result of the approval of a comprehensive, publicly available medical marijuana/cannabis programs laws in 34 states and the District of Columbia as of the date thereof. Continued innovation and more efficient build-out technologies along with larger and consolidated cultivation facilities are expected to further expand market demand for GrowGeneration products and services. We expect the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states. Each segment will be optimized to different distribution channels that GrowGeneration currently provides. We are of the opinion that as our volume increases, we will obtain volume discounts on purchasing that should allow us to maximize our revenues and expand gross profit margins.

E-Commerce Strategy

The Company has developed its e-commerce website and portal, www.growgeneration.com and www.heavygardens.com which offers for sale hydroponic, specialty and organic gardening products. Online shoppers are able to shop from product departments, from nutrients to lighting to hydroponic and greenhouse equipment, delivering an easy and quick method to find the products that they want to purchase. Our e-commerce site is designed to appeal to the professional growers. Each product listed on the site contains product descriptions, product reviews and a picture so the customers can make an informed and educated purchase. Our product filters allow the customers to search by brand, manufacturer, or by function such as wattage. Designed as an information portal as well as an e-commerce store, the customers will find videos, articles, blogs and other relevant content, all generated by GrowGeneration’s internal staff, which we call our “Grow Pros”. The GrowGeneration customers are able to shop and order online 24/7 and, choose to receive products delivered directly to their grow operations, or for pick up at one of the GrowGeneration retail stores. In addition, customers may simply use our site as a resource and shop with our Grow Pros at one of our retail locations. Google advertising, social media and in store advertising are the primary advertising tools we use to drive traffic to www.growgeneration.com.

Acquisitions

On January 26, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration California Corp., to purchase the assets from Palm Springs Hydroponics, Inc. located in Palm Springs, California. In connection with the purchase of the assets, the Company also entered into a commercial lease agreement with a term of five years and three months, effective from February 7, 2019 to April 30, 2024, to rent the premises where the assets were located to open a new store.

On January 26, 2019, the Company entered into another asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Nevada Corp., to purchase the assets from Reno Hydroponics, Inc. located in Reno, Nevada. In connection with the purchase of the assets, the Company also entered into a one-year commercial lease agreement, effective from February 1, 2019 to January 31, 2020, to rent the premises where the assets were located to open a new store.

On November 28, 2018, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Pueblo Corp., to purchase the assets of Chlorophyll, Inc., located in Denver, Colorado. In connection with the purchase of the assets, the Company also entered into a five-year commercial lease agreement, effective from January 21, 2019, to rent the premises where the assets are located to open a new store.

On August 30, 2018, the Company entered into an asset purchase agreement, amended on September 14, 2018, with Virgus, Inc. d/b/a/ Heavy Gardens, an online store of hydroponic and garden supplies (“Heavy Gardens”) to purchase the assets of Heavy Gardens through its wholly-owned subsidiary, GrowGeneration HG Corp. The closing of the asset purchase took place on September 14, 2018.

On June 28, 2018, the Company entered into a restated and amended asset purchase agreement to purchase the assets of a retail hydroponic store, Santa Rosa Hydroponics & Grower Supply Inc., located in Santa Rosa, California. On July 13, 2018, the parties entered into an amendment to the purchase agreement and conducted the closing of the asset purchase. In connection with the purchase of the assets, the Company also entered into a commercial lease agreement, effective from July 14, 2018 to July 13, 2023, to rent the premises where the assets were located to open the new store.

On April 12, 2018, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Michigan Corp., to purchase substantially all of the assets of Superior Growers Supply, Inc.’s business located in Michigan. In connection with the purchase of the assets, the Company also entered into a commercial lease, effective from April 12, 2018 to April 11, 2023, to rent the premises where a part of the assets are located. The Company entered into two additional leases. Following this acquisition, the Company opened three stores in the state of Michigan.

On December 22, 2017, the Company entered into an asset purchase agreement to purchase all of the assets of a retail hydroponic store, East Coast Hydroponic Warehouse, located in Warwick, RI. The closing of the asset purchase took place on January 23, 2018. In connection with the purchase of the assets, the Company also entered into a commercial lease, to be effective from January 24, 2018 to January 23, 2023, to rent the premises where the assets were located to open the new store.

On October 25, 2017, the Company entered into an asset purchase agreement through GrowGeneration California to purchase all of the assets of a retail hydroponic store, Humboldt Depot, located in Arcata, CA. The closing of the asset purchase took place on January 30, 2018. In connection with the purchase of the assets, the Company also entered into two commercial leases, to be effective from February 1, 2018 to January 31, 2021, to rent the premises where the assets were located to open the new store.

Seasonality

Our business is subject to seasonal influences. Generally, our highest volume of sales occurs in our second and third fiscal quarter, and the lowest volume occurs during our first or fourth fiscal quarter.

Competition

The markets in which we sell our products are highly competitive. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as online product resellers and large online marketplaces such as Amazon.com and eBay. Our industry is a highly fragmented industry with over 1,000 retail outlets throughout the U.S. We compete with companies that have greater capital resources, facilities and diversity of product lines. Our competitors may also introduce new hydroponic growing equipment, manufacturers may sell equipment direct to consumers, and our distributers could cease sales of product to us.

Notwithstanding the foregoing, we do believe that our pricing, inventory and product availability and overall customer service provide us with the ability to compete in this marketplace. In addition, as we increase our number of stores and inventory per store, we expect to be able to purchase larger amounts of inventory at lower volume sale prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. We compete on supply chain competency, field sales support, in-store sales support, the strength of our relationships with major manufacturers, distributors and advertising, that as we expand our national brand with operations, in multiple states, we will be able to retain and acquire customers for our products

Based on our knowledge and communication with our suppliers, we do not believe our suppliers sell directly to the retail market or our customers.

Intellectual Property and Proprietary Rights

Our intellectual property consists of our brands and their related trademarks, domain names and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles. We also hold rights to website addresses related to our business including websites that are actively used in our day-to-day business such as www.GrowGeneration.com. We own the federally registered trademark for “GrowGeneration®” “Where the Pros Go to Grow®” and HeavyGardens®.  In addition, we own several trademarks acquired March 2019 as detailed previously under the caption Products.

Government Regulation

We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 33 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.

Our gardening products, including our hydroponic gardening products, are multi-purpose products designed and intended for growing a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis.  Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.

Employees

As of December 31, 2018, we had 90 full time employees and11part-time employees. No employees are subject to collective bargaining agreements.

Principal Offices

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80223. As of December 31, 2018, for both stores and warehouses, we leased six (6) facilities in the State of Colorado, eight (8) in the State of California, one (1) in the State of Nevada, one (1) in the State of Washington, one (1) in the State of Rhode Island, one (1) in the State of Oklahoma and three (3) in the State of Michigan for our retail operations.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

We face intense competition that could prohibit us from developing or increasing our customer base and generating revenue.

The industry within which we compete is highly competitive. We compete with companies that have greater capital resources, facilities and diversity of product lines. We compete in the specialty gardening industry, selling hydroponic and organic nutrients, soils and other gardening related products. Additionally, if demand for our hydroponic growing equipment and products continues to grow, we expect many new competitors to enter the market, as there are no significant barriers to retail sales of hydroponic growing equipment and related gardening products. More established gardening companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sales of hydroponic growing equipment. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. Our competitors may also introduce new hydroponic growing equipment, manufacturers may sell equipment direct to consumers, and our distributers could cease sales of product to us.

If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in sales and marketing; and (iv) new store openings and or acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete. Moreover, even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. In addition, any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.

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

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our business indirectly.

State laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. While the prior Obama Administration had effectively stated that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the United States Attorney General announced the rescission of the Obama Administration’s policy, which indirectly negatively impacted our business.

Continued legislative authorization of cannabis at the state level is uncertain, and slow or halt use of cannabis caused by state legislation would negatively impact our business.

Our products are sold to growers of various crops, including cannabis. Disruption to the cannabis industry could cause some potential customers to be more reluctant to invest in growing equipment, including equipment we sell. Currently, 34 states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington, and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Our past private placements were made pursuant to an exemption from registration.

Since 2014, various private placements conducted by the Company were made in reliance upon the so-called “private placement” exemption from registration with the Securities and Exchange Commission (the “SEC”) provided by Sections 4(a)(2) of the 1933 Securities Act, by Regulation D, Rule 506 adopted there under, and the exemptions from registration provided by the Blue-Sky laws of states in which our securities are offered. However, reliance upon these exemptions is highly technical and should not be viewed as a guarantee that such exemptions are indeed available. If for any reason the private placement exemption is not available for past private placements and no other exemption from registration is found to be available, the sale of the securities in such private placements would be deemed to have been made in violation of the applicable laws, thus requiring registration of those securities. As a remedy for such a violation, each investor would have the right to rescind its purchase and to have its full investment returned. If an investor requests return of its investment, it is possible that funds would not be available to us for that purpose, and that liquidation of us may be required. Any refunds made would reduce funds available to us for our operations. A significant number of requests for rescission would probably leave us without funds sufficient to respond to such requests or to proceed successfully with its activities.

There are a significant number of shares of common stock eligible for sale, which could depress the market price of such shares.

Our Registration Statement on Form S-1 has registered a total of 2,123,911 shares of our common stock available for sale in the public market. The availability of such a large number of shares of common stock for sale in the public market could harm the market price of the stock. Further, additional shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

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

During the year ended December 31, 2018, the principal amount of the promissory notes and accrued interest in the total amount of $5,927,677, net of unamortized debt discount of $2,305,746, was converted into 2,013,294 shares of common stock at the conversion rate of $3.00 per share. At December 31, 2018, the remaining principal amount of the promissory notes totaled $3,075,000, which is convertible into a large number of shares of our common stock.

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

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;

●	injury to our reputation;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions; and

●	a decline in our stock price.

We do not maintain any product liability insurance. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we developed. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

At of the date hereof, our officers and directors collectively beneficially own approximately 10.49% of our outstanding shares of Common Stock on a primary basis and 13.40% of our outstanding shares in Common Stock if they exercise all their options and warrants. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

Limited public market for our common stock currently exists, and an active trading market may not develop or be sustained.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. The Company’s common stock started trading on the OTCQB Marketplace on November 11, 2016 and started trading on the OTCQX Best Market on October 10, 2017. There is currently a limited public market for our common stock and there is no guarantee that any sustained trading market will develop in the near future or at all. In the absence of an active trading market:

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

As of the date hereof, we had outstanding warrants to purchase an aggregate of 3,643,250 shares of our common stock at a weighted average exercise price of $1.75 per share, and options to purchase an aggregate of 1,525,500 shares of our common stock (out of which 1,093,831 are vested as of this date) at a weighted average exercise prices of $1.87 per share. The exercise of such outstanding options and warrants will result in substantial dilution of your investment. In addition, our shareholders may experience additional dilution if we issue common stock in the future. Any of such dilution may have adverse effect on the price of our common stock.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80223. As of December 31, 2018, for both stores and warehouses, we leased six (6) facilities in the State of Colorado, eight (8) in the State of California, one (1) in the State of Nevada, one (1) in the State of Washington, one (1) in the State of Rhode Island, one (1) in the State of Oklahoma and three (3) in the State of Michigan for our retail operations. Information relating to our stores is set forth in the table below:

	Number of Locations	Square feet	Lease Expiration Dates
Colorado	6	2,000-12,500	April 2019 to October 2022
California	8	2,625-8,000	May 2020 to February 2022
Nevada	1	8,800	February 2022
Washington	1	3,200	April 2020
Rhode Island	1	9,000	January 2023
Michigan	3	5,300-11,000	March 2023 to September 2023
Oklahoma	1	9,800	September 2023

ITEM 3. LEGAL PROCEEDINGS

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth, for each quarter for the years ended December 31, 2018 and 2017, the reported high and low bid prices of our Common Stock.

Quarter Ended	High Bid	Low Bid

December 31, 2018	$4.05	$2.05
September 30, 2018	$5.07	$3.41
June 30, 2018	$5.49	$3.10
March 31, 2018	$9.94	$3.00
December 31, 2017	$4.23	$1.60
September 30, 2017	$2.13	$1.50
June 30, 2017	$2.35	$1.73
March 31, 2017	$2.60	$1.50

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of December 31, 2018 was 101.  The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On May 9, 2018, the Company completed a private placement of a total of 33.33 units of its securities at a price of $300,000 per unit to 3 accredited investors. Each unit consists of (i) 100,000 share of the Company’s Common Stock and (ii) 50,000 3-year warrant to purchase one share of Common Stock at an exercise price of $.35 per share. The Company raised an aggregate of $10,000,000 gross proceeds in the offering.

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

Stock Options and Stock Awards

The Company has a 2014 Equity Compensation Plan and a 2018 Equity Compensation Plan.

From inception to December 31, 2018, we have granted stock options under our 2014 Equity Compensation Plan to purchase an aggregate of 2,238,500 shares at exercise prices ranging from $0.60 to $5.11 per share. Of the total options granted as of December 31, 2018, 1,068,333 have been exercised and 174,667 have been forfeited, resulting in 1,534,000 options outstanding. In addition, as of December 31, 2018, 375,000 stock awards have been issued under our 2014 Equity Compensation Plan.

From inception to December 31, 2018, we have granted stock options under our 2018 Equity Compensation Plan to purchase an aggregate of 281,500 shares at exercise prices ranging from $2.25 to $3.59 per share. No options have been exercised or forfeited under the 2018 Equity Compensation Plan. In addition, as of December 31, 2018, 9,500 stock awards have been issued under our 2018 Equity Compensation Plan.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

OVERVIEW

GrowGeneration Corp. (“GrowGeneration, together with all of its wholly- subsidiaries or the “Company”) was incorporated in Colorado in 2014 to build a national chain of hydroponic equipment and supply garden centers in the U.S. Today, GrowGeneration is a leading marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening. As of December 31, 2018, we have grown into a chain of eighteen (18) retail hydroponic/garden centers, in 7 states, with five (5) located in Colorado, six (6) in California, one (1) in Nevada, one (1) in the Washington, one (1) in Rhode Island, one (1) in Oklahoma and three (3) in Michigan. In the first quarter of 2019, we acquired three (3) new hydroponic stores, one each in California, Colorado and Nevada and we opened new stores in Oklahoma and Maine. In addition, during the first quarter of 2019, we consolidated two stores both in California and Colorado. GrowGeneration expansion plan includes both acquiring existing hydroponic operations, as well as opening up garden centers in selected markets. Our current 21 stores are owned and operated through seven wholly-owned subsidiaries.

GrowGeneration is one of the largest distributors of hydroponic products in the United States and is engaged in the business of marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media, systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools.

Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales, gross profit margins, income from operations, net income and earnings per share. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.

In 2018, the Company focused its efforts on increasing its distributions through acquisitions and opening of new locations. We increased our store footprint from 10 to 21 locations in 2018. Sales more than doubled between 2017 and 2018. The Company acquired an e-commerce operation, HeavyGardens.com which is the basis for an omni-channel strategy that is being developed now to enable e-commerce at all of the GrowGeneration locations. We formed wholly-owned subsidiary GrowGeneration Canada Corp, GrowGeneration Hemp Corp’s in order to develop supply chain and sales strategies for the value markets, in the U.S and Canada. Furthermore, the Company began its implementation of an enterprise recourse planning (“ERP“) system which is business process management software that allows an organization to use a system of integrated applications to manage the business and automate many back office functions related to technology, services and human resources, that has been successfully implemented in all the operations of the Company in Colorado and Oklahoma.

Capital raised in 2018 totaled $19 million, which was raised primarily from the 3 largest private equity firms, Gotham Green Partners, Navy Capital and Merida Capital Partners.

On October 19, 2016, the Company was approved to start trading its Common Stock on the OTCQB Marketplace under the ticker symbol of “GRWG”.

On January 30, 2017, the Company entered into a commercial lease to rent certain premises located in Trinidad, Colorado, to be effective from March 1, 2017 to February 28, 2022. This 7,383 square feet premise is used by the Company to open a new store to replace and consolidate its existing 3,000 square feet store in Trinidad as part of the Company’s expansion plan.

On February 1, 2017, the Company entered into a commercial lease to rent certain 12,837 square feet premises located in Denver, Colorado, to be effective from February 1, 2017 to February 1, 2022. The premise is used by the Company for a new retail store, warehouse space and as the Company’s principal offices.

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

In April 2018, the Company consolidated its store located in Pueblo West with its Pueblo Downtown store.

On April 12, 2018, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Michigan Corp., to purchase substantially all of the assets of Superior Growers Supply, Inc.’s business located in Michigan. In connection with the purchase of the assets, the Company also entered into a commercial lease, effective from April 12, 2018 to April 11, 2023, to rent the premises where a part of the assets are located. The Company entered into two additional leases. Following this acquisition, the Company opened three stores in the state of Michigan.

On May 9, 2018, the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit. Each unit consists of (i) 100,000 shares of the Company’s $.001 par value common stock and (ii) 50,000 3-year warrants, each entitling the holder to purchase one share of the Company’s common stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

In May 2018, the Company consolidated its store located in Colorado Springs, CO with our Denver, CO store.

On June 28, 2018, the Company entered into a restated and amended asset purchase agreement to purchase the assets of a retail hydroponic store, Santa Rosa Hydroponics & Grower Supply Inc., located in Santa Rosa, California. On July 13, 2018, the parties entered into an amendment to the purchase agreement and conducted the closing of the asset purchase. In connection with the purchase of the assets, the Company also entered into a commercial lease agreement, effective from July 14, 2018 to July 13, 2023, to rent the premises where the assets were located.

On August 23, 2018, the Company signed a commercial lease to open a 10,000 Sq. Ft. warehouse and product showroom in Oklahoma City to service the emerging legal cannabis cultivators in the State of Oklahoma. The lease is effective from October 1, 2018 to September 30, 2023. The Company opened this store for business on October 1, 2018.

On August 30, 2018, the Company entered into an asset purchase agreement, amended on September 14, 2018, with Virgus, Inc. d/b/a/ Heavy Gardens, an online store of hydroponic and garden supplies (“Heavy Gardens”) to purchase the assets of Heavy Gardens through its wholly-owned subsidiary, GrowGeneration HG Corp. The closing of the asset purchase took place on September 14, 2018.

In October 2018, the Company consolidated its store located in Boulder, CO with our Denver, CO store.

On December 1, 2018, the Company entered into a lease agreement through its wholly-owned subsidiary, GrowGeneration Rhode Island, Corp., to rent certain premises located in Brewer, Maine, to be effective from December 1, 2018 to February 28, 2023. This premises will be used by the Company to open a new store.

On November 28, 2018, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Pueblo Corp., to purchase the assets of Chlorophyll, Inc., located in Denver, Colorado. In connection with the purchase of the assets, the Company also entered into a five-year commercial lease agreement, effective from January 21, 2019, to rent the premises where the assets are located to open a new store.

In November 2018, the Company signed a commercial lease to open a 9,600 Sq. Ft. warehouse and product showroom in Tulsa to service the emerging legal cannabis cultivators in the State of Oklahoma. The lease is effective from January 1, 2019 to December 31, 2024. The Company opened this store for business on February 1, 2019.

Effective January 1, 2019 our two Santa Rosa, CA stores were consolidated into a single store at our Santa Rosa Moorland location acquired in July 2018.

On January 26, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration California Corp., to purchase the assets from Palm Springs Hydroponics, Inc. located in Palm Springs, California. In connection with the purchase of the assets, the Company also entered into a commercial lease agreement with a term of five years and three months, effective from February 7, 2019 to April 30, 2024, to rent the premises where the assets were located to open a new store.

On January 26, 2019, the Company entered into another asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Nevada Corp., to purchase the assets from Reno Hydroponics, Inc. located in Reno, Nevada. In connection with the purchase of the assets, the Company also entered into a one-year commercial lease agreement, effective from February 1, 2019 to January 31, 2020, to rent the premises where the assets were located to open a new store.

In March 2019, the Company consolidated its store located in Canon City, CO with its Pueblo West, CO store.

RESULTS OF OPERATIONS

	For the Year Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2018	2017	(decrease)	Change

Sales	$29,000,730	$14,363,886	$14,636,844	102%
Cost of Sales	22,556,172	11,094,331	11,461,841	103%
Gross profit	6,444,558	3,269,555	3,175,003	97%
Operating expenses	10,700,206	6,120,068	4,580,138	75%
Loss from operations	(4,255,648)	(2,850,513)	(1,405,135)	49%
Other income (expense)	(818,107)	307,931	(1,126,038)	365%
Net loss	$(5,073,755)	$(2,542,582)	$(2,531,173)	100%

Revenue

Net revenue for the year ended December 31, 2018 were approximately $29 million, compared to approximately $14.4 million for the year ended December 31, 2017, an increase of $14.6 million, or 102%. The increase in revenues is due to the addition of 9 new retail stores and one e-commerce site during 2018 for which there were no sales for these retail stores and e-commerce site for the year ended December 31, 2017 and 3 stores opened during various times during 2017 that were open for all of 2018. Sales in the 9 new stores, the e-commerce site and the 3 stores opened in 2017 were approximately $19.8 million for the year ended December 31, 2018 compared to approximately $2.1 million for the year ended December 31, 2017. The Company also had store closures and consolidations in 2018 and 2017. Sales of the closed and consolidated stores was approximately $716,000 for the year ended December 31, 2018 and approximately $3.3 million for the year ended December 31, 2017.

While the Company continues to focus on the 7 markets noted below and the growth opportunities that exist in each market, we also are focusing on new store acquisitions, proprietary products, and developing our online sales with HeavyGargens.com and Amazon sales.

	Sales by Market
	Year Ended December 31, 2018	Year Ended December 31, 2017	Variance
Colorado market	$7,238,059	$6,280,842	$957,217
California market	9,148,343	2,462,646	6,685,697
Rhode Island market	4,700,102	-	4,700,102
Michigan market	3,086,693	-	3,086,693
Nevada market	1,924,025	1,782,624	141,401
Washington market	939,231	533,742	405,489
Oklahoma	463,278	-	463,278
Closed/consolidated locations	716,083	3,304,033	(2,587,950)
E-commerce site	784,916	-	784,916
Total revenues	$29,000,730	$14,363,886	$14,636,843

Overall sales in the Colorado market increased approximately $957,200 or 15%, as noted above, comparing the year ended December 31, 2018 to the year ended December 31, 2017, with a majority of that increase attributable to the opening of our new Denver South store location in April 2017. We continue to focus selling efforts in building growth in this market.

Our sales in the California market have seen growth of approximately $6.7 million primarily from the addition of 5 new stores through acquisitions during 2018, offset by a decline in revenues of approximately $404,000 or 24% resulting from the Santa Rosa wildfires in October 2017, as discussed above, comparing the year ended December 31, 2018 to the year ended December 31, 2017. The California market experienced slower growth in the current year as a result of a change in the regulatory environment, and the implementation of new rules and regulations which have slowed the issuance of new licenses. However, the Company is positioned to grow as new licenses are issued. With the recent acquisition of Santa Rosa Hydro in July 2018, one of the country’s largest hydroponic store, the Company projects to add an incremental $8.0 million annually in sales in the Santa Rosa market.

Revenues in the Rhode Island and Michigan markets are the result of new acquisitions in 2018 for which there was no comparable revenue in 2017. Three stores were acquired in the Michigan market in April 2018 and one store was acquired in the Rhode Island market in January 2018. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in 2019.

Our revenue in the Nevada market increased by approximately $141,400 comparing the year ended December 31, 2018 to year ended December 31, 2017. The Company continues to focus on adding commercial customers in the Nevada market.

The increase in the Washington market is due to the new store acquisition in May 2017, for which there was only revenue for approximately eight months in 2017 compared to a full year for 2018.

Oklahoma is a new market for the Company. Our new store opened on October 1, 2018.

The Company had the same 6 stores (four in Colorado, one in CA and one in Nevada) opened for the entire year ended December 31, 2018 and 2017. These same stores generated $8.4 million in sales for the year ended December 31, 2018, compared to $8.9 million in sales for the same period ended December 31, 2017, a decrease of 5.4%. The decline in revenues in these six same store sales was substantially offset by sales from new stores opened in 2017 and 2018. In particular, one store opened in south Denver in mid-April 2017, had revenues of $2.4 million in 2018, a 100% increase over 2017.

	6 Same Stores
	Year ended	Year ended
	December 31, 2018	December 31, 2017	Variance
Net revenue	$8,448,949	$8,926,734	$(477,785)

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2018 increased approximately $11.5 million, to $22.6 million, an increase of 103%, as compared to $11.1 million for the year ended December 31, 2017. The increase in cost of goods sold was due to the 102% increase in revenues comparing the year ended December 31, 2017 to 2018 primarily due to the increase in the number of stores between 2017 and 2018 as noted above.

Gross profit was $6.4 million for the year ended December 31, 2018, as compared to $3.3 million for the year ended December 31, 2017, an increase of approximately $3.1 million or 97%. Gross profit as a percentage of sales was 22.2% for the year ended December 31, 2018, compared to 22.8% for the year ended December 31, 2017. The slight decrease in the gross profit percentage was primarily due to the increase in non-cash inventory valuation adjustments of approximately $870,000 in 2018 compared to $463,000 in 2017. The impact of the inventory valuation adjustments in 2018 and 2017 was to reduce margin percentage by 3%. The inventory valuation adjustments consist of a reserve for obsolete inventory as well as the write down of inventory to its current market value where vendor pricing has declined during the year and we still held inventory purchased at higher prices.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $5.2 million for the year ended December 31, 2018 and approximately $3.0 million for the year ended December 31, 2017, an increase of approximately $2.2 million or 76%. The increase in store operating costs was due to 1) the addition of 9 new stores in 2018, and 2) the addition of three stores at various times in 2017 that were open for all of 2018. Revenues increased 102% but store operating costs increased only 76%. Store operating costs as a percentage of sales were 18% for the year ended December 31, 2018 compared to 20.6% for the year ended December 31, 2017, a 15% improvement. Corporate overhead is comprised of, share based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses and were approximately $5.5 million for the year ended December 31, 2018 compared to approximately $3.2 million for the year ended December 31, 2017. Corporate overhead costs were 19% of revenue for the year ended December 31, 2018 compare to 22% for the year ended December 31, 2017. The increase in salaries and related expense from 2017 to 2018 was due to the increase in corporate staff, primarily, accounting and finance, inventory management, sales and information technology, to support both current and future operations and to increase outside sales. Corporate salaries as a percentage of sales were 5.7% for the year ended December 31, 2018 and 6.3% for the year ended December 31, 2017. The decrease in this percentage is because corporate staff costs do not rise directly commensurate with the increase in revenues. In addition, current corporate staff levels will not rise commensurate with increase in revenues in the future and the percentage of salaries to sales will decline. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, was approximately $1.6 million for the year ended December 31, 2018 and approximately $1 million for the year ended December 31, 2017 with a majority of the increase in advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 5.5% for the year ended December 31, 2018 compared to 7.1% for the year ended December 31, 2017. The decrease in this percentage once again does not rise commensurate with the increase in revenues.

Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share-based compensation, which was approximately $2.2 million for the year ended December 31, 2018 compared to approximately $1.2 for the year ended December 31, 2017.

Net Income (Loss)

The net loss for the year ended December 31, 2018 was approximately $5.1 million compared to approximately $2.5 million for the year ended December 31, 2017, an increase in the net loss of $2.6 million. The increase in the net loss comparing 2018 to 2017 was primarily due to 1) an increase in non-cash shares-based compensation of approximately $817,000, 2) increases in other operating costs such as general and administrative costs and salaries of approximately $1.3 million, 3) increase in depreciation and amortization of approximately $200,000 and 4) non-cash amortization of debt discount of approximately $990,000 for which there was none in 2017. The increases in these costs noted above in 2018 were primarily offset by the increase in store net profit (defined as gross profit less store operating costs) of approximately $936,000.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was approximately $1.5 million compared to $3.4 million for the year ended December 31, 2017, a decrease of approximately $1.9 million. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and changes in valuation allowances. Non-cash adjustment totaled approximately $3.4 million and approximately $1.4 for the years ended December 31, 2018 and 2017, respectively, so non-cash adjustments had a greater impact on net cash provided by operating activities for the year ended December 31, 2018 than the same period in 2017. The net cash used in operating activities for 2018 was primarily related to the increase in the net loss of approximately $2.5 million over 2017, offset by the increase in non-cash adjustments of approximately $2 million. The increase in inventory and other current assets totaling approximately $1.2 million, is offset by the increase in accounts payable and other current liabilities of approximately $1.3 million. The combination of these factors discussed above resulted in an overall decrease in net cash used in operating activities of approximately $1.9 million comparing 2017 to 2018.

Net cash used in operating activities for the year ended December 31, 2017 was approximately $3.4 million. This amount was primarily related the net loss of approximately $2.5 million offset by non-cash adjustments totaling approximately $1.4 million, increase in inventory of $2.1 million, increase in accounts receivable and other current assets of $ approximately $864,000, partially offset by an increase in accounts payable and other current liabilities of approximately $732,000. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2016 and December 31, 2017.

Net cash used in investing activities was approximately $6.4 for the year ended December 31, 2018 and approximately $1.2 million for the year ended December 31, 2017. The increase in 2018 was due to the multiple asset acquisition throughout 2018 and the purchase of vehicles and store equipment to support new store operations. Between January 1, 2017 and December 31, 2017, the Company opened 5 new locations, as such the net cash used in investing activities was equipment to support those new store openings

Net cash provided by financing activities for the year ended December 31, 2018 was approximately $21.3 million and represented proceeds from the sale of Common Stock and exercise of warrants, net of offering costs, of $12.9 million and proceeds from the issuance of convertible debt of approximately $8.9 million. Net cash provided by financing activities for the year ended December 31, 2017 was approximately $5.2 million and was primarily from proceeds from the sales of Common Stock and exercise of warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Year ended
	December 31, 2018	December 31, 2017
Net loss	$(5,073,755)	$(2,542,582)
Interest	23,565	15,339
Depreciation and Amortization	351,070	151,561
EBITDA	(4,699,120)	(2,375,682)
Lease termination fees	35,000	-
Audit fees related to business combinations	85,200	-
Inventory valuation adjustments	870,257	201,170
Amortization of debt discount	989,601	-
Share based compensation (option comp, warrant comp, stock issued for services)	1,895,219	1,077,932

Adjusted EBITDA	$(823,843)	$(1,096,580)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had working capital of approximately $21.6 million, compared to working capital of approximately $5.6 million as of December 31, 2017, an increase of approximately $16 million. The increase in working capital from December 31, 2017 to December 31, 2018 was due primarily to the proceeds from the sale of Common Stock, proceeds for a convertible debt offering and exercise of warrants totaling approximately $21.8 million. At December 31, 2018, we had cash and cash equivalents of approximately $14.6 million. We believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance of the sale of Common Stock, warrants and convertible debentures.

Financing Activities

2017 Offerings

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

2018 Offerings

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

On May 9, 2018, the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each unit consists of (i) 100,000 shares of the Company’s $.001 par value common stock and (ii) 50,000 3-year warrants, each entitling the holder to purchase one share of the Company’s common stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update were effective for financial statements issued for annual periods that began after December 15, 2017, including interim periods within those annual periods, and early application was permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We adopted ASU 2016-15 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) – Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for public business entities for annual periods, including interim periods within those annual periods, that began after December 15, 2017, and early application was permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We adopted ASU 2016-18 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) (“ASU 2017-09”) – Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods that began after December 15, 2017, including interim periods within those annual periods, and early adoption was permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to awards modified on or after the adoption date. We adopted ASU 2017-09 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements – Pending Adoption

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected this transition approach and will recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GrowGeneration Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Connelly, Grady & Cha, P.C.

Certified Public Accountants

Springfield, Pennsylvania

March 29, 2019

We have served as the Company’s auditor since 2014

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$14,639,981	$1,215,265
Accounts receivable, net of allowance for doubtful accounts of $133,288 and $97,829 at December 31, 2018 and 2017	862,397	653,568
Inventory	8,869,469	4,585,341
Prepaid expenses and other current assets	606,037	711,852
Total current assets	24,977,884	7,166,026

Property and equipment, net	1,820,821	1,259,483
Intangible assets, net	114,155	53,286
Goodwill	8,752,909	592,500
Other assets	227,205	183,113
TOTAL ASSETS	$35,892,974	$9,254,408

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,819,411	$1,067,857
Other accrued liabilities	40,151	70,029
Payroll and payroll tax liabilities	410,345	247,887
Customer deposits	516,038	92,350
Sales tax payable	191,958	73,220
Current portion of long-term debt	436,813	41,707
Total current liabilities	3,414,716	1,593,050

Long-term convertible debt, net of debt discount and debt issuance costs	2,044,113	-
Long-term debt, net of current portion	375,626	82,537
Total liabilities	5,834,455	1,675,587

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 27,948,609 and 16,846,835 shares issued and outstanding as of December 31, 2018 and 2017, respectively	27,949	16,846
Additional paid-in capital	38,796,562	11,254,212
Accumulated deficit	(8,765,992)	(3,692,237)
Total stockholders’ equity	30,058,519	7,578,821
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,892,974	$9,254,408

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Sales	$29,000,730	$14,363,886
Cost of sales	22,556,172	11,094,331
Gross profit	6,444,558	3,269,555

Operating expenses:
Store operations	5,202,330	2,963,306
General and administrative	1,603,421	1,022,401
Share based compensation	1,895,219	1,077,932
Depreciation and amortization	351,070	151,561
Salaries and related expenses	1,648,166	904,868
Total operating expenses	10,700,206	6,120,068

Net loss from operations	(4,255,648)	(2,850,513)

Other income (expense):
Gain on settlements	-	322,058
Other income	115,875	1,633
Other expense	-	(421)
Interest income	79,184	-
Interest expense	(23,565)	(15,339)
Amortization of debt discount	(989,601)	-
Total non-operating income (expense), net	(818,107)	307,931

Net loss	$(5,073,755)	$(2,542,582)

Net loss per shares, basic and diluted	$(.22)	$(.18)

Weighted average shares outstanding, basic and diluted	23,492,650	14,510,582

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2016	11,742,834	$11,743	$4,696,221	$(1,149,655)	$3,558,309

Sale of Common stock and warrants, net of fees	1,825,000	1,825	3,289,740	-	3,291,565

Warrants issued for services	-	-	263,986	-	263,986

Stock option expense	-	-	188,666	-	188,666

Common stock issued upon warrant exercise	2,755,001	2,754	1,925,747	-	1,928,501

Common stock issued upon exercise of options	50,000	50	29,950	-	30,000

Stock issued for services	474,000	474	859,902	-	860,376

Net loss	-	-	-	(2,542,582)	(2,542,582)

Balances, December 31, 2017	16,846,835	$16,846	$11,254,212	$(3,692,237)	$7,578,821

Sale of Common stock and warrants, net of fees	3,333,333	3,333	9,956,544	-	9,959,877

Warrants issued for services	-	-	456,807	-	456,807

Stock option expense	-	-	546,370	-	546,370

Common stock issued upon warrant exercise	3,076,461	3,077	2,590,617	-	2,593,694

Common stock issued upon exercise of options	995,186	995	320,706	-	321,701

Common stock issued in connection with business combinations	1,550,000	1,550	5,303,600	-	5,305,150

Common stock issued upon conversion of convertible debt	2,013,294	2,014	3,619,917	-	3,621,931

Warrants issued with convertible debt	-	-	4,239,000	-	4,239,000

Common stock issued for services	107,500	108	400,395	-	400,503

Common stock issued for accrued share-based compensation	26,000	26	108,394	-	108,420

Net loss				(5,073,755)	(5,073,755)

Balances, December 31, 2018	27,948,609	$27,949	38,796,562	$(8,765,992)	$30,058,519

The accompanying notes are an integral part of theses audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,073,755)	$(2,542,582)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	351,069	151,561
Provision for doubtful accounts receivable	35,459	50,000
Inventory valuation reserve	153,397	73,648
Amortization of debt discount	989,601
Stock based compensation	1,895,219	1,077,932
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(244,288)	(312,333)
Inventory	(792,575)	(2,084,551)
Prepaid expenses and other assets	(182,616)	(551,718)
Increase (decrease) in:
Accounts payable and accrued liabilities	514,154	494,093
Customer deposits	423,688	40,678
Payroll and payroll tax liabilities	270,878	170,819
Sales taxes payable	118,738	26,278
Net Cash (Used In) Operating Activities	(1,541,031)	(3,406,175)

Cash Flows from Investing Activities:
Assets acquired in business combinations	(5,680,409)	-
Purchase of furniture and equipment	(625,379)	(775,101)
Purchase of goodwill and other intangibles	(61,523)	(403,907
Net Cash (Used In) Investing Activities	(6,367,311)	(1,179,008)

Cash Flows from Financing Activities:
Principal payments on long term debt	(454,979)	(56,259)
Proceeds from issuance of convertible debt, net of expenses	8,912,765
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	12,875,272	5,250,063
Net Cash Provided by Financing Activities	21,333,058	5,193,804

Net Increase in Cash and Cash Equivalents	13,424,716	608,621

Cash and Cash Equivalents at Beginning of Period	1,215,265	606,644

Cash and Cash Equivalents at End of Period	$14,639,981	$1,215,265

Supplemental Information:
Common stock and warrants issued for prepaid services	45,000	416,886
Acquisition of vehicles with debt financing	56,174	84,968
Insurance premium financing	-	30,366
Interest paid during the period	$23,565	$15,339
Acquisition of assets with seller financing	1,087,000	-

The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration Corp is engaged in the business of operating retail hydroponic stores through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Oklahoma Corp, GrowGeneration Canada, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp, GrowGeneration Michigan Corp, GrowGeneration New England Corp and GrowGeneration Management Corp.  Incorporated in Colorado in 2014, the Company has grown to currently own and operate, as of the date of this filing, a chain of 21 retail hydroponic/gardening stores, with 5 locations in Colorado, 6 locations in California, 2 location in Nevada, 1 location in Washington, 3 locations in Michigan, 1 location in Rhode Island, 2 locations in Oklahoma, and 1 location in Maine. Our primary strategic plan is to grow by acquisition of hydroponic/garden stores throughout the United States and rely on organic growth.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net loss.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at year-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At December 31, 2018 and 2017, the Company established an allowance for doubtful accounts of $133,288 and $97,829, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2017, 2016, and 2015 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions as of December 31, 2018. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Advertising

The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2018 and 2017 amounted to $269,550 and $264,632, respectively.

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2018 and 2017, the Company had $12,962,958 and $750,141, respectively, in excess of the FDIC insurance limit. The Company generally does not require collateral from its customers, but its credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. The Company maintains allowance for potential credit losses.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets. The Company accounts for goodwill in accordance with the provisions of FASB Accounting Standards Update (ASU) 2014-02, Intangibles – Goodwill and Other (Topic 350) Accounting for Goodwill. In accordance with FASB ASC Topic 350 for Intangibles – Goodwill and Other, goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its´ carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its´ carrying value, including goodwill, the first step of the two-step quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its´ carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its´ carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

Stock Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as an expense over the requisite service period. Stock-based compensation expense for all share-based payment awards are recognized using the straight-line single-option method.

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update were effective for financial statements issued for annual periods that began after December 15, 2017, including interim periods within those annual periods, and early application was permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We adopted ASU 2016-15 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) – Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for public business entities for annual periods, including interim periods within those annual periods, that began after December 15, 2017, and early application was permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We adopted ASU 2016-18 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) (“ASU 2017-09”) – Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods that began after December 15, 2017, including interim periods within those annual periods, and early adoption was permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to awards modified on or after the adoption date. We adopted ASU 2017-09 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements – Pending Adoption

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected this transition approach and will recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019.

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017 consists of the following:

	December 31,
	2018	2017
Vehicle	$535,857	$243,264
Leasehold improvements	441,725	181,724
Furniture, fixtures and equipment	1,417,061	1,057,902
	2,394,643	1,482,890
Accumulated depreciation	(573,822)	(223,407

Property and equipment, net	$1,820,821	$1,259,483

Depreciation expense was $350,415 and $150,440 for the years ended December 31, 2018 and 2017, respectively.

5.	INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return. The Company’s consolidated provision for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Income Tax Expense (benefit)
Current federal tax expense
Federal	$-0-	$-0-
State	-0-	-0-
Deferred tax (benefit)
Federal	$-0-	$-0-
State	-0-	-0-
Total	$-0-	$-0-

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

5.	INCOME TAXES, continued

A summary of deferred tax assets and liabilities as of December 31, 2018 and 2017 is as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	2,165,100	1,259,000
Share based compensation	663,300	273,500
Amortization of debt discount	346,400	-
Reserve for inventory obsolescence	$53,700	$41,700
Reserve for bad debt	12,400	34,200
Less valuation allowance	(2,882,900)	(1,398,400)

Total Deferred Tax Asset	$358,000	$210,000

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Accumulated depreciation and amortization	$(358,000)	$(210,000)
Total deferred tax liabilities	(358,000)	(210,000)

NET DEFERRED TAX	$-0-	$-0-

As of December 31, 2018, the Company had approximately $6.2 million of operating loss carryforwards, which results in a Federal and State deferred tax asset of approximately $2.2 million, expiring in 2035 through 2039.

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

On the basis of this evaluation, as of December 31, 2018, a valuation allowance of approximately $2.9 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

6.	LONG-TERM DEBT

	December 31,
	2018	2017
Long term debt is as follows:
Chrysler Capital, interest ranging from 9.8% and 10.9% per annum, payable in monthly installments of $3,070 beginning May 2017 through May 2023, secured by vehicles with a book value of $205,000	$-	$79,479

Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	3,211	11,781

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	12,976	18,641

RMT Equipment, interest at 10.9% per annum, payable in monthly installments of $1,154.79 beginning June 2016 through October 2018, secured by delivery equipment with a book value of $31,130	-	10,916

Note payable insurance premium financing, interest at 4.74% per annum, payable in 10 installments of $3,441, due January 2018	-	3,427

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	350,000	-

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 12 installments of $6,003, due September 2019	54,000	-

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	392,252
	$812,439	$124,244
Less Current Maturities	(436,813)	(41,707)
Total Long-Term Debt	$375,626	$82,537

Debt maturities as of December 31, 2018 are as follows:
2019	436,816
2020	134,200
2021	85,748
2022	91,860
2023	63,816
$812,439

Interest expense for the years ended December 31, 2018 and 2017 was $23,565 and $15,339, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

7.	CONVERTIBLE DEBT

On January 12, 2018, the Company completed a private placement of a total of 36 units of the Company’s securities at the price of $250,000 per unit pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. Each unit consisted of (i) a .1% unsecured convertible promissory note of the principal amount of $250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of the Company’s common stock, par value $.001 per share, at a price of $.01 per share or through cashless exercise.

The convertible debt has a maturity date of January 12, 2021 and the principal balance and any accrued interest is convertible by the holder at any time into Common Stock of the Company at conversion price of $3.00 a share.  Principal due and interest accrued on the notes will automatically convert into shares of Common Stock, at the conversion price, if at any time during the term of the notes, commencing twelve (12) months from the date of issuance, the Common Stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share.

In relation to this transaction, the Company recorded a debt discount of $4,239,000 related to the fair market value of warrants issued as noted above. The debt discount, which was based on an imputed interest rate, is being amortized on a straight-line basis over the life of the convertible debt.

During the year ended December 31, 2018, convertible debt and accrued interest of $5,927,677, net of unamortized debt discount of $2,305,746, was converted into 2,013,294 shares of common stock at the conversion rate of $3.00 per share.

	December 31,
	2018	2017
Convertible debt	$3,075,000	-
Remaining unamortized debt discount and debt issue costs	(1,030,887)	-
Convertible debt, net of debt discount and debt issue costs	$2,044,113	-

Amortization of debt discount for the year ended December 31, 2018 was $998,601. There was no amortization of debt discount in 2017.

At December 31, 2018 there were 536,250 warrants outstanding related to the issuance of convertible debt.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS

On March 6, 2014, the Company’s Board of Directors (the “Board”) approved the 2014 Equity Incentive Plan (“2014 Plan) pursuant to which the Company may grant incentive, non-statutory options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock or cash awards to employees, nonemployee members of our Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Awards under this plan are made by the Board or a committee designated by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.

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

No options, stock purchase rights or awards may be made under the 2018 Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by the Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan. The maximum shares of Common Stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Options granted under the 2018 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 2018 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder). No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.

Awards issued under the 2014 Plan as of December 31, 2018 are summarized below:

2018
Total Shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, December 31 2018	(995,500)
Total options exercised under 2014 Plan	(1,118,333)
Total shares issued pursuant to the 2014 Plan	(375,000)
Awards available for issuance under the 2014 Plan, December 31, 2018	11,167

Awards issued under the 2018 Plan as of December 31, 2018 are summarized below:

2018
Total Shares available for issuance pursuant to the 2018 Plan	2,500,000
Options outstanding, December 31 2018	(281,500)
Total options exercised under 2018 Plan	-
Total shares issued pursuant to the 2018 Plan	(9,500)
Awards available for issuance under the 2018 Plan, December 31, 2018	2,209,000

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

	2018	2017
Expected volatility	72.91%-90.81%	73.28% -96.92%
Expected dividends	None	None
Expected term	2.5 years	2.5 years
Risk-free rate	1.64%	1.64%-1.70%

The table below summarizes all the options granted by the Company during years ended December 31, 2017 and 2018:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2017	1,862,000	$.62
Granted	845,000	$1.80		$.83
Exercised	(50,000)	$.60		$.07
Forfeited or expired	(35,000)	$.60		$.07
Outstanding at December 31, 2017	2,622,000	$.99	2.35 years	$.32
Vested and exercisable at December 31 2017	2,057,332	$.77	1.73 years

Outstanding at January 1, 2018	2,622,000	$.99		$.32
Granted	386,500	$3.21		$1.91
Exercised	(1,068,333)	$.67		$.12
Forfeited or expired	(124,667)	$.76		$.16
Outstanding at December 31, 2018	1,815,500	$1.66	2.65 years	$.78
Vested and exercisable at December 31, 2018	1,393,831	$1.39	2.22 years

Share-based payment expense to officers, directors and employees and the years ended December 31, 2018 and 2017 was approximately $901,900 and $730,500, respectively.

Expense related to issuance of shares, options and warrants to consultants for the years ended December 31, 2018 and 2017 was approximately $501,800 and $347,500, respectively.

9.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2018 is as follows:

		Weighted Average
		Exercise Price
Outstanding January 1, 2017	3,885,729	$.70
Granted/issued	2,475,000	2.55
Exercised	(2,755,001)	.70
Forfeited	-
Outstanding December 31, 2017	3,605,728	$1.84
Granted/issued	1,916,500	$1.01
Exercised	(2,242,728)	$1.16
Forfeited	-
Outstanding December 31, 2018	3,279,500	$1.94

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes it to issue 100,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018, and 2017, there were 27,948,609 and 16,846,835 shares of common stock issued and outstanding, respectively.

2018

During the year ended December 31, 2018, the Company sold 3,333,333 shares of common stock for net proceeds of $9,959,877.

During the year ended December 31, 2018, the Company issued 3,076,461 shares of common stock upon exercise of 3,056,478 warrants resulting in proceeds to the Company of $2,593,694.

During the year ended December 31, 2018, the Company issued 995,186 shares of common stock upon exercise of 1,068,333 options resulting in proceeds to the Company of $321,701.

During the year ended December 31, 2018, the Company issued 2,013,294 shares of common stock upon conversion of convertible debt and accrued interest. (See Note 7)

During the year ended December 31, 2018, the Company issued 1,550,000 shares of common stock in connection with business combinations. (See Note 14)

During the year ended December 31, 2018, the Company issued 123,500 shares of common stock to employees valued at $463,922 and issued 10,000 shares of common stock to consultants valued at $45,001.

2017

During the year ended December 31, 2017, the Company sold 1,825,000 shares of common stock for net proceeds of $3,291,565.

During the year ended December 31, 2017, the Company issued 2,755,001 shares of common stock upon exercise of 2,755,001 warrants resulting in proceeds to the Company of $1,928,501.

During the year ended December 31, 2017, the Company issued 50,000 shares of common stock upon exercise of 50,000 options resulting in proceeds of $30,000

During the year ended December 31, 2017, the Company issued 194,000 shares of common stock to employees valued at $433,376 and issued 280,000 shares of common stock to consultants valued at $427,000.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

11.	EARNINGS PER SHARE

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

Potentially dilutive securities were comprised of the following:

	December 31, 2018	December 31, 2017
Warrants	3,279,500	3,605,728
Convertible debt warrants	536,250	-
Options	1,815,500	2,083,500
Total	5,631,250	5,689,228

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Net loss	$(5,073,755)	$(2,542,582)
Weighted average shares outstanding, basic	23,492,650	14,510,582
Effect of dilutive common stock equivalents	-	-
Adjusted weighted average shares outstanding, dilutive	23,492,650	23,492,650
Basic loss per shares	$(.22)	$(.18)
Dilutive loss per share	$(.22)	$(.18)

12.	LEASE COMMITMENTS

The Company leases its store facilities under operating leases ranging from $900 to $8,000 per month. The following is a schedule of future minimum rental payments required under the terms of the operating leases as of December 31, 2018:

Year Ending December 31	Amount
2019	$1,251,800
2020	1,207,900
2021	1,085,400
2022	781,600
Thereafter	357,700
$4,684,400

Rent expense under all operating leases for the year ended December 31, 2018 and 2017 was $1,145,837 and $641,408, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

13.	VENDOR CONCENTRATIONS

As of December 31, 2018, and 2017, two suppliers represent 56% and 61% of our purchases, respectively. Although the Company expects to maintain relationships with these vendors, the loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products.

14.	ACQUISITIONS

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

	East Coast Hydro	Humboldt Depot	Superior Growers Supply	Central Coast Garden	Santa Rosa Hydro	Heavy Gardens	Total
Acquisition date	1/23/2018	1/30/2018	4/12/2018	6/8/2018	7/13/2018	9/14/2018
Revenue	$3,450,600	$2,030,200	$1,926,400	$498,000	$1,594,900	$121,500	$9,621,600
Earnings	$613,000	$147,600	$178,200	$56,000	$165,300	$5,800	$1,165,900

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

14.	ACQUISITIONS, continued

The following represents the proforma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the year ended December 31, 2017.

Pro forma consolidated income statement

December 31, 2017
Revenue	$40,887,900
Earnings	$(1,547,300)

15.	GAIN ON SETTLEMENTS

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

In 2017, the Company entered into an asset purchase agreement to acquire the assets of an entity in California. One of the non-executing shareholders of the seller had various objections to the acquisition and asserted certain rights, claims and demands. The Company became aware that a third party was also interested in acquiring the target entity. The Company entered into an agreement to assign all its rights, title and interest in its asset purchase agreement to the third party in exchange for a payment of $75,000 and inventory from the third party valued at approximately $140,000, resulting in a gain on the settlement of approximately $195,000 after deducting costs of approximately $20,000.

16.	SUBSEQUENT EVENTS

On November 28, 2018, the Company entered into an asset purchase agreement to purchase all of the assets of a retail hydroponic store, Chlorophyll Inc, located in Denver, CO. The closing of the asset purchase took place on January 22, 2019.

The assets subject to the sale under the asset purchase agreement included inventories, fixed assets, tangible personal property, intangible personal property and contracts. The Company paid the sellers a total of $3.7 million in cash and 194,553 shares of common stock of the Company, valued at approximately $500,000, as consideration for the assets acquired.

On January 26, 2019, the Company entered into two asset purchase agreements to purchase all of the assets of two retail hydroponic stores, located in Reno, NV and Palm Springs, CA. The closing of the asset purchases took place on February 7 and February 11, 2019, respectively.

The assets subject to the sale under the asset purchase agreements included inventories, fixed assets, tangible personal property, intangible personal property and contracts. The Company paid the two sellers a total of $1,325,000 in cash and 150,000 shares of common stock of the Company, valued at approximately $489,000, as consideration for the assets acquired.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2018 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

In making the assessments on the effectiveness of our internal controls over financial reporting as of December 31, 2018, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal controls over financial reporting as of December 31, 2018.

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

Item 9B. Other Information.

On March 26, 2019, Darren Lampert resigned from the Audit Committee as a member and Chairman. The Board of Directors of the Company accepted Mr. Lampert’s resignation from the Audit Committee on the same day, and appointed Sean Stiefel, an independent director, unto the Audit Committee and appointed Stephen Aiello as Chairman of the Audit Committee. As of the date of this report, the Audit Committee is comprised of the following independent directors: Stephen Aiello (Chairman), Sean Stiefel and Peter Rosenberg.

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

Name	Age	Position
Darren Lampert	58	Chief Executive Officer and Director
Michael Salaman	56	President and Director
Monty Lamirato	63	Chief Financial Officer and Secretary
Joe Prinzivalli	38	Chief Operating Officer
Stephen Aiello	58	Director
Peter Rosenberg	56	Director
Sean Stiefel	31	Director

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

Joe Prinzivalli has been our Chief Operating Office since April 2017. Prior to joining the Company, Mr. Prinzivalli spent 6 years with a Colorado based hydroponic retail company, Way to Grow. He identified the need for, and implemented, all distribution operations for Way to Grow. As Inventory Manager, from July 2014 to December 2016, Mr. Prinzivalli was responsible for overseeing the movement and integrity of all Way-To-Grow physical inventories, managed analytical/reporting functions, and implemented standard operating procedures across all company functions.

Stephen Aiello has been a Director of the Company since May 2014. Mr. Aiello was a partner at Jones and Company from 2004-2008. From 2001-2003, he worked at 033 Asset Management. From 1986-2001, he was a partner at Montgomery Securities. Mr. Aiello received a B.A. in Psychology from Ithaca College and an MBA from Fordham University. Since 2010, Mr. Aiello has been a private investor and owner of real estate properties.

Peter Rosenberg has been a Director of the Company since July 2017. He has about 30 years of experience in the financial services industry, specifically in leveraged finance, capital markets, strategic advisory, private equity and asset management. Throughout his career, he has executed capital raising, mergers and acquisitions, and restructuring transactions. Mr. Rosenberg was previously with Duff & Phelps as a Managing Director in the Consumer and Retail Merger and Acquisitions Group. Prior to Duff & Phelps, Mr. Rosenberg was a Managing Director with Wells Fargo Securities, where he was responsible for sourcing and executing financing and mergers and acquisitions transactions for independent and financial sponsor-backed middle market companies. Previously, Mr. Rosenberg established and managed the San Francisco office for Barrington Associates, a boutique mergers and acquisitions advisory firm. At Barrington, he completed divestiture and recapitalization transactions in the consumer, retail, industrial and business services sectors and was responsible for coverage of middle market private equity firms. Prior to Barrington, Mr. Rosenberg was a Director at Salomon Smith Barney, focusing on corporate finance and mergers and acquisitions transactions for West Coast consumer product, specialty retail, financial services and industrial companies. Mr. Rosenberg has also held positions at Richard C. Blum & Associates (now BLUM Capital) and Comann, Howard & Flamen. He graduated magna cum laude from the University of Colorado with a B.S. degree in Business and Administration and was a member of the Beta Gamma Sigma academic honor society. Mr. Rosenberg holds Series 7, 24, and 63 securities industry registrations.

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

The Company has an audit committee, which is comprised of, Steven Aiello (Chairman) Sean Stiefel and Peter Rosenberg as of the date of this report. The Board has determined that all of Messrs. Aiello, Stiefel and Rosenberg are independent directors.

The Company does not expect to appoint nominating committee and/or compensation committee, or to adopt charters relative to each such committees at this time but may do so as required in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the three most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of the Record Date for services rendered in all capacities to us for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Stock Based Awards ($)(4)	All Other Compensation ($)	Total ($)
Darren Lampert	2018	192,500	105,000	58,000	-	-	355,500
Chief Executive Officer	2017	164,600	31,900	233,800	-	-	430,300

Michael Salaman	2018	192,500	105,000	58,000	-	-	355,500
President and Secretary	2017	164,600	31,900	233,800	-	-	430,300

Monty Lamirato (2)	2018	162,500	-	46,600	-	-	209,100
Chief Financial Officer and Secretary	2017	93,800	-	156,200	276,000	-	526,000

Joe Prinzivalli (1)	2018	110,000	-	23,300	-	-	133,300
Chief Operating Officer	2017	75,900	10,000	-	303,000	-	388,900

(1)	As of April 10, 2017, Joe Prinzivalli started to provide his services to the Company as Chief Operating Officer.
(2)	As of May 15, 2017, Monty Lamirato started to provide his services to the Company as Chief Financial Officer and Secretary.
(3)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2018 and 2017 as computed in accordance with FASB ASC Topic 718.
(4)	The amounts in the Stock Based Awards column reflect the aggregated grant date fair value of awards granted during 2018 and 2017 as computed in accordance with FASB ASC Topic 718.

Employment and Consulting Agreements

On September 22, 2017, the Company entered into employment agreements with Darren Lampert, Chief Executive Officer, and Michael Salaman, President, who have each agreed to devote their full time and attention to the Company’s business and each receive compensation of $175,000 per annum, subject to a 10% increase each January 1 during the term of the agreements. In addition, commencing with the year ending December 31, 2017, each of Mr. Lampert and Mr. Salaman is eligible for a cash bonus payment equal to 0.5% multiplied by the difference between revenue in each fiscal year less $7,980,471, and is granted up to 300,000 options to purchase shares of Common Stock of the Company, of which 30,750 have been granted as of the date of their respective agreements.

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

On January 30, 2018, the Company entered into a six-month Advisor Agreement with Brian Tantalo, pursuant to which the Company agreed to pay Mr. Tantalo $6,000 per month and one-year warrants to purchase 250,000 shares of Common Stock at the price of $5.75 per share. This agreement was extended an additional six months to December 31, 2018 and was not extended thereafter.

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

Outstanding Equity Awards

The following table summarizes, for each of the named executive officers, the number of shares of Common Stock underlying outstanding stock options held as of December 31, 2018.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)		Option expiration date
Darren Lampert	250,000	0	$66/$.60	[1]	March 16, 2019
Darren Lampert	30,750	0	$1.94		September 22, 2022
Darren Lampert	169,250	100,000	$1.76		September 22, 2022
Darren Lampert	8,334	16,666	$3.59		October 23, 2023
Michael Salaman	30,750	0	$1.94		September 22, 2022
Michael Salaman	169,250	100,000	$1.76		September 22, 2022
Michael Salaman	8,334	16,666	$3.59		October 23, 2023
Monty Lamirato	50,000	50,000	$1.90		May 15, 2022
Monty Lamirato	20,000	0	$2.25		December 31, 2023
Joe Prinzivalli	10,000	0	$1.90		January 1, 2022
Joe Prinzivalli	10,000	0	$2.25		December 31, 2023

[1]	The first $100,000 of options may be deemed to be incentive stock options and are exercisable at a price of $.66 per share. The balance of the options may be deemed to be non-qualified options and are exercisable at a price of $.60 per share.

2014 Equity Compensation Plan

On March 6, 2014, the Board of the Company adopted an Equity Compensation Plan (the “2014 Plan”). The 2014 Plan was approved by the shareholders on March 6, 2014.

The general purpose of the 2014 Plan is to provide an incentive to our employees, directors, consultants and advisors by enabling them to share in the future growth of our business. Our Board believes that the granting of stock options, restricted stock awards, unrestricted stock awards and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of our Company by those who are primarily responsible for shaping and carrying out our long-range plans and securing our growth and financial success.

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

Description of the 2014 Equity Incentive Plan

Administration. The 2014 Plan will be administered by our Board of Directors. Our Board of Directors may grant options to purchase shares of our Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of our Common Stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board of Directors also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2014 Plan and amend or modify outstanding options, grants and awards. The Board of Directors may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2014 Plan. No options, stock purchase rights or awards may be made under the Plan on or after the ten-year anniversary of the adoption of the 2014 Plan by our Board of Directors, but the 2014 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2014 Plan.

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

2018 Equity Compensation Plan

On January 7, 2018, the Board adopted the 2018 Equity Compensation Plan (the “2018 Plan”), which was approved and ratified by the shareholders on April 20, 2018. As of the date hereof, there are a total of 281,500 options issued under the 2018 Plan, none of which have been exercised, and 9,500 shares of Common Stock issued. There are a total of 2,209,000 shares of Common Stock available to be issued under the 2018 Plan.

The general purpose of the 2018 Plan is to provide an incentive to the Company’s employees, directors, consultants and advisors by enabling them to share in the future growth of the Company’s business. The Board believes that the granting of stock options, restricted stock awards, unrestricted stock awards and similar kinds of equity-based compensation promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out its long-range plans and securing its growth and financial success.

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

Administration. The 2018 Plan will be administered by our Board. Our Board may grant options to purchase shares of our common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of our common stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards. The Board may delegate authority to the chief executive officer and/or other executive officers to grant options and other awards to employees (other than themselves), subject to applicable law and the 2018 Plan. No options, stock purchase rights or awards may be made under the Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by our Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan.

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

Tax Withholding

As and when appropriate, the Company has the right to require each optionee purchasing shares of common stock and each grantee receiving an award of shares of common stock under the 2014 Plan and the 2018 Plan to pay any federal, state or local taxes required by law to be withheld.

Option Grants and Stock Awards

The grant of options and other awards under the 2014 Plan and the 2018 Plan is discretionary, and the Company cannot determine now the specific number or type of options or awards to be granted in the future to any particular person or group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Common Stock beneficially owned as of March 29, 2019 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 28,844,552 shares of Common Stock outstanding as of March 29, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, the date hereof. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o GrowGeneration Corp., 1000 W Mississippi Ave., Denver, CO 80223.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Michael Salaman, President and Director	1,681,253	[1]	5.79%
Darren Lampert, Chief Executive Officer and Director	1,681,253	[2]	5.74%
Joe Prinzivalli, Chief Operating Officer	122,5000	[3]	*
Monty Lamirato, Chief Financial Officer and Secretary	100,000	[4]	*
Stephen Aiello, Director	328,328	[5]	1.13%
Peter Rosenberg, Director	41,667	[6,9]	*
Sean Stiefel, Director	41,667	[7]	*
All Officers and Directors (7 Persons)	3,996,607		13.40%
Merida Capital Partners, L.P	4,051,196	[8,9]	13.61%
Gotham Green Fund 1, L.P.	2,500,000		8.67%

*	Less than 1%
[1]

Includes i) 1,472,919 shares of common stock; and ii) 208,334 vested stock options. Mr. Salaman also owns 100,000 options exercisable commencing September 22, 2019, 8,333 options exercisable commencing October 23, 2019 and 8,333 options exercisable commencing October 23, 2020.

[2]

Includes i) 1,222,919 shares of common stock; and ii) 458,334 vested stock options. Mr. Lampert also owns 100,000 options exercisable commencing September 22, 2019, 8,333 options exercisable commencing October 23, 2019 and 8,333 options exercisable commencing October 23, 2020.

[3]	Includes i) 102,500 shares of common stock; and ii) 20,000 vested options.
[4]	Includes i) 30,000 shares of common stock issued to Mr. Lamirato; and ii) 70,000 vested stock options. Mr. Lamirato also owns 50,000 options exercisable commencing May 15, 2019.
[5]	Includes i) 47,080 shares of common stock owned directly by Mr. Aiello; ii) 150,000 shares of common stock owned by Aiello Family Trust; iii) 75,000 vested stock options; iv) 56,250 shares of common stock underlying warrants purchased in a private placement of the Company at $0.01 per share. Mr. Aiello also owns 8,334 options exercisable commencing September 22, 2019, 8,333 options exercisable commencing October 23, 2019 and 8,333 options exercisable commencing October 23, 2020.
[6]	Includes 41,667 vested stock options issued under the 2014 Plan. Mr. Rosenberg also owns 16,667 options exercisable commencing September 22, 2019, 8,333 options exercisable commencing October 23, 2019 and 8,333 options exercisable commencing October 23, 2020.
[7]	Includes 41,667 vested stock options. Mr. Stiefel also owns 16,667 options exercisable commencing January 4, 2020, 8,333 options exercisable commencing October 23, 2019 and 8,333 options exercisable commencing October 23, 2020.
[8]	Includes i) 2,338,029 shares held by Merida Capital Partners, LP; ii) 743,167 shares held by Merida Capital Partners II, LLP, an affiliated entity; and iii) 950,000 shares of common stock underlying warrants held by Merida Capital Partners, LP exercisable at $2.75 per share.
9	Mr. Rosenberg is a partner at Merida Capital Partners, LP. Accordingly, Mr. Rosenberg may be deemed to indirectly beneficially own the shares held by Merida Capital Partners, LP and Merida Capital Partners II, LLP, and vice versa.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Connolly Grady & Cha served as our independent registered public accounting firm for 2018 and 2017.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2018 and 2017.

	2018	2017
Audit Fees	$124,800	$45,000
Audit-Related Fees	$-	$-0-
Tax Fees	$-	$-0-
All Other Fees	$28,900	$7,500
Total	$153,700	$52,500

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

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2018 were pre-approved by the entire Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)

4.1	Form of Warrant for private placement in March 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on March 16, 2017)

4.2	Form of Investor Warrant for second 2017 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 19, 2017)

4.3	Form of Placement Agent Warrant ($2.75 Per Share) for second 2017 private placement (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on May 19, 2017)

4.4	Form of .1% Unsecured Convertible Promissory Note for private placement in January 2018 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on January 12, 2018)

4.5	Form of Warrant for private placement in January 2018 (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on January 12, 2018)

4.6	Form of Promissory Note issued to Santa Rosa Hydroponics & Grower Supply, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on July 16, 2018)

4.7	Form of Warrant for private placement in May 2018 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on May 9, 2018)

10.1	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	GrowGeneration Corp. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K as filed on March 27, 2018)

10.4	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K as filed on March 27, 2018)

10.5	Form of Securities Purchase Agreement for first 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on March 16, 2017)

10.6	Form of Subscription Agreement for second 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 19, 2017)

10.7	Form of Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 12, 2018)

10.8	Form of Supplement to Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on January 12, 2018)

10.9	Form of Asset Purchase Agreement, dated April 12, 2018, by and among GrowGeneration, Corp., GrowGeneration Michigan Corp. and Superior Growers Supply, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 16, 2018)

10.10	Form of Securities Purchase Agreement for second 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 9, 2018)

10.11	Form of Side Letter by and between GrowGeneration Corp. and Gotham Green Fund 1, L.P. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 9, 2018)

10.12	Employment Agreement, dated September 22, 2017, between of GrowGeneration Corp. and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on November 8, 2017)

10.13	Employment Agreement, dated September 22, 2017, between of GrowGeneration Corp. and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed on November 8, 2017)

10.14	Employment Agreement, dated April 10, 2017, between of GrowGeneration Corp. and Joe Prinzivalli (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 14, 2017)

10.15	Employment Agreement, dated May 15, 2017, between of GrowGeneration Corp. and Monty Lamirato (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K as filed on May 19, 2017)

10.16	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.17	Consulting Agreement with Merida Capital Partners, LP, dated April 3, 2017 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 5, 2017)

10.18	Separation and Release Agreement with Jason Dawson, dated April 10, 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on April 14, 2017)

10.19	Asset Purchase Agreement, dated February 1, 2017, by and among GrowGeneration Corp., GrowGeneration California Corp., and Morgan Pagenkopf (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 14, 2017)

10.20	Agreement to Purchase and Sell Assets, dated March 6, 2017, by and among GrowGeneration Corp., Seattle’s Hydro Spot LLC and David G. Iacovelli (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 22, 2017)

10.21	Form of Revised Asset Purchase Agreement, dated June 28, 2018, by and among GrowGeneration Corp., Santa Rosa Hydroponics & Grower Supply Inc., Rick Barretta and Jason Barretta (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on July 16, 2018)

10.22	Form of Amendment to Revised Asset Purchase Agreement, dated July 13, 2018 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on July 16, 2018)

10.23	Form of Asset Purchase Agreement, dated August 30, 2018, by and among GrowGeneration Corp., GrowGeneration HG Corp. and Virgus, Inc. d/b/a/ Heavy Gardens (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on September 20, 2018)

10.24	Form of Asset Purchase Agreement, dated November 28, 2018, by and among GrowGeneration Corp., GrowGeneration Pueblo Corp. and Chlorophyll, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 22, 2019)

10.25	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration California Corp. and Palm Springs Hydroponics, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 12, 2019)

10.26	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration Nevada Corp. and Reno Hydroponics, Inc. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on February 12, 2019)

10.27	Form of Commercial Lease (Tulsa, OK), effective January 1, 2019 (Filed herewith)

21.1	List of Subsidiaries of GrowGeneration Corp. (Filed herewith)

23.1	Consent of Connolly Grady & Cha, P.C. (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 1, 2019

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

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director	April 1, 2019
Darren Lampert	(Principal Executive Officer)

/s/ Monty Lamirato	Chief Financial Officer	April 1, 2019
Monty Lamirato	(Principal Financial and Accounting Officer)

/s/ Michael Salaman	President and Director	April 1, 2019
Michael Salaman

/s/ Stephen Aiello	Director	April 1, 2019
Stephen Aiello

/s/ Peter Rosenberg	Director	April 1, 2019
Peter Rosenberg

/s/ Sean Stiefel	Director	April 1, 2019
Sean Stiefel