Form 10-Q
period 2019-03-31
GrowGeneration Corp.
filed 2019-05-07
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2019

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

1000 West Mississippi Avenue

Denver, CO 80223

(Address of principal executive offices)

(800)935-8420

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 7, 2019, there were 28,844,552 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$6,560,853	$14,639,981
Accounts receivable, net of allowance for doubtful accounts of $133,288 at March 31, 2019 and December 31, 2018	1,077,706	862,397
Inventory	15,064,585	8,869,469
Prepaid expenses and other current assets	916,492	606,037
Total current assets	23,619,636	24,977,884

Property and equipment, net	2,254,345	1,820,821
Operating leases right-of-use assets	4,628,017	-
Intangible assets, net	219,655	114,155
Goodwill	12,419,235	8,752,909
Other assets	564,902	227,205
TOTAL ASSETS	$43,705,790	$35,892,974

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,028,954	$1,819,411
Other accrued liabilities	36,352	40,151
Payroll and payroll tax liabilities	515,278	410,345
Customer deposits	697,582	516,038
Sales tax payable	304,709	191,958
Current maturities of operating leases right-of-use assets	1,210,098	-
Current maturities of long-term debt	436,813	436,813
Total current liabilities	6,229,786	3,414,716

Long-term convertible debt, net of debt discount and debt issuance costs	2,169,058	2,044,113
Operating leases right-of-use assets, net of current maturities	3,445,216	-
Long-term debt, net of current maturities	276,066	375,626
Total liabilities	12,120,126	5,834,455

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 28,844,552 and 27,948,609 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	28,845	27,949
Additional paid-in capital	40,093,390	38,796,562
Accumulated deficit	(8,536,571)	(8,765,992)
Total stockholders’ equity	31,585,664	30,058,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,705,790	$35,892,974

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Sales	$13,087,222	$4,381,018
Cost of sales	9,400,591	3,191,402
Gross profit	3,686,631	1,189,616

Operating expenses:
Store operations	1,957,790	892,858
General and administrative	493,096	363,778
Share based compensation	80,278	216,200
Depreciation and amortization	146,624	45,012
Salaries and related expenses	659,332	331,732
Total operating expenses	3,337,120	1,849,580

Net income (loss) from operations	349,511	(659,964)

Other income (expense):
Other income	-	31,807
Other expense	(7,286)	-
Interest income	18,833	-
Interest expense	(6,691)	(8,018)
Amortization of debt discount	(124,946)	(317,255)
Total non-operating income (expense), net	(120,090)	(293,466)

Net income (loss)	$229,421	$(953,430)

Net income (loss) per shares, basic	$.01	$(.05)
Net income (loss) per shares, diluted	$.01	$(.05)

Weighted average shares outstanding, basic	28,844,552	18,419,519
Weighted average shares outstanding, diluted	34,263,302	18,419,519

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$229,421	$(953,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,624	45,011
Amortization of debt discount	124,946	317,255
Stock-based compensation expense	80,278	216,200
Noncash operating lease expense	27,297	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(215,309)	(91,548)
Inventory	(4,050,616)	(2,127,430)
Prepaid expenses and other assets	(619,382)	54,103
Increase (decrease) in:
Accounts payable and accrued liabilities	1,205,744	335,298
Payroll and payroll tax liabilities	315,133	15,787
Customer deposits	181,544	364,038
Sales tax payable	112,751	40,176
Net cash used in operating activities	(2,461,569)	(1,784,540)
Cash flows from investing activities:
Assets acquired in business combinations	(4,984,075)
Purchase of furniture and equipment	(430,148)	(53,613)
Purchase of intangibles	(105,500)	(607,410)
Net cash used in investing activities	(5,519,723)	(661,023)
Cash flows from financing activities:
Principal payments on long term debt	(99,560)	(82,770)
Proceeds from issuance of convertible debt, net of expenses	-	8,915,573
Proceeds from the sale of common stock and exercise of warrants, net of expenses	1,725	1,160,158
Net cash provided by (used in) financing activities	(97,835)	9,992,961
Net increase (decrease) in cash	(8,079,128)	7,547,398
Cash at the beginning of period	14,639,981	1,215,265
Cash at the end of period	$6,560,853	$8,762,663

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$18,833	$8,018
Common stock issued for accrued payroll	$210,200	$108,420
Common stock issued for prepaid services	$96,000	$-
Debt converted to equity	$-	$632,353
Warrants issued for debt discount	$-	$4,239,000
Acquisition of vehicles with debt financing	$-	$29,256
Assets acquired by issuance of common stock	$998,751	$961,400
Acquisition of assets with seller financing	$-	$564,000
Right to use assets acquired under operating leases	$1,791,307	$-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

The Company’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, the Company owns and operates a chain of twenty one (21) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, six (6) in the state of California, three (3) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, two (2) in the State of Oklahoma and one (1) in the state of Rhode Island, one (1) in Maine, and an online e-commerce store, HeavyGardens. Our plan is to open and operate hydroponic/gardening stores  and related businesses throughout the United States and Canada.

The Company engages in its e business through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Oklahoma Corp, GrowGeneration Canada, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp, GrowGeneration Michigan Corp, GrowGeneration New England Corp and GrowGeneration Management Corp.

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

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on April 1, 2019 for the years ended December 31, 2018 and 2017.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Leases

We assess whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Segment Reporting

Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various products sold are aggregated into one reportable operating segment as under guidance in the FASB ASC Topic 280 for segment reporting.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2018, 2017 and 2016 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of March 31, 2019. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the first quarter of 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $3.2 million.

On January 1, 2019, the Company also adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.”  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments. The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. The adoption of this standard on January 1, 2019 did not have a material effect on the consolidated financial statements and footnote disclosure.

On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging,” which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. The adoption of this new standard on January 1, 2019 did not have any material impact on our consolidated financial statements and footnote disclosures.

Recently Issued Accounting Pronouncements – Pending Adoption

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

4.	PROPERTY AND EQUIPMENT

	March 31, 2019	December 31, 2018
Vehicles	$549,283	$535,857
Leasehold improvements	589,402	441,725
Furniture, fixtures and equipment	1,836,106	1,417,061
	2,974,791	2,394,643
(Accumulated depreciation)	(720,446)	(573,822)
Property and Equipment, net	$2,254,345	$1,820,821

Depreciation expense for the three months ended March 31, 2019 and 2018 was $146,624 and $44,732, respectively.

5.	LONG-TERM DEBT

	March 31	December 31
	2019	2018
Long term debt is as follows:
Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	$1,568	$3,211

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	11,528	12,976

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	275,000	350,000

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 12 installments of $6,003, due September 2019	50,000	54,000

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	374,783	392,252
	$712,879	$812,439
Less Current Maturities	(436,813)	(436,813)
Total Long-Term Debt	$276,066	$375,626

Interest expense for the three months ended March 31, 2019 and 2018 was $6,691 and $8,018, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

6.	LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of retail and warehouse locations as well as office space. Our leases generally have remaining terms of 1- 5 years, most of which include options to extend the leases for additional 3-5 year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.

We elected this expedient to account for lease and non-lease components as a single component for our entire population of operating lease assets.

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

March 31,
2019
Right to use assets, operating lease assets	$4,628,017

Current lease liability	$1,210,098
Non-current lease liability	3,445,216
$4,655,314

March 31,
2019
Weighted average remaining lease term	3.5 years
Weighted average discount rate	7.6%

Operating lease assets obtained for operating lease liabilities	$1,791,307

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

6.	LEASES, continued

Maturities of lease liabilities
2019	$1,130,385
2020	1,423,134
2021	1,348,880
2022	1,096,793
2023	685,257
2024	25,304
Total lease payments	5,709,753
Less: Imputed interest	(1,054,439)
Lease Liability March 31, 2019	$4,655,314

7.	CONVERTIBLE DEBT

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

During the year ended December 31, 2018, convertible debt and accrued interest of $5,927,677, net of unamortized debt discount of $2,305,746, was converted into 2,013,294 shares of common stock at the conversion rate of $3.00 per share. There were no conversions debt or accrued interest for the three months ended March 31, 2019.

During the three months ended March 31, 2019, 172,500 warrants issued in connection with the convertible debt were exercised, resulting in the issuance of 172,500 shares of common stock.

	March 31,	December 31,
	2019	2018
Convertible debt	$3,075,000	$3,075,000
Remaining unamortized debt discount and debt issue costs	(905,942)	(1,030,887)
Convertible debt, net of debt discount and debt issue costs	$2,169,058	$2,044,113

Amortization of debt discount for the three months ended March 31, 2019 and 2018 was $124,946 and $317,255, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Total non-cash share-based compensation	$80,278	$216,200

On March 6, 2014, the Company’s Board of Directors (the “Board”) and majority stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of Common Stock which may be issued over the term of the 2014 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to a ten-percent stockholder which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant. As of the date of this filing, there are a total of 2,113,834 options issued under the 2014 Plan (of which 1,418,334 options have been exercised and 695,500 remain outstanding), 375,000 shares of Common Stock issued, and 11,166 shares of Common Stock available to be issued.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

Options outstanding at March 31, 2019 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2018	1,815,500	$1.66	2.65 years	$.78
Granted	260,000	2.93		$1.91
Exercised	(300,000)
Forfeited or expired	-
Outstanding at March 31, 2019	1,775,500	$2.03	2.56 years	$1.07
Options vested at March 31, 2019	1,207,161	$1.75	2.14 years	$.85

9.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants as of March 31, 2019 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2018	$3,279,500	$1.94

Issued	-	-
Exercised	-	-
Forfeited	-
Outstanding at March 31, 2019	3,279,500	$1.94

10.	STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of Common Stock. As of March 31, 2019, there were 28,844,552 shares of Common Stock outstanding.

2019 Equity Transactions

During the quarter ended March 31, 2019, the Company issued 172,500 shares of Common Stock upon exercise of common stock warrants.

During the quarter ended March 31, 2019, the Company issued 344,553 shares of Common Stock valued at approximately $999,000 in connection with assets acquired in business combinations.

During the quarter ended March 31, 2019, the Company issued 228,890 shares of Common Stock upon the cashless exercise of 300,000 common stock options.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

10.	STOCKHOLDERS’ EQUITY, continued

During the quarter ended March 31, 2019, the Company issued 159,500 shares of Common Stock, valued at approximately $231,000, for employee bonuses accrued at December 31, 2018.

During the quarter ended March 31, 2019, the Company issued 50,000 shares of Common Stock, valued at approximately $96,000, for consulting services.

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

During the quarter ended March 31, 2018, the Company issued 26,000 shares of Common Stock, valued at approximately $108,000, for employee bonuses accrued at December 31, 2017.

11.	EARNINGS PER SHARE

Potentially dilutive securities were comprised of the following:

	March 31, 2019	March 31, 2018
Stock purchase warrants	3,279,500	2,319,000
Convertible debt warrants	363,750	1,155,000
Options	1,775,500	2,492,000
Total	5,418,750	5,966,000

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2019 and 2018.

	March 31, 2019	March 31, 2018
Net income (loss)	$229,421	$(953,430)
Weighted average shares outstanding, basic	28,844,552	18,419,519
Effect of dilutive common stock equivalents	5,418,750	-
Adjusted weighted average shares outstanding, dilutive	34,263,302	18,419,519
Basic income (loss) per shares	$.01	$(.05)
Dilutive income (loss) per share	$.01	$(.05)

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

12.	ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The table below represents the allocation of the preliminary purchase price to the acquired net assets during the three months ended March 31, 2019.

	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$1,441,000	$238,000	$465,500	$2,144,500
Prepaids and other current assets	22,000	-		22,000
Furniture and equipment	100,000	25,000	25,000	150,000
Goodwill	2,596,100	516,300	554,000	3,666,400
Total	$4,159,100	$779,300	$1,044,500	$5,982,900

The table below represents the consideration paid for the net assets acquired in business combinations.

	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$3,659,100	$525,000	$800,000	$4,984,100
Common stock	500,000	254,300	244,500	998,800
Total	$4,159,100	$779,300	$1,044,500	$5,982,900

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended March 31, 2019.

	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	1/21,2019	2/11/2019	2/7/2019
Revenue	$3,450,600	$1,594,900	$121,500	$5,167,000
Earnings	$613,000	$165,300	$5,800	$784,100

The following represents the proforma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months ended March 31, 2018.

Pro forma consolidated income statement

March 31, 2018
Revenue	$2,088,200
Earnings	$389,100

13.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to March 31, 2019 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration’s mission is to become one of the largest retail hydroponic and organic specialty gardening retail outlets in the industry. Today, GrowGeneration owns and operates a chain of twenty one (21) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, six (6) in the state of California, three (3) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, two (2) in the State of Oklahoma and one (1) in the state of Rhode Island, one (1) in Maine, and an online e-commerce store, HeavyGardens. Our plan is to open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

Today, our 21 facilities operate in 8 states, each state considered an operating region. In 2018, we acquired approximately $25 million in revenue from six acquisitions and for the three months ended March 31, 2019 we completed the acquisition of three additional stores that are projected to provide an additional $13 million in revenues annually. We continue to achieve our yearly revenue growth goals of 100% year over year growth. Our operations span over 100,000 sq. ft of retail and warehouse space. We employ today approximately 90 agronomist and horticulturist that we have branded “Grow Pros”. In addition to our store operations, GrowGeneration also operates 5 divisions. These wholly-owned divisions are, GrowGeneration Canada, GrowGeneration Hemp, GGen Distribution Corp and our newly purchased e-commerce super-store HeavyGardens.com. GrowGeneration Commercial is operated as a stand-alone entity to sell directly into the commercial markets. These sales calls include new build-outs, large capital projects and multi-state operators. Commercial customers set up accounts and can order directly online and receive their commercial pricing. HeavyGardens.com is the Company’s recent acquisition of an e-commerce online superstore that today generates approximately $400,000 a month in sales and, has over 60,000 unique visitors. The Company is implementing an omni- channel approach of ordering online and picking up at one of our store locations. We have allocated marketing dollars to a digital marketing campaign to further grow our online brand presence. GrowGeneration Canada was formed to mirror our US operations and strategies to acquire hydro operations in Canada. We plan to have 3 locations, in British Columbia, Quebec and Ontario, operating in later half of 2019. GrowGeneration Hemp is developing a supply chain to outfit hemp farms, currently over 75,000 acres in the US, with equipment and supplies. As more of these hemp farms become operational and the demand for CBD Isolate and Biomass soars, the increase in hemp farming is expected to be a high growth channel for the Company. Lastly, GGen Distribution Corp is sourcing and developing new and innovative agricultural products, private label and exclusive products to drive margins and introduce the commercial growers to the latest in new technologies to increase yields and the quality of their plants.

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment, and other products needed to grow indoors and outdoors. Our strategy is to target two distinct groups of customers; namely commercial growers, and smaller growers who require a local store to fulfill their daily and weekly growing needs. Our supply-chain includes over 10,000 sku’s, across 12 product departments. We can deliver directly to the grower’s facility, and they can pick up the products at one of our stores or, order online.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2019 and 2018

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Variance	% Variance
Net revenue	$13,087,222	$4,381,018	$8,706,204	199%
Cost of goods sold	9,400,591	3,191,402	(6,209,189)	195%
Gross profit	3,686,631	1,189,616	2,497,015	210%
Operating expenses	3,337,120	1,849,580	(1,487,540)	80%
Operating income (loss)	349,511	(659,964)	1,009,475
Other income (expense)	(120,090)	(293,466)	173,376
Net income (loss)	$229,421	$(953,430)	$1,182,851

Revenue

Net revenue for the three months ended March 31, 2019 increased approximately $8.7 million, or 199%, to approximately $13.1 million, compared to approximately $4.4 million for the three months ended March 31, 2018. The increase in revenues in 2019 was primarily due to the addition of 14 new stores opened or acquired after January 1, 2018, and the new e-commerce site acquired in mid-September 2018. The 14 new stores and the new e-commerce web site contributed $9.9 million in revenue for the quarter ended March 31, 2019. Four new stores which we opened at various times during the quarter ended March 31, 2018 contributed sales of $1.7 million during that quarter. The chart below shows sales by market for the three months ended March 31, 2019 and 2018. The Company also consolidated some stores in 2019 and 2018 primarily in Colorado that had revenues of $66,000 for the three months ended March 31, 2019 and $462,000 for the three months ended March 31, 2018.

The Company currently continues to focus on eight (8) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions, proprietary products and the continued development of our online and Amazon sales.

	Sales by Market
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018	Variance
Colorado	$3,338,273	$1,376,847	$1,961,426
California	3,159,444	1,001,724	2,157,720
Rhode Island	1,497,982	962,766	535,216
Michigan	1,542,851	-	1,542,851
Nevada	867,647	413,904	453,743
Washington	327,297	164,504	162,793
Oklahoma	1,552,749	-	1,552,749
Maine	54,065	-	54,065
E-commerce	681,299	-	681,299
Closed/consolidated locations	65,615	461,273	(395,658)
Total revenues	$13,087,222	$4,381,018	$8,706,204

Sales of the Company’s products in the Colorado market increased $1.96 million or 142% comparing the quarter ended March 31, 2019 to March 31, 2018 which was primarily due the Company’s continued focus on increasing commercial sales and the acquisition of a new store in mid-January 2019. Sales of the Company’s products in the California market have seen growth of approximately $2.1 million, or 215% from the addition of five (5) new stores through acquisitions. The California market experienced slower growth in 2018 as a result of a change in the regulatory environment and the implementation of new rules and regulations which had previously slowed the issuance of new licenses to growers. The Company positioned itself to take advantage of new licenses issued to growers in 2019 and the increase in sales is reflective in that positioning.

The recognition of revenue in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018. The Rhode Island acquisition occurred in late January 2018 and the Michigan store acquisitions occurred in April 2018, so the quarter ended March 31, 2019 reflects sales in these four stores for an entire quarter. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in 2019.

Revenue in the Nevada market increased 110% as we continue to focus on commercial sales.

Sales in the Washington market increased $163,000 or 99% comparing the quarter ended March 31, 2019 to the quarter ended March 31, 2018

Stores in the Oklahoma market opened on October 1, 2018 and February 1, 2019, respectively and was a new market for the Company with the legalization of cannabis in the state. Sales in this market have been very strong.

Maine is also a new market for the Company and we opened a new store on March 1, 2019.

The Company had the same 7 stores opened for the entire three months ended March 31, 2019 and 2018: four (4) in Colorado, one (1) in California, one (1) in Nevada, and one (1) in Washington. These same stores generated $3.1 million in sales for the three months ended March 31, 2019, compared to $2.2 million in sales for the three months ended March 31, 2018, an increase of 42%. Same store sales increase in all of the markets as noted below comparing March 31, 2019 to March 31, 2018.

	7 Same Stores All Markets
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018	Variance
Colorado market	$2,016,826	$1,376,847	$639,979
California market	285,901	239,303	46,598
Washington market	327,297	164,504	162,793
Nevada market	481,253	413,904	67,349
Net revenue, all markets	$3,111,277	$2,194,558	$916,719

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2019 increased approximately $6.2 million, or 195%, to approximately $9.4 million, as compared to approximately $3.2 million for the three months ended March 31, 2018. The increase in cost of goods sold was primarily due to the 199% increase in sales comparing the three months ended March 31, 2019 to the three months ended March 31, 2018. The increase in cost of goods sold is directly attributable to the increase in the number of stores as discussed above.

Gross profit was approximately $3.7 million for the three months ended March 31, 2019, compared to approximately $1.2 million for the three months ended March 31, 2018, an increase of approximately $2.5 million or 210%. Gross profit as a percentage of sales was 28.2% for the three months ended March 31, 2019, compared to 27.1% for the three months ended March 31, 2018. The increase in the gross profit margin percentage is due to reduced pricing from vendors as a result of our increasing purchasing from those vendors.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $2 million for the three months ended March 31, 2019 and approximately $893,000 for the three months ended March 31, 2018, an increase of approximately $1.1 million or 119%. The increase in store operating costs was directly attributable to the 199% increase in sales from the addition of three (3) new locations that were acquired in 2019 and two new stores opened in new markets in 2019 that were not open for any portion of the three months ended March 31, 2018. We acquired 11 stores at various times in 2018 and our new e-commerce site in mid-September 2018. The addition of these new store was the primary reason for the increase in store operating costs. Store operating costs as a percentage of sales were 15% for the three months ended March 31, 2019, compared to 20.4% for the three months ended March 31, 2018. Store operating costs were positively impacted by the acquisitions of new stores in 2018 and 2019 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues.

Corporate overhead was 10.5% of revenue for the three months ended March 31, 2019 and 21.8% for the three months ended March 31, 2018. Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $1.4 million for the three months ended March 31, 2019, compared to approximately $1 million for the three months ended March 31, 2018. The increase in salaries expense from 2018 to 2019 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 5% for the three months ended March 31, 2019 compared to 7.6% for the three months ended March 31, 2018. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $493,000 for the three months ended March 31, 2019 and approximately $364,000 for the three months ended March 31, 2018, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 3.8% for the three months ended March 31, 2019, and 8.3% for the three months ended March 31, 2018. As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $227,000 for the three months ended March 31, 2019, compared to approximately $261,000 for the three months ended March 31, 2018.

Net Income (Loss)

The net income for the three months ended March 31, 2019 was $229,421, compared to a net loss of $953,430 for the three months ended March 31, 2018, a positive change of nearly $1.2 million. The net income for the quarter ended March 31, 2019 was primarily due to 1) a 199% increase in sales with only a 195% increase in cost of sales, 2) a reduction of store operating costs as a percentage of revenue from 20.3 % in 2018 to 15% in 2019, and 3) a reduction of overhead as a percentage of revenue from 21.8% in 2018 to 10.5% in 2019.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $2.5 million compared to approximately $1.8 million for three months ended March 31, 2018. Cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustment totaled approximately $379,000 and $578,000 for the three months ended March 31, 2019 and 2018, respectively, so non-cash adjustments had a greater positive impact on net cash provided by operating activities for the three months ended March 31, 2018 than the same period in 2019. Despite showing net income of $229,421, the increase in the net cash used in operating activities of $2.5 million was related to an increase in inventory of approximately $4.1 million, an increase in accounts receivable of approximately $215,000, an increase in prepaids of $619,000, offset by an increase in accounts payable and other current liabilities of approximately $1.8 million. The increases in inventory, receivable, prepaids, accounts payable and other accrued expenses were directly attributable to the increase in the number of operating stores in 2019. Also, the increase in inventory was attributable to the Company acquiring a significant amount of inventory at a substantially reduced price.

Net cash used in operating activities for the three months ended March 31, 2018 was approximately $1.8 million. This amount was primarily related to increases of inventory of approximately $2.1 million, accounts receivable of $91,000, offset by an increase in accounts payable and other current liabilities of approximately $755,000. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between December 31, 2017 and March 31, 2018.

Net cash used in investing activities was approximately $5.5 million for the three months ended March 31, 2019 and approximately $661,000 for the three months ended March 31, 2018. Investing activities in 2019 were primarily attributable to three acquisitions in 2019 in which the we paid approximately $5 million in cash. Other investing activities in 2019 were the purchase of vehicles and store equipment totaling approximately $430,000. Investing activities in 2018 related the purchase of vehicles and store equipment to support new store operations.

Net cash provided used in financing activities for the three months ended March 31, 2019 was approximately $98,000 and was primarily attributable to debt repayment. Net cash provided by financing activities for the three months ended March 31, 2018 was $10 million and was primarily from proceeds from convertible debt, $8.9 million and sales of Common Stock and proceeds from the exercise of warrants of $1.2 million.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss)	$229,421	$(953,430)
Interest	6,961	8,018
Depreciation and Amortization	146,624	45,012
EBITDA	383,006	(900,400)
Non-cash operating lease expense	27,279	-
Share based compensation (option compensation, warrant compensation, stock issued for services)	80,278	216,200
Amortization of debt discount	124,946	317,255

Adjusted EBITDA	$615,509	$(366,945)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had working capital of approximately $17.4 million, compared to working capital of approximately $21.6 million as of December 31, 2018, a decrease of approximately $4.2 million. The decrease in working capital from December 31, 2018 to March 31, 2019 was due primarily to 1) the use of cash to in the acquisition of three new stores during the quarter ended March 31, 2019 and 2) the application of a new accounting standard related to operating leases which resulted in $1.2 million in current liabilities. At March 31, 2019, we had cash and cash equivalents of approximately $6.6 million. As of the date of this filing, we believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of Common Stock, convertible notes and warrants.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $133,288 has been reserved as of March 31, 2019 and December 31, 2018.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, and December 31, 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2019 and December 31, 2018.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of March 31, 2019 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2019.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)