Form 10-Q
period 2019-06-30
GrowGeneration Corp.
filed 2019-08-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2019

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

As of August 7, 2019, there were 35,525,943 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$17,859,472	$14,639,981
Accounts receivable, net of allowance for doubtful accounts of $119,237 at June 30, 2019 and $133,288 at December 31, 2018	1,420,233	862,397
Inventory	15,128,955	8,869,469
Prepaid expenses and other current assets	1,581,140	606,037
Total current assets	35,989,800	24,977,884

Property and equipment, net	2,832,581	1,820,821
Operating leases right-of-use assets, net	5,461,196	-
Intangible assets, net	226,205	114,155
Goodwill	14,725,115	8,752,909
Other assets	318,355	227,205
TOTAL ASSETS	$59,553,252	$35,892,974

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,865,955	$1,819,411
Other accrued liabilities	36,247	40,151
Payroll and payroll tax liabilities	673,939	410,345
Customer deposits	436,315	516,038
Sales tax payable	425,792	191,958
Current maturities of operating leases right-of-use assets	1,550,349	-
Current maturities of long-term debt	294,712	436,813
Total current liabilities	6,283,309	3,414,716

Long-term convertible debt, net of debt discount and debt issuance costs	2,096,992	2,044,113
Operating leases right-of-use assets, net of current maturities	3,993,403	-
Long-term debt, net of current maturities	288,872	375,626
Total liabilities	12,662,576	5,834,455

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 34,834,911 and 27,948,609 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	34,834	27,949
Additional paid-in capital	54,330,413	38,796,562
Accumulated deficit	(7,474,571)	(8,765,992)
Total stockholders’ equity	46,890,676	30,058,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,553,252	$35,892,974

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Sales	$19,483,383	$7,152,299	$32,570,605	$11,534,558
Cost of sales	13,663,173	5,423,069	23,063,764	8,614,719
Gross profit	5,820,210	1,729,230	9,506,841	2,919,839
Operating expenses:
Store operations	2,734,788	1,148,952	4,616,326	2,029,848
General and administrative	549,129	399,130	1,124,313	762,873
Share based compensation	390,898	337,148	522,243	553,348
Depreciation and amortization	150,842	70,899	291,132	126,994
Salaries and related expenses	820,842	395,078	1,429,106	726,810
Total operating expenses	4,646,499	2,351,207	7,983,120	4,199,873

Income (loss) from operations	1,173,711	(621,977)	1,523,721	(1,280,034)

Other income (expense):
Interest expense	(3,161)	(11,312)	(8,690)	(19,330)
Interest income	15,433	14,038	34,283	29,627
Other income (loss)	(6,833)	(5,866)	(15,797)	8,444
Amortization of debt discount	(117,150)	(304,842)	(242,096)	(622,096)
Total non-operating expense, net	(111,711)	(307,982)	(232,300)	(603,355)

Net income (loss)	$1,062,000	$(929,959)	$1,291,421	$(1,883,389)

Net income (loss) per shares, basic	$.04	$(.04)	$.04	$(.09)
Net income (loss) per shares, diluted	$.03	$(.04)	$.04	$(.09)

Weighted average shares outstanding, basic	30,326,304	21,901,093	29,389,636	20,230,146
Weighted average shares outstanding, diluted	36,311,850	21,901,093	35,375,182	20,230,146

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,291,421	$(1,883,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,132	126,993
Amortization of debt discount	242,096	622,096
Stock-based compensation expense	522,243	533,348
Noncash operating lease expense	82,556	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(557,836)	(300,741)
Inventory	(3,076,386)	(3,503,677)
Prepaid expenses and other assets	(1,080,372)	16,507
Increase (decrease) in:
Accounts payable and accrued liabilities	1,042,640	622,286
Payroll and payroll tax liabilities	227,893	23,832
Customer deposits	(79,723)	57,258
Sales tax payable	233,834	144,660
Net cash used in operating activities	(860,502)	(3,520,827)
Cash flows from investing activities:
Assets acquired in business combinations	(7,631,775)	-
Purchase of furniture and equipment	(1,052,892)	(222,367)
Purchase of intangibles	(112,050)	(859,887)
Net cash used in investing activities	(8,796,717)	(1,082,254)
Cash flows from financing activities:
Principal payments on long term debt	(228,855)	(134,432)
Proceeds from issuance of convertible debt, net of expenses	-	8,912,765
Proceeds from the sale of common stock and exercise of warrants, net of expenses	13,105,214	12,042,822
Net cash provided by financing activities	12,876,359	20,821,074
Net increase in cash	3,219,491	16,218,074
Cash at the beginning of period	14,639,981	1,215,265
Cash at the end of period	$17,859,472	$17,433,339

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$8,690	$19,330
Common stock issued for accrued payroll	$210,200	$108,420
Common stock issued for prepaid services	$96,000	$45,000
Debt converted to equity	$189,217	$779,320
Warrants issued for debt discount	$-	$4,239,000
Acquisition of vehicles with debt financing	$-	$56,174
Assets acquired by issuance of common stock	$1,809,631	$1,390,550
Acquisition of assets with seller financing	$-	$564,000
Right to use assets acquired under operating leases	$5,543,752	$-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration is the largest chain of hydroponic garden centers in North America. Today, the Company owns and operates a chain of twenty three (23) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, five (5) in the state of California, three (3) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, two (2) in the State of Oklahoma, one (1) in the state of Rhode Island, one (1) in New Hampshire, three (3) in Maine, and an online e-commerce store, HeavyGardens. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

The Company engages in its business through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Oklahoma Corp, GrowGeneration Canada, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp, GrowGeneration Michigan Corp, GrowGeneration New England Corp and GrowGeneration Management Corp.

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

June 30, 2019

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2018, 2017 and 2016 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of June 30, 2019. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the first quarter of 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $3.2 million.

On January 1, 2019, the Company also adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments. The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. The adoption of this standard on January 1, 2019 did not have any effect on the consolidated financial statements and footnote disclosure.

On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging,” which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. The adoption of this new standard on January 1, 2019 did not have any impact on our consolidated financial statements and footnote disclosures.

Recently Issued Accounting Pronouncements – Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2018-13 will have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

4.	PROPERTY AND EQUIPMENT

	June 30, 2019	December 31, 2018
Vehicles	$570,636	$535,857
Leasehold improvements	647,095	441,725
Furniture, fixtures and equipment	2,486,139	1,417,061
	3,703,870	2,394,643
(Accumulated depreciation)	(871,289)	(573,822)
Property and Equipment, net	$2,832,581	$1,820,821

Depreciation expense for the three months ended June 30, 2019 and 2018 was $150,842 and $70,619, respectively and depreciation expense for the six months ended June 30, 2019 and 2018 was $291,132 and $126,433, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

5.	LONG-TERM DEBT

	June 30,	December 31,
	2019	2018
Long term debt is as follows:
Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	$1,250	$3,211

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	10,068	12,976

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	200,000	350,000

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 12 installments of $6,003, due September 2019	12,000	54,000

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	360,266	392,252
	$583,584	$812,439
Less Current Maturities	(294,712)	(436,813)
Total Long-Term Debt	$288,872	$375,626

Interest expense for the three months ended June 30, 2019 and 2018 was $3,161 and $11,312, respectively and Interest expense for the six months ended June 30, 2019 and 2018 was $8,690 and $19,330, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

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

June 30,
2019
Right to use assets, operating lease assets	$5,461,196

Current lease liability	$1,550,349
Non-current lease liability	3,993,403
$5,543,752

June 30,
2019
Weighted average remaining lease term	3.75 years
Weighted average discount rate	7.6%

Operating lease assets obtained for operating lease liabilities	$3,050,164

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

6.	LEASES, continued

Maturities of lease liabilities
2019	$942,200
2020	1,839,700
2021	1,775,300
2022	1,270,700
2023	774,300
2024	61,900
Total lease payments	6,664,100
Less: Imputed interest	(1,120,348)
Lease Liability June 30, 2019	$5,543,752

7.	CONVERTIBLE DEBT

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

During the six months ended June 30, 2019 and 2018, convertible debt and accrued interest of $250,356 and $1,425,003, net of unamortized debt discount of $60,783 and $586,804, respectively, were converted into 83,451 and 475,001 shares of common stock, respectively, at the conversion rate of $3.00 per share.

During the six months ended June 30, 2019 and 2018, 172,500 and 532,500 warrants issued in connection with the convertible debt were exercised, resulting in the issuance of 172,500 and 532,500, shares of common stock, respectively.

	June 30,	December 31,
	2019	2018
Convertible debt	$2,825,000	$3,075,000
Remaining unamortized debt discount and debt issue costs	(728,008)	(1,030,887)
Convertible debt, net of debt discount and debt issue costs	$2,096,992	$2,044,113

Amortization of debt discount for the three months ended June 30, 2019 and 2018 was $117,150 and $304,842, respectively and amortization of debt discount for the six months ended June 30, 2019 and 2018 was $242,096 and $622,096, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total non-cash share-based compensation	$390,898	$337,148	$522,243	$553,348

On March 6, 2014, the Company’s Board of Directors (the “Board”) and majority stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company may grant incentive and non-statutory options to employees, nonemployee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of Common Stock which may be issued over the term of the 2014 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to a ten-percent stockholder which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten-percent stockholder) from the date of grant. As of the date of this filing, there are a total of 2,113,834 options issued under the 2014 Plan (of which 1,718,334 options have been exercised and 395,500 remain outstanding), 375,000 shares of Common Stock issued, and 11,166 shares of Common Stock available to be issued.

On January 7, 2018, the Board adopted the 2018 Equity Compensation Plan (the “2018 Plan”) and on April 20, 2018, the shareholders approved the 2018 Plan. The 2018 Plan is administered by the Board. The maximum number of shares of Common Stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. The Board may grant options to purchase shares of Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of Common Stock, performance shares, performance units, other cash-based awards and other stock-based awards.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

Options outstanding at June 30, 2019 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2018	1,815,500	$1.66	2.65 years	$.78
Granted	315,000	2.93		$1.91
Exercised	(600,000)	.60		.07
Forfeited or expired
Outstanding at June 30, 2019	1,530,500	$2.33	3.17 years	$1.29
Options vested at June 30, 2019	965,500	$2.17	2.99 years	$1.15

9.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants as of June 30, 2019 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2018	$3,279,667	$1.94

Issued	2,061,629	3.50
Exercised	(1,250,000)	.35
Forfeited	-
Outstanding at June 30, 2019	4,091,296	$3.21

10.	STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes the Company to issued 100,000,000 shares of Common Stock. As of June 30, 2019, there were 34,834,911 shares of Common Stock outstanding.

2019 Equity Transactions

During the six months ended June 30, 2019, the Company issued 4,123,257 shares of Common Stock in connection with the sale of 4,123,257 units in a private placement at $3.10 per unit. Each unit consisted of (i) one share of Common Stock and (ii) one 3-year warrant, each entitling the holder to purchase one half share of Common Stock, at a price of $3.5 per share.

During the six months ended June 30, 2019, the Company issued 1,250,000 shares of Common Stock upon exercise of outstanding common stock warrants at $.35 per share.

During the six months ended June 30, 2019, the Company issued 172,500 shares of Common Stock upon exercise of outstanding convertible debt warrants.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

10.	STOCKHOLDERS’ EQUITY, continued

During the six months ended June 30, 2019, the Company issued 83,451 shares of Common Stock upon conversion of $250,356 in outstanding convertible debt and accrued interest at $3.00 per share.

During the six months ended June 30, 2019, the Company issued 594,553 shares of Common Stock valued at approximately $1.8 million as partial consideration for assets acquired in business combinations.

During the six months ended June 30, 2019, the Company issued 470,044 shares of Common Stock upon the cashless exercise of 600,000 common stock options.

During the six months ended June 30, 2019, the Company issued 100,000 shares of Common Stock, valued at approximately $231,000, for employee bonuses accrued at December 31, 2018.

During the six months ended June 30, 2019, the Company issued 50,000 shares of Common Stock, valued at approximately $96,000, for consulting services.

During the six months ended June 30, 2019, the Company issued 17,500 shares of Common Stock to employees in connection with share-based compensation.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

11.	EARNINGS PER SHARE

Potentially dilutive securities, issued by the Company, were comprised of the following:

	June 30, 2019	June 30, 2018
Stock purchase warrants	4,091,296	3,560,000
Convertible debt warrants	363,750	817,500
Options	1,530,500	2,084,000
Total	5,985,546	6,461,500

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$1,062,000	$(929,959)	$1,291,421	$(1,883,389)
Weighted average shares outstanding, basic	30,326,304	21,901,093	29,389,636	20,230,146
Effect of dilutive common stock equivalents	5,985,546	-	5,985,546	-
Adjusted weighted average shares outstanding, dilutive	36,311,850	21,901,093	35,375,182	20,230,146
Basic income (loss) per shares	$.04	$(.04)	$.04	$(.09)
Dilutive income (loss) per share	$.03	$(.04)	$.04	$(.09)

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

12.	ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has not made any adjustments to the preliminary valuations. The table below represents the allocation of the preliminary purchase price to the acquired net assets during the six months ended June 30, 2019.

	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$1,038,600	$1,441,000	$238,000	$465,500	$3,183,100
Prepaids and other current assets	14,100	22,000	-		36,100
Furniture and equipment	100,000	100,000	25,000	25,000	250,000
Goodwill	2,305,900	2,596,100	516,300	554,000	5,972,300
Total	$3,458,600	$4,159,100	$779,300	$1,044,500	$9,441,500

The table below represents the consideration paid for the net assets acquired in business combinations.

	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$2,647,700	$3,659,100	$525,000	$800,000	$7,631,800
Common stock	810,900	500,000	254,300	244,500	1,809,700
Total	$3,458,600	$4,159,100	$779,300	$1,044,500	$9,441,500

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended June 30, 2019.

	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	5/14/2019	1/21,2019	2/11/2019	2/7/2019
Revenue	$1,056,200	$3,450,600	$880,400	$1,326,400	$6,713,600
Earnings	$234,700	$613,000	$151,100	$271,600	$1,270,400

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the six months ended June 30, 2018.

Pro forma consolidated income statement

June 30, 2018
Revenue	$9,873,500
Earnings	$1,073,800

13.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2019 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

OVERVIEW

GrowGeneration is the largest chain of hydroponic garden centers in North America. Today, GrowGeneration owns and operates a chain of twenty three (23) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, five (5) in the state of California, three (3) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, two (2) in the State of Oklahoma, one (1) in the state of Rhode Island, one (1) in the state of New Hampshire, three (3) in the state of Maine, and an online e-commerce store, HeavyGardens. Our plan is to open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

Today, our 23 facilities operate in 9 states, each state considered an operating region. During the six months ended June 30, 2019 we completed the acquisition of six additional stores that are projected to provide an additional $20 million in revenues annually and opened two stores, one in Tulsa, OK and one in Brewer, ME. In 2018, we acquired approximately $25 million in revenue from six acquisitions. We continue to achieve our yearly revenue growth goals of 100% year over year growth. Our operations span over 300,000 sq. ft of retail and warehouse space. We employ today approximately 120 agronomist and horticulturist that we have branded “Grow Pros”. In addition to our store operations, GrowGeneration also operates 5 divisions. These wholly owned divisions are, GrowGeneration Canada, GrowGeneration Hemp, GGen Distribution Corp and our newly purchased e-commerce super-store HeavyGardens.com. GrowGeneration Management Corp is a wholly owned subsidiary to sell directly into the commercial markets. Sales calls into the commercial markets include new capital projects and multi-state operators. Commercial customers set up accounts through our online portal and can order directly online and receive their commercial pricing. HeavyGardens.com is the Company’s recent acquisition of an e-commerce online superstore that today generates approximately $400,000 a month in sales and has over 60,000 unique visitors. The Company is implementing an omni-channel approach of ordering online and picking up at one of our store locations. We have allocated capital marketing dollars to a digital marketing campaign to further grow our online brand presence. GrowGeneration Canada was formed to mirror our US operations and strategies to acquire hydro operations in Canada. GrowGeneration Hemp is developing a supply chain to outfit hemp farms, currently over 75,000 acres in the US, with equipment and supplies. As more of these hemp farms become operational and the demand for CBD Isolate and Biomass increases, the increase in hemp farming is expected to be a high growth channel for the Company. Lastly, GGen Distribution Corp is sourcing and developing new and innovative agricultural products, private label and exclusive products to drive margins and introduce the commercial growers to the latest new technologies to increase yields and the quality of their plants.

Our stores sell thousands of products, such as organic nutrients and soils, advanced lighting technology, state of the art hydroponic and aquaponic equipment and other products needed to grow indoors and outdoors. Our strategy is to target two distinct groups of customers, namely commercial growers, and smaller growers that require a local store to fulfill their daily and weekly growing needs. Our supply-chain includes over 10,000 sku’s across 12 product departments. We can deliver directly to the grower’s facility, and they can pick up the products at one of our stores or order online.

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

Our target market segments include the commercial growers in the plant-based medicine market, the home grower and businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with smaller single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment business were well over $4 billion in 2018.

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

The Company continues its rollout of its new enterprise resources planning (“ERP”) solution, which it started in the fourth quarter of 2018, adding our Northern California, Michigan, Maine, Oklahoma and Rhode Island stores to our ERP system in 2019. The ERP system is designed to improve departmental productivity and effectiveness. The ERP system also provides reporting tools to better evaluate inventory levels and inventory purchasing needs.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2019 and 2018

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Variance	% Variance
Net revenue	$19,483,383	$7,152,299	$12,331,084	172%
Cost of goods sold	13,663,173	5,423,069	8,240,104	152%
Gross profit	5,820,210	1,729,230	4,090,980	237%
Operating expenses	4,646,499	2,351,207	2,295,292	98%
Operating income (loss)	1,173,711	(621,977)	1,795,688	289%
Other income (expense)	(111,711)	(307,982)	196,271	(64)%
Net income (loss)	$1,062,000	(929,959)	1,991,959	214%

Revenue

Net revenue for the three months ended June 30, 2019 increased approximately $12.3 million, or 172%, to approximately $19.5 million, compared to approximately $7.2 million for the three months ended June 30, 2018. The increase in revenues in 2019 was primarily due to the addition of 14 new stores opened or acquired after April 1, 2018, and the new e-commerce site acquired in mid-September 2018. The 14 new stores and the new e-commerce web site contributed $12.7 million in revenue for the quarter ended June 30, 2019. Three new stores which we opened at various times during the quarter ended June 30, 2018 contributed sales of $1.6 million during that quarter. The chart below shows sales by market for the three months ended June 30, 2019 and 2018. The Company also consolidated some stores in 2019 and 2018, primarily in Colorado that had revenues of $66,000 for the three months ended June 30, 2019 and $462,000 for the three months ended June 30, 2018.

The Company currently continues to focus on nine (9) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions, proprietary products and the continued development of our online and Amazon sales.

	Sales by Market
	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018	Variance
Colorado	$3,915,664	$1,894,862	$2,020,802
California	5,048,307	1,132,389	3,915,918
Rhode Island	2,056,590	1,373,568	683,022
Michigan	1,610,803	825,015	785,788
Nevada	952,344	391,513	560,831
Washington	350,244	334,211	16,033
Oklahoma	2,506,769	-	2,506,769
Maine/New Hampshire	1,562,578	-	1,562,578
E-commerce	1,036,334	-	1,036,334
Closed/consolidated locations	443,750	1,200,741	(756,991)
Total revenues	$19,483,383	$7,152,299	12,331,084

Sales of the Company’s products in the Colorado market increased approximately $2 million or 107% comparing the quarter ended June 30, 2019 to June 30, 2018, which was primarily due the Company’s continued focus on increasing commercial sales and the acquisition of a new store in mid-January 2019. Sales of the Company’s products in the California market have seen growth of approximately $3.9 million, or 346%, from the addition of five (5) new stores through acquisitions. The California market experienced slower growth in 2018 as a result of a change in the regulatory environment and the implementation of new rules and regulations which had previously slowed the issuance of new licenses to growers. The Company positioned itself to take advantage of new licenses issued to growers in 2019 and the increase in sales is reflective in that positioning.

Both the Rhode Island and Michigan markets have seen significant sales growth since their acquisitions in late January 2018 and April 2018, respectively. Sales in the Rhode Island market increased 50% primarily from its increased focus on commercial and multi-state commercial customers. Sales in the Michigan market increased 95% also primarily due to the increase in commerce customer accounts.

Revenue in the Nevada market increased 143% primarily due to the acquisition of our Reno store in February 2019.

Sales in the Washington market increased slightly, 5% comparing the quarter ended June 30, 2019 to the quarter ended June 30, 2018.

Stores in the Oklahoma market opened on October 1, 2018 and February 1, 2019, respectively and was a new market. Sales in this new market have been very strong.

Revenues in Maine/New Hampshire are derived from a new store we opened March 1, 2019 and two stores we acquired in May 2019 in Maine and one store acquired in New Hampshire.

The Company operated the same 9 stores opened for the entire three months ended June 30, 2019 and 2018: four (4) in Colorado, two (2) in California, one (1) in Nevada, one (1) in Rhode Island and one (1) in Washington. These same stores generated approximately $6.2 million in sales for the three months ended June 30, 2019, compared to approximately $5 million in sales for the three months ended June 30, 2018, an increase of 23%, primarily due to the increase in the number of commercial customers. Same store sales increased in all of the markets as noted below comparing June 30, 2019 to June 30, 2018.

	9 Same Stores All Markets
	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018	Variance
Colorado market	$2,455,878	1,894,862	$561,016
Rhode Island	2,056,590	1,373,568	683,022
California market (1)	875,925	1,048,364	(172,439)
Washington market	350,244	334,211	16,033
Nevada market	458,108	391,513	66,595
Net revenue, all markets	$6,196,745	5,042,518	1,154,227

(1)	Includes only the Arcata and McKinleyville stores.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2019 increased approximately $8.2 million, or 152%, to approximately $13.7 million, as compared to approximately $5.4 million for the three months ended June 30, 2018. The increase in cost of goods sold was primarily due to the 172% increase in sales comparing the three months ended June 30, 2019 to the three months ended June 30, 2018. The increase in cost of goods sold is directly attributable to the increase in the number of stores as discussed above.

Gross profit was approximately $5.8 million for the three months ended June 30, 2019, compared to approximately $1.7 million for the three months ended June 30, 2018, an increase of approximately $4.1 million or 237%. Gross profit as a percentage of sales was 29.9% for the three months ended June 30, 2019, compared to 24.2% for the three months ended June 30, 2018. The increase in the gross profit margin percentage is due to (1) reduced pricing from vendors as a result of our increasing purchasing from those vendors, (2) the sales of product acquired in a large bulk purchase in the first quarter of 2019 at a substantial discount.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $2.7 million for the three months ended June 30, 2019 and approximately $1.1 million for the three months ended June 30, 2018, an increase of approximately $1.6 million or 138%. The increase in store operating costs was directly attributable to the addition of seven (7) new locations that were acquired in 2019, two locations acquired in June and July 2018 for which there were only partial sales in 2018, and two new stores opened in new markets in 2019 that were not open for any portion of the three months ended June 30, 2018. In addition to the new stores opened or acquired in 2019, as discussed above, we acquired 8 stores at various times in 2018, opened a new store in October 2018, and acquired our new e-commerce site in mid-September 2018. Effective April 1, 2019 we opened two warehouse facilities. The addition of these new store, discussed above, and the two new warehouse facilities were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of sales were 14% for the three months ended June 30, 2019, compared to 16.1% for the three months ended June 30, 2018. Store operating costs were positively impacted by the acquisitions of new stores in 2018 and 2019 which have lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $1.9 million for the three months ended June 30, 2019, compared to approximately $1.2 million for the three months ended June 30, 2018. Corporate overhead was 9.8% of revenue for the three months ended June 30, 2019 and 16.8% for the three months ended June 30, 2018. The increase in salaries expense from 2018 to 2019 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 4.2% for the three months ended June 30, 2019 compared to 5.5% for the three months ended June 30, 2018. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $549,000 for the three months ended June 30, 2019 and approximately $399,000 for the three months ended June 30, 2018, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 2.8% for the three months ended June 30, 2019, and 5.6% for the three months ended June 30, 2018. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $542,000 for the three months ended June 30, 2019, compared to approximately $408,000 for the three months ended June 30, 2018.

Net Income (Loss)

Net income for the three months ended June 30, 2019 was $1,062,000, compared to a net loss of $(929,959) for the three months ended June 30, 2018, a positive change of nearly $2 million. The increase in net income for the quarter ended June 30, 2019 was primarily due to 1) a 172% increase in sales with only a 152% increase in cost of sales, 2) a reduction of store operating costs as a percentage of revenue from 16.1 % in 2018 to 14% in 2019, and 3) a reduction of overhead as a percentage of revenue from 16.8% in 2018 to 9.8% in 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Variance	% Variance
Net revenue	$32,570,605	$11,534,558	$21,036,047	182%
Cost of goods sold	23,063,764	8,614,719	14,449,045	168%
Gross profit	9,506,841	2,919,839	6,587,002	226%
Operating expenses	7,983,120	4,199,873	3,783,247	90%
Operating income (loss)	1,523,721	(1,280,034)	2,803,755	219%
Other income (expense)	(232,300)	(603,355)	371,055	(61)%
Net income (loss)	$1,291,421	$(1,883,389)	$3,174,810	169%

Revenue

Net revenue for the six months ended June 30, 2019 increased approximately $21 million, or 182%, to approximately $32.6 million, compared to approximately $11.5 million for the six months ended June 30, 2018. The increase in revenues in 2019 was primarily due to the addition of 9 new stores opened or acquired after January 1, 2018, 8 new stores opened or acquired after January 1, 2019, and the new e-commerce site acquired in mid-September 2018. The 17 new stores and the new e-commerce web site contributed $25.7 million in revenue for the six months ended June 30, 2019 compared to $4.6 million for the six months ended June 30, 2018 from 7 stores which we opened at various times during the six months ended June 30, 2018. The chart below shows sales by market for the six months ended June 30, 2019 and 2018. The Company also consolidated some stores in 2019 and 2018, primarily in Colorado and California, that had revenues of $801,000 for the six months ended June 30, 2019 and $2.4 million for the six months ended June 30, 2018.

The Company currently continues to focus on nine (9) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions, new commercial customers, proprietary products and the continued development of our online and Amazon sales.

	Sales by Market
	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	Variance
Colorado	$7,245,811	$3,271,709	3,974,102
California	7,921,850	1,431,560	6,490,290
Rhode Island	3,554,572	2,336,334	1,218,238
Michigan	3,153,654	825,015	2,328,639
Nevada	1,819,934	795,807	1,024,127
Washington	677,540	498,715	178,825
Oklahoma	4,059,518	-	4,059,518
Maine	1,563,350	-	1,563,350
New Hampshire	53,293	-	53,293
E-commerce	1,717,632	-	1,717,632
Closed/consolidated locations	803,451	2,375,418	(1,571,967)
Total revenues	$32,570,605	11,534,558	21,036,047

Sales of the Company’s products in the Colorado market increased $3.9 million or 121% comparing the six months ended June 30, 2019 to the six months ended June 30, 2018, which was primarily due to the Company’s continued focus on increasing commercial sales and the acquisition of a new store in mid-January 2019. Sales of the Company’s products in the California market have seen growth of approximately $6.5 million, or 453%, from the addition of five (5) new stores through acquisitions. The California market experienced slower growth in 2018 as a result of a change in the regulatory environment and the implementation of new rules and regulations which had previously slowed the issuance of new licenses to growers. The Company positioned itself to take advantage of new licenses issued to growers in 2019 and the increase in sales is reflective in that positioning.

Sales in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018. The Rhode Island acquisition occurred in late January 2018 and the Michigan store acquisitions occurred in April 2018, so the quarter ended June 30, 2019 reflects sales in these four stores for an entire quarter. Sales in the Rhode Island and Michigan markets increased 52% and 282% in the six months ended June 30, 2019, respectively, over the same period in 2018. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in 2019.

Revenue in the Nevada market increased 129% as we continue to focus on commercial sales.

Sales in the Washington market increased 36% comparing the six months ended June 30, 2019 to the six months ended June 30, 2018.

New stores in the Oklahoma market opened on October 1, 2018 and February 1, 2019, respectively, which was a new market for the Company and coincides with the legalization of plant-based medicine in the state. Sales in this new market have been very strong.

Maine is also a new market for the Company we opened a new store on March 1, 2019.

The Company had the same 6 stores opened for the entire six months ended June 30, 2019 and 2018: four (4) in Colorado, one (1) in Nevada, and one (1) in Washington. These same stores generated $6.1 million in sales for the six months ended June 30, 2019, compared to $4.6 million in sales for the six months ended June 30, 2018, an increase of approximately 1.5 million or 33%. Same store sales increased in all of the markets as noted below comparing June 30, 2019 to June 30, 2018.

	6 Same Stores All Markets
	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	Variance
Colorado market	$4,464,578	3,271,709	$1,192,869
Washington market	677,540	498,715	178,825
Nevada market	939,305	795,807	143,498
Net revenue, all markets	$6,081,423	4,566,231	$1,515,192

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2019 increased approximately $14.4 million, or 168%, to approximately $23.1 million, as compared to approximately $8.6 million for the six months ended June 30, 2018. The increase in cost of goods sold was primarily due to the 182% increase in sales comparing the six months ended June 30, 2019 to the six months ended June 30, 2018. The increase in cost of goods sold is directly attributable to the increase in the number of new and acquired stores as discussed above.

Gross profit was approximately $9.5 million for the six months ended June 30, 2019, compared to approximately $2.9 million for the six months ended June 30, 2018, an increase of approximately $6.6 million or 226%. Gross profit as a percentage of sales was 29.2% for the six months ended June 30, 2019, compared to 25.3% for the six months ended June 30, 2018. The increase in the gross profit margin percentage is due to (1) reduced pricing from vendors as a result of our increasing purchasing from those vendors, (2) the sales of product acquired in a large bulk purchase in the first quarter of 2019 at a substantial discount.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $4.6 million for the six months ended June 30, 2019 and approximately $2 million for the six months ended June 30, 2018, an increase of approximately $2.6 million or 127%. The increase in store operating costs was directly attributable to the 182% increase in sales from the addition of six (6) new locations that were acquired and two new stores opened in new markets in 2019 that were not open for any portion of the six months ended June 30, 2018. We acquired 8 stores at various times in 2018, opened one new store in the third quarter of 2018 and acquired our new e-commerce site in mid-September 2018. Effective April 1, 2019 we opened two warehouse facilities. The addition of these new stores and the new warehouse facilities was the primary reason for the increase in store operating costs. Store operating costs as a percentage of sales were 14.2% for the six months ended June 30, 2019, compared to 17.6% for the six months ended June 30, 2018. Store operating costs were positively impacted by the acquisitions of new stores in 2018 and 2019 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, was lower store operating costs as a percentage of revenues.

Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $3.4 million for the six months ended June 30, 2019, compared to approximately $2.2 million for the six months ended June 30, 2018. Corporate overhead was 10.3% of revenue for the six months ended June 30, 2019 and 18.8% for the six months ended June 30, 2018. The increase in salaries expense from 2018 to 2019 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 4.4% for the six months ended June 30, 2019 compared to 6.3% for the six months ended June 30, 2018. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $1.1 million for the six months ended June 30, 2019 and approximately $763,000 for the six months ended June 30, 2018, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 3.5% for the six months ended June 30, 2019, and 6.6% for the six months ended June 30, 2018. As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $813,000 for the six months ended June 30, 2019, compared to approximately $680,000 for the six months ended June 30, 2018.

Net Income (Loss)

The net income for the six months ended June 30, 2019 was approximately $1.3 million, compared to a net loss of $(1,883,389) for the six months ended June 30, 2018, a positive change of approximately $3.2 million. The net income for the six months ended June 30, 2019 was primarily due to 1) a 182% increase in sales with only a 168% increase in cost of sales, 2) a reduction of store operating costs as a percentage of revenue from 17.6 % in 2018 to 14.2% in 2019, and 3) a reduction of overhead as a percentage of revenue from 18.8% in 2018 to 10.3% in 2019.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $861,000 compared to approximately $3.5 million for six months ended June 30, 2018. Cash used in operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense, non-cash operating lease expense and amortization of debt discount. Non-cash adjustments totaled approximately $1.1 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively, so non-cash adjustments had a lesser positive impact on net cash used in operating activities for the six months ended June 30, 2019 than the same period in 2018. The decrease in the net cash used in operating activities comparing June 30, 2019 to June 30, 2018, of approximately $2.7 million, was primarily related to net income of $1.3 million for the six months ended June 30, 2019 compared to a net loss of approximately $1.9 million for the six months ended June 30, 2018. In addition, the six months ended June 30, 2019 was impacted by a decrease in inventory of approximately $425,000 (excluding acquired inventory from business combination), an increase in prepaids of $1.1 million, offset by an increase in accounts payable and other current liabilities of approximately $1 million. The increases in inventory, prepaids, accounts payable and other accrued expenses are directly attributable to the increase in the number of operating stores in 2019 compared to 2018.

Net cash used in operating activities for the six months ended June 30, 2018 was approximately $3.5 million. This amount was primarily related to a net loss of approximately $1.9 million, increases of inventory of approximately $3.5 million, accounts receivable of $301,000, offset by an increase in accounts payable and other current liabilities of approximately $622,000. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between January 1, 2018 and June 30, 2018.

Net cash used in investing activities was approximately $8.8 million for the six months ended June 30, 2019 and approximately $1.1 million for the six months ended June 30, 2018. Investing activities in 2019 were primarily attributable to six stores acquisitions in 2019, for which we paid approximately $7.6 million in cash. Other investing activities in 2019 included the purchase of vehicles and store equipment totaling approximately $1.1 million. Investing activities in 2018 related to the purchase of vehicles and store equipment to support new store operations.

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $12.9 million and was primarily attributable to 1) proceeds from the sale of common stock and exercise of warrants of approximately $13.1 million and 2) debt repayment of approximately $289,000. Net cash provided by financing activities for six months ended June 30, 2018 was $20.8 million and was primarily from 1) proceeds from the sale of convertible debt, $8.9 million and 2) sales of Common Stock and proceeds from the exercise of warrants of $12 million.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	June 30, 2019	June 30, 2018
Net income (loss)	$1,062,000	$(929,959)
Interest	3,161	11,312
Depreciation and Amortization	150,842	70,899
EBITDA	1,216,003	(847,748)
Non-cash operating lease expense	55,259	-
Share based compensation (option compensation, warrant compensation, stock issued for services)	390,898	337,148
Amortization of debt discount	117,150	304,842

Adjusted EBITDA	$1,779,310	$(205,758)

Adjusted EBITDA per share, basic	$.06	$(.01)
Adjusted EBITDA per share, diluted	$.05	$(.01)

	Six Months Ended
	June 30, 2019	June 30, 2018
Net income (loss)	$1,291,421	$(1,883,389)
Interest	8,690	19,330
Depreciation and Amortization	291,132	126,994
EBITDA	1,591,243	(1,737,065)
Non-cash operating lease expense	82,556	-
Share based compensation (option compensation, warrant compensation, stock issued for services)	522,243	553,348
Amortization of debt discount	242,096	622,096

Adjusted EBITDA	$2,438,138	$(561,621)

Adjusted EBITDA per share, basic	$.08	$(.03)
Adjusted EBITDA per share, diluted	$.07	$(.01)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had working capital of approximately $29.6 million, compared to working capital of approximately $21.6 million as of December 31, 2018, an increase of approximately $8 million. The increase in working capital from December 31, 2018 to June 30, 2019 was due primarily to 1) proceeds from the sales of common stock and exercise of warrants totaling $13.1 million during the six months ended June 30, 2019 offset by 2) the application of a new accounting standard related to accounting for operating leases which resulted in a $1.6 million increase in current liabilities. At June 30, 2019, we had cash and cash equivalents of approximately $17.9 million. As of the date of this filing, we believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of Common Stock, convertible notes and warrants.

Financing Activities

2019 Private Placement

On June 26, 2019, the Company completed a private placement of a total of 4,123,257 units of the Company’s securities at the price of $3.10 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of (i) one share of Common Stock and (ii) one 3-year warrant, each entitling the holder to purchase one half share of Common Stock, at a price of $3.5 per share. The Company raised a total of $12,782,099 from 19 accredited investors.

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

On May 9, 2018, the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of (i) 100,000 shares of Common Stock and (ii) 50,000 3-year warrants, each entitling the holder to purchase one share of Common Stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $119,237 has been reserved as of June 30, 2019 and $133,288 at December 31, 2018.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, and December 31, 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2019 and December 31, 2018.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of June 30, 2019 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2019, the Company completed a private placement of a total of 4,123,254 units of the Company’s securities at the price of $3.10 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of (i) one share of Common Stock and (ii) one 3-year warrant, each entitling the holder to purchase one half share of Common Stock, at a price of $3.5 per share. The Company raised a total of $12,782,099 from 19 accredited investors.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2019.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)