Form 10-Q
period 2019-09-30
GrowGeneration Corp.
filed 2019-11-12
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2019

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

As of November 8, 2019, there were 36,707,607 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$15,982,681	$14,639,981
Accounts receivable, net of allowance for doubtful accounts of $119,237 at September 30, 2019 and $133,288 at December 31, 2018	2,170,362	862,397
Inventory	19,383,839	8,869,469
Prepaid expenses and other current assets	2,370,439	606,037
Total current assets	39,907,321	24,977,884

Property and equipment, net	3,118,482	1,820,821
Operating leases right-of-use assets, net	7,667,538	-
Intangible assets, net	226,974	114,155
Goodwill	17,102,038	8,752,909
Other assets	394,151	227,205
TOTAL ASSETS	$68,416,504	$35,892,974

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,957,782	$1,819,411
Other accrued liabilities	9,829	40,151
Payroll and payroll tax liabilities	991,075	410,345
Customer deposits	927,134	516,038
Sales tax payable	463,315	191,958
Current maturities of operating leases right-of-use assets	1,935,129	-
Current maturities of long-term debt	207,582	436,813
Total current liabilities	9,491,846	3,414,716

Long-term convertible debt, net of debt discount and debt issuance costs	-	2,044,113
Operating leases right-of-use assets, net of current maturities	5,869,512	-
Long-term debt, net of current maturities	264,779	375,626
Total liabilities	15,626,137	5,834,455

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 36,652,105 and 27,948,609 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	36,652	27,949
Additional paid-in capital	59,178,587	38,796,562
Accumulated deficit	(6,424,872)	(8,765,992)
Total stockholders’ equity	52,790,367	30,058,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,416,504	$35,892,974

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Sales	$21,778,487	$8,406,255	$54,349,092	$19,939,572
Cost of sales	15,276,906	6,249,129	38,340,670	14,863,600
Gross profit	6,501,581	2,157,126	16,008,422	5,075,972
Operating expenses:
Store operations	2,744,199	1,415,150	7,360,525	3,456,960
General and administrative	803,707	375,002	1,928,020	1,137,910
Share based compensation	553,492	367,098	1,075,735	920,446
Depreciation and amortization	247,715	114,159	538,847	230,070
Salaries and related expenses	1,020,627	460,928	2,449,733	1,187,738
Total operating expenses	5,369,740	2,732,337	13,352,860	6,933,124

Income (loss) from operations	1,131,841	(575,211)	2,655,562	(1,857,152)

Other income (expense):
Interest expense	(27,067)	4,795	(35,757)	(14,535)
Interest income	60,973	23,584	95,256	53,211
Other income (loss)	(1,838)	(1,214)	(17,635)	8,102
Amortization of debt discount	(114,210)	(236,527)	(356,306)	(858,624)
Total non-operating expense, net	(82,142)	(209,362)	(314,442)	(811,846)

Net income (loss)	$1,049,699	$(784,573)	2,341,120	$(2,668,998)

Net income (loss) per shares, basic	$.03	$(.03)	$.07	$(.12)
Net income (loss) per shares, diluted	$.03	$(.03)	$.06	$(.12)

Weighted average shares outstanding, basic	35,707,788	25,646,011	31,523,679	22,056,665
Weighted average shares outstanding, diluted	41,713,369	25,646,011	37,529,260	22,056,665

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2018	27,948,609	$27,949	38,796,562	$(8,765,992)	$30,058,519

Sale of Common stock and warrants, net of fees	4,123,254	4,123	12,872,416		12,876,539

Share based compensation			256,551		256,551

Common stock issued upon warrant exercise	1,722,463	1,722	1,262,406		1,264,128

Common stock issued upon cashless exercise of options	505,868	506	(506)		-

Common stock issued in connection with business combinations	894,553	894	3,338,737		3,339,631

Common stock issued upon conversion of convertible debt	1,258,608	1,259	2,309,573		2,310,832

Common stock issued for services	98,750	99	132,748		132,847

Common stock issued for accrued share-based compensation	100,000	100	210,100		210,200

Net income				2,341,120	2,341,120

Balances, September 30, 2019	36,652,105	$36,652	59,178,587	$(6,424,872)	$52,790,367

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,341,120	$(2,668,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,847	230,069
Amortization of debt discount	356,306	858,624
Stock-based compensation expense	1,075,735	920,446
Noncash operating lease expense	137,103	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,307,965)	(355,674)
Inventory	(7,331,270)	(1,246,125)
Prepaid expenses and other assets	(2,208,060)	(69,631)
Increase (decrease) in:
Accounts payable and accrued liabilities	3,108,049	242,806
Payroll and payroll tax liabilities	327,818	39,231
Customer deposits	411,096	58,498
Sales tax payable	271,357	116,812
Net cash used in operating activities	(2,279,864)	(1,873,942)
Cash flows from investing activities:
Assets acquired in business combinations	(8,528,698)	(5,762,763)
Purchase of furniture and equipment	(1,536,508)	(454,999)
Purchase of intangibles	(112,819)	(33,500)
Net cash used in investing activities	(10,178,025)	(6,251,262)
Cash flows from financing activities:
Principal payments on long term debt	(340,078)	(218,740)
Proceeds from issuance of convertible debt, net of expenses	-	8,912,765
Proceeds from the sale of common stock and exercise of warrants, net of expenses	14,140,667	12,546,672
Net cash provided by financing activities	13,800,589	21,240,697
Net increase in cash	1,342,700	13,115,493
Cash at the beginning of period	14,639,981	1,215,265
Cash at the end of period	$15,982,681	$14,330,758

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$35,757	14,535
Common stock issued for accrued payroll	$-	108,420
Common stock issued for prepaid services	$96,000	-
Debt converted to equity	$2,310,832	3,195,484
Warrants issued for debt discount	$-	4,239,000
Acquisition of vehicles with debt financing	$-	56,174
Assets acquired by issuance of common stock	$3,339,631	5,222,799
Acquisition of assets with seller financing	$-	1,087,000
Right to use assets acquired under operating leases	$5,801,725	-

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Today, the Company owns and operates a chain of twenty three (23) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, five (5) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, two (2) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, and an online e-commerce store, HeavyGardens. In addition, two new locations one in Tulsa, OK and one in Oklahoma City, OK are expected to open in the fourth quarter of 2019. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

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

September 30, 2019

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

The Company adopted the provisions of FASB ACS 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2018, 2017 and 2016 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of September 30, 2019. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted these amendments in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard was effective for the Company starting in the first quarter of fiscal 2019. The adoption of this standard on January 1, 2019 did not have any effect on the consolidated financial statements and footnote disclosure.

On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging,” which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard was effective for the Company as of January 1, 2019. The adoption of this new standard on January 1, 2019 did not have any impact on our consolidated financial statements and footnote disclosures.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2018-13 will have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

4.	PROPERTY AND EQUIPMENT

	September 30, 2019	December 31, 2018
Vehicles	$770,962	$535,857
Leasehold improvements	760,794	441,725
Furniture, fixtures and equipment	2,699,395	1,417,061
	4,231,151	2,394,643
(Accumulated depreciation)	(1,112,669)	(573,822)
Property and Equipment, net	$3,118,482	$1,820,821

Depreciation expense for the three months ended September 30, 2019 and 2018 was $247,715 and $102,983, respectively and depreciation expense for the nine months ended September 30, 2019 and 2018 was $538,847 and $229,415, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

5.	LONG-TERM DEBT

	September 30,	December 31,
	2019	2018
Long term debt is as follows:
Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	$-	$3,211

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	8,595	12,976

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	125,000	350,000

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 12 installments of $6,003, due September 2019	-	54,000

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	338,766	392,252
	$472,361	$812,439
Less Current Maturities	(207,582)	(436,813)
Total Long-Term Debt	$264,779	$375,626

Interest expense for the three months ended September 30, 2019 and 2018 was $27,067 and $(4,795), respectively and interest expense for the nine months ended September 30, 2019 and 2018 was $35,757 and $14,535, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

6.	LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of retail and warehouse locations as well as office space. Our leases generally have remaining terms of 1- 5 years, most of which include options to extend the leases for additional 3 to 5 year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

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

September 30,
2019
Right to use assets, operating lease assets	$7,667,538

Current lease liability	$1,935,129
Non-current lease liability	5,869,512
$7,804,641

September 30,
2019
Weighted average remaining lease term	3.9 years
Weighted average discount rate	7.6%

Operating lease assets obtained for operating lease liabilities	$3,050,164

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

6.	LEASES, continued

Maturities of lease liabilities
2019	$537,140
2020	2,393,058
2021	2,422,455
2022	1,891,783
2023	1,297,329
2024	512,269
2025	349,573
2026	45,438
Total lease payments	9,449,045
Less: Imputed interest	(1,644,404)
Lease Liability at September 30, 2019	$7,804,641

7.	CONVERTIBLE DEBT

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

The convertible debt has a maturity date of January 12, 2021 and the principal balance and any accrued interest is convertible by the holder at any time into Common Stock of the Company at conversion price of $3.00 a share. Principal due and interest accrued on the notes will automatically convert into shares of Common Stock, at the conversion price, if at any time during the term of the notes, commencing twelve (12) months from the date of issuance, the Common Stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share. As of September 30, 2019, all convertible debt and accrued interest has been converted to equity and no convertible debt remains outstanding.

In relation to this transaction, the Company recorded a debt discount of $4,239,000 related to the fair market value of warrants issued as noted above. The debt discount, which was based on an imputed interest rate, is being amortized on a straight-line basis over the life of the convertible debt.

During the nine months ended September 30, 2019 and 2018, convertible debt and accrued interest of approximately $3.1 million and $1.4 million, net of unamortized debt discount of $596,916 and $586,804, respectively, were converted into 1,258,608 and 475,001 shares of common stock, respectively, at the conversion rate of $3.00 per share.

During the nine months ended September 30, 2019 and 2018, 405,000 and 813,750 warrants issued in connection with the convertible debt were exercised, resulting in the issuance of 404,490 and 813,540 shares of common stock, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

7.	CONVERTIBLE DEBT, continued

	September 30,	December 31,
	2019	2018
Convertible debt	$-	$3,075,000
Remaining unamortized debt discount and debt issue costs	-	(1,030,887)
Convertible debt, net of debt discount and debt issue costs	$-	$2,044,113

Amortization of debt discount for the three months ended September 30, 2019 and 2018 was $114,210 and $236,527, respectively and amortization of debt discount for the nine months ended September 30, 2019 and 2018 was $356,306 and $858,624, respectively.

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

The following table presents share-based payment expense and new shares issued for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total non-cash share-based compensation	$553,492	$367,098	$1,075,735	$920,446

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

September 30, 2019

8.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

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

Options outstanding at September 30, 2019 are as follows:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2018	1,815,500	$1.66	2.65 years	$.78
Granted	925,000	3.01		$1.98
Exercised	(657,500)	.72		.16
Forfeited or expired	-
Outstanding at September 30, 2019	2,083,000	$2.56	3.57 years	$1.51
Options vested at September 30, 2019	1,139,666	$2.10	2.95 years	$1.08

9.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants as of September 30, 2019 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2018	$3,279,667	$1.94

Issued	2,061,629	3.50
Exercised	(1,549,965)	.35
Forfeited	-
Outstanding at September 30, 2019	3,791,331	$3.25

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

10.	EARNINGS PER SHARE

Potentially dilutive securities, issued by the Company, were comprised of the following:

	September 30, 2019	September 30, 2018
Stock purchase warrants	3,791,331	3,179,500
Convertible debt warrants	131,250	536,250
Options	2,083,000	1,534,000
Total	6,005,581	5,249,750

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$1,049,699	$(784,573)	$2,341,120	$(2,668,998)
Weighted average shares outstanding, basic	35,707,788	25,646,011	31,523,679	22,056,665
Effect of dilutive common stock equivalents	6,005,581	-	6,005,581	-
Adjusted weighted average shares outstanding, dilutive	41,713,369	25,646,011	37,529,260	22,056,665
Basic income (loss) per shares	$.03	$(.03)	$.07	$(.12)
Dilutive income (loss) per share	$.03	$(.03)	$.06	$(.12)

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

12.	ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has not made any adjustments to the preliminary valuations. The table below represents the allocation of the preliminary purchase price to the acquired net assets during the nine months ended September 30, 2019.

	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$1,453,100	$1,038,600	$1,441,000	$238,000	$465,500	$4,636,200
Prepaids and other current assets		14,100	22,000	-		36,100
Furniture and equipment	50,000	100,000	100,000	25,000	25,000	300,000
Goodwill	2,376,900	2,305,900	2,596,100	516,300	554,000	8,349,200
Total	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$13,321,500

The table below represents the consideration paid for the net assets acquired in business combinations.

	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$2,350,000	$2,647,700	$3,659,100	$525,000	$800,000	$9,981,800
Common stock	1,530,000	810,900	500,000	254,300	244,500	3,339,700
Total	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$13,321,500

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended September 30, 2019.

	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	9/3/2019	5/14/2019	1/21/2019	2/11/2019	2/7/2019
Revenue	$612,900	$3,006,100	$4,489,000	$1,427,600	$2,318,500	$11,854,100
Earnings	$121,400	$703,100	$668,900	$233,600	$497,500	$2,224,500

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the nine months ended September 30, 2018.

Pro forma consolidated income statement

September 30, 2018
Revenue	$5,552,000
Earnings	$504,400

13.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2019 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

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

OVERVIEW

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening.

Today, GrowGeneration owns and operates a chain of twenty three (23) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, five (5) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, two (2) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in the state of Maine, and an online e-commerce store, HeavyGardens. In addition, two new locations one in Tulsa, OK and one in Oklahoma City, OK are expected to open in the fourth quarter of 2019. The Company also operates a distribution warehouse in Sacramento, CA. Our plan is to open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

Today, our 23 facilities operate in 8 states, each state considered an operating region. During the nine months ended September 30, 2019 we completed the acquisition of six additional stores that are projected to provide an additional $27 million in revenues annually and opened two stores, one in Tulsa, OK and one in Brewer, ME. Two new stores, one in Tulsa, OK and one in Oklahoma City, OK are expected to commence operations in the fourth quarter of 2019. In 2018, we acquired approximately $25 million in revenue from six acquisitions. We continue to achieve our yearly revenue growth goals of 100% year over year growth. Our operations span over 300,000 sq. ft of retail and warehouse space. We employ today approximately 120 agronomist and horticulturist that we have branded “Grow Pros”.

In addition to our store operations, GrowGeneration also operates 5 divisions through:

•	GrowGeneration Management Corp, a wholly owned subsidiary, sells directly into the commercial markets. Revenue is generated, by our dedicated commercial sales team, from new capital projects from multi-state operators. Our commercial division has grown significantly, with revenue attributed to commercial sales well over $4 million in the third quarter of 2019. As we run commercial sales, through the closest store location, our commercial sales are having a positive impact on our same store sales. Commercial customers set up accounts through our online portal and can order directly online and receive their commercial pricing.
•	GrowGeneration Canada, a wholly owned subsidiary, was formed to mirror our US operations and strategies to acquire hydro operations in Canada.
•	GrowGeneration Hemp, a wholly owned subsidiary, is developing a supply chain to outfit hemp farms, currently over 200,000 acres in the US, with equipment and supplies. As more of these hemp farms become operational and the demand for CBD Isolate and Biomass increases, the increase in hemp farming is expected to be a high growth channel for the Company.

•	GGen Distribution Corp, a wholly owned subsidiary, is sourcing and developing new and innovative agricultural products, private label and exclusive products to drive margins and introduce the commercial growers to the latest new technologies to increase yields and the quality of their plants.
•	HeavyGardens.com, our newly purchased e-commerce super-store, generates approximately $600,000 a month in sales and has over 60,000 visitors. The Company is implementing an omni-channel approach of ordering online and picking up at one of our store locations. We have allocated capital marketing dollars to a digital marketing campaign to further grow our online brand presence.

Our stores sell thousands of products, that include nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening and other products needed to grow indoors and outdoors. Our strategy is to target two distinct groups of customers, namely commercial growers and smaller growers that require a local store to fulfill their daily and weekly growing needs. Our supply chain includes over 10,000 sku’s across 12 product departments. We can deliver directly to the grower’s facility, and they can pick up the products at one of our stores or order online.

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

Our target market segments include the commercial growers in the plant-based medicine market, the home grower and businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with smaller single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment industry were well over $4 billion in 2018.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2019 and 2018

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Variance	% Variance
Net revenue	$21,778,487	$8,406,255	$13,372,232	159%
Cost of goods sold	15,276,906	6,249,129	9,027,777	144%
Gross profit	6,501,581	2,157,126	4,344,455	201%
Operating expenses	5,369,740	2,732,337	2,637,403	96%
Operating income (loss)	1,131,841	(575,211)	1,707,052
Other income (expense)	(82,142)	(209,362)	127,220	(61)%
Net income (loss)	$1,049,699	$(784,573)	$1,834,272

Net revenue for the three months ended September 30, 2019 increased approximately $13.4 million, or 159%, to approximately $21.8 million, compared to approximately $8.4 million for the three months ended September 30, 2018. The increase in revenues in 2019 was primarily due to 1) the addition of 10 new stores opened or acquired after October 1, 2018 which had sales of $3.9 million in the third quarter of 2019, 2) the acquisition of a new store in mid-July 2018 that had sales of $2.3 million in the third quarter of 2019 compared to sales of $1.6 million in the third quarter of 2018 and 3) the new e-commerce site acquired in mid-September 2018 which had revenues of $1.4 million in the third quarter of 2019 compared to $122,000 in the third quarter of 2018. The Company also had an increase in same store sales comparing the third quarter of 2018 to the third quarter of 2019 of $2.7 million as detailed in a chart below. The chart directly below shows sales by market for the three months ended September 30, 2019 and 2018. The Company also consolidated some stores in 2019 and 2018, primarily in Colorado and California that had revenues of $480 for the three months ended September 30, 2019 and approximately $1.1 for the three months ended September 30, 2018.

The Company currently continues to focus on eight (8) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions, proprietary products and the continued development of our online and Amazon sales.

	Sales by Market
	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018	Variance	% Variance
Colorado	$4,155,797	$1,617,685	$2,538,412	157%
California	4,467,368	2,682,616	1,784,752	67%
Rhode Island	2,177,808	1,114,306	1,063,502	95%
Michigan	2,259,115	1,101,356	1,157,759	105%
Nevada	1,159,576	491,294	668,282	136%
Washington	310,699	219,434	91,265	42%
Oklahoma	3,361,443	-	3,361,443	-
Maine	2,446,501	-	2,446,501	-
E-commerce	1,381,677	121,537	1,260,140	1003%
Closed/consolidated locations	58,503	1,058,327	(999,824)	(95)%
Total revenues	$21,778,487	$8,406,255	$13,372,232	159%

Sales of the Company’s products in the Colorado market increased approximately $2.5 million or 157% comparing the quarter ended September 30, 2019 to September 30, 2018. The increase in sales in the Colorado market is due to 1) the Company’s continued focus on increasing commercial sales and 2) the acquisition of a new store in mid-January 2019. Same store sales in Colorado increased approximately $818,000 and the new store acquired in mid-January 2019 had sales of $1.7 million. Sales in the California market have seen growth of approximately $1.8 million, or 67%, from the addition of five (5) new stores through acquisitions. The California market experienced slower growth in 2018 as a result of a change in the regulatory environment and the implementation of new rules and regulations which had previously slowed the issuance of new licenses to growers. The Company positioned itself to take advantage of new licenses issued to growers in 2019 and the increase in sales is reflective in that positioning.

Sales in the Rhode Island market increased approximately $1.1 million or 95% primarily from its increased focus on commercial and multi-state commercial customers.

Sales in the Michigan market increased approximately $1.2 million or 105% due to 1) an acquisition in September 2019 that contributed $646,000 in revenue and 2) the increase in commerce customer accounts.

Sales in the Nevada market increased 136% primarily due to the acquisition of our Reno store in February 2019, but a 25% increase in same store sales in the Las Vegas store.

Sales in the Washington market increased 42% comparing the quarter ended September 30, 2019 to the quarter ended September 30, 2018.

Stores in the Oklahoma market opened on October 1, 2018 and February 1, 2019, respectively and represents a new geographic market for the Company. Sales in this new market have been very strong.

Sales in Maine are derived from a new store we opened March 1, 2019 and two stores we acquired in May 2019.

The Company operated the same 13 stores opened for the entire three months ended September 30, 2019 and 2018: four (4) in Colorado, three (3) in California, three (3) in Michigan, one (1) in Nevada, one (1) in Rhode Island and one (1) in Washington. These same stores generated approximately $8.4 million in sales for the three months ended September 30, 2019, compared to approximately $5.6 million in sales for the three months ended September 30, 2018, an increase of 48%, primarily due to an increase in the number of commercial customers in those markets. Same store sales increased in all of the markets as noted below comparing September 30, 2019 to September 30, 2018.

	13 Same Stores All Markets
	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018	Variance	% Variance
Colorado market	$2,435,688	$1,617,385	818,303	51%
Rhode Island	2,177,808	1,114,306	1,063,502	95%
Michigan	1,612,876	1,101,356	511,520	46%
California market	1,203,343	1,087,692	115,651	11%
Washington market	310,699	219,434	91,265	42%
Nevada market	612,598	491,294	121,304	25%
Net revenue, all markets	$8,353,012	$5,631,467	$2,721,545	48%

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2019 increased approximately $9 million, or 144%, to approximately $15.3 million, as compared to approximately $6.2 million for the three months ended September 30, 2018. The increase in cost of goods sold was primarily due to the 159% increase in sales comparing the three months ended September 30, 2019 to the three months ended September 30, 2018. The increase in cost of goods sold is directly attributable to the increase in the number of stores as discussed above.

Gross profit was approximately $6.5 million for the three months ended September 30, 2019, compared to approximately $2.2 million for the three months ended September 30, 2018, an increase of approximately $4.3 million or 201%. Gross profit as a percentage of sales was 29.9% for the three months ended September 30, 2019, compared to 25.7% for the three months ended September 30, 2018. The increase in the gross profit margin percentage is due to (1) reduced pricing from vendors as a result of our increased purchasing from those vendors, (2) the sale of product acquired in a large bulk purchase in the first quarter of 2019 at a substantial discount.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $2.7 million for the three months ended September 30, 2019 and approximately $1.4 million for the three months ended September 30, 2018, an increase of approximately $1.3 million or 94%. The increase in store operating costs was directly attributable to the addition of eight (8) new locations that were acquired in 2019, two locations acquired in June and July 2018 for which there were only partial sales in 2018, and two new stores opened in new markets in 2019 that were not open for any portion of the three months ended September 30, 2018. In addition to the new stores opened or acquired in 2019, as discussed above, we acquired 8 stores at various times in 2018, opened a new store in October 2018, and acquired our new e-commerce site in mid-September 2018. Effective April 1, 2019 we opened two warehouse facilities. The addition of these new stores, discussed above, and the two new warehouse facilities were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of sales were 12.6% for the three months ended September 30, 2019, compared to 16.8% for the three months ended September 30, 2018. Store operating costs were positively impacted by the acquisitions of new stores in 2018 and 2019 which have lower percentage of operating costs to revenues due to their larger size and higher volume. In addition, same store sales increased 48% comparing the quarter ended September 30, 2019 to the quarter ended September 30, 2018. The net impact, as noted above, was lower store operating costs as a percentage of revenues.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $2.6 million for the three months ended September 30, 2019, compared to approximately $1.3 million for the three months ended September 30, 2018. Corporate overhead was 12% of revenue for the three months ended September 30, 2019 and 16% for the three months ended September 30, 2018. The increase in salaries expense from 2018 to 2019 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 4.7% for the three months ended September 30, 2019 compared to 5.5% for the three months ended September 30, 2018. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $804,000 for the three months ended September 30, 2019 and approximately $375,000 for the three months ended September 30, 2018, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 3.7% for the three months ended September 30, 2019, and 4.5% for the three months ended September 30, 2018. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $801,000 for the three months ended September 30, 2019, compared to approximately $481,000 for the three months ended September 30, 2018.

Net Income (Loss)

Net income for the three months ended September 30, 2019 was $1,049,699, compared to a net loss of $(784,573) for the three months ended September 30, 2018, a positive change of nearly $1.8 million. The increase in net income for the quarter ended September 30, 2019 was primarily due to 1) a 159% increase in sales with only a 144% increase in cost of sales, 2) a reduction of store operating costs as a percentage of revenue from 16.8 % in 2018 to 12.6% in 2019, and 3) a reduction of overhead as a percentage of revenue from 16% in 2018 to 12% in 2019.

Comparison of the Nine months ended September 30, 2019 and 2018

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	$ Variance	% Variance
Net revenue	$54,349,092	$19,939,572	$34,409,520	173%
Cost of goods sold	38,340,670	14,863,600	23,477,070	158%
Gross profit	16,008,422	5,075,972	10,932,450	215%
Operating expenses	13,352,860	6,933,124	6,419,736	93%
Operating income (loss)	2,655,562	(1,857,152)	4,512,714
Other income (expense)	(314,442)	(811,846)	497,404	61%
Net income (loss)	$2,341,120	$(2,668,998)	$5,010,118

Revenue

Net revenue for the nine months ended September 30, 2019 increased approximately $34.4 million, or 173%, to approximately $54.4 million, compared to approximately $20 million for the nine months ended September 30, 2018. The increase in revenues in 2019 was primarily due to the addition of 10 new stores opened or acquired after September 30, 2018 for which there were no revenues for the nine months ended September 30, 2018 compared to revenues of $20.4 million for the nine months ended September 30, 2019. In addition, there were 8 stores acquired at various times during the nine months ended September 30, 2018 and the new e-commerce site acquired in mid-September 2018 that contributed $23.7 million is revenue for the nine months ended September 30, 2019 compare to revenue of $9.6 million for the nine months ended September 30, 2018. The 18 new stores and the new e-commerce web site contributed $44.1 million in revenue for the nine months ended September 30, 2019 compared to $9.6 million for the nine months ended September 30, 2018. Additionally, same store sales for the 6 locations open the entire nine months ended September 30, 2019 and 2018 increased $2.5 million or 37%. The chart below shows sales by market for the nine months ended September 30, 2019 and 2018. The Company also consolidated some stores in 2019 and 2018, primarily in Colorado, California and New Hampshire, that had revenues of approximately $923,000 for the nine months ended September 30, 2019 and approximately $3.4 million for the nine months ended September 30, 2018.

The Company currently continues to focus on eight (8) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions, new commercial customers, proprietary products and the continued development of our online and Amazon sales.

	Sales by Market
	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	Variance	% Variance
Colorado	$11,392,368	$4,888,915	$6,503,453	133%
California	12,389,218	4,114,175	8,275,043	201%
Rhode Island	5,735,736	3,450,640	2,285,096	66%
Michigan	5,414,648	1,926,371	3,488,277	181%
Nevada	2,979,641	1,287,101	1,692,540	132%
Washington	988,239	718,149	270,090	38%
Oklahoma	7,420,962	-	7,420,962	-
Maine	4,010,104	-	4,010,104	-
E-commerce	3,099,310	121,537	2,977,773	2450%
Closed/consolidated locations	918,866	3,432,684	(2,513,818)	(73)%
Total revenues	$54,349,092	$19,939,572	$34,409,520	173%

Sales in the Colorado market increased $6.5 million or 133% comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018, which was primarily due to the Company’s continued focus on increasing commercial sales and the acquisition of a new store in mid-January 2019. Same store sales in Colorado increased $2 million or $41% and the acquisition had sales of $4.5 million. Sales in the California market have seen growth of approximately $8.3 million, or 201%, from the addition of five (5) new stores through acquisitions. The California market experienced slower growth in 2018 as a result of a change in the regulatory environment and the implementation of new rules and regulations which had previously slowed the issuance of new licenses to growers. The Company positioned itself to take advantage of new licenses issued to growers in 2019 and the increase in sales is reflective in that positioning.

Sales in the Rhode Island and Michigan markets are the result of these new acquisitions in 2018. The Rhode Island acquisition occurred in late January 2018 and the Michigan store acquisitions occurred in April 2018 and May 2019, so the quarter ended September 30, 2019 reflects sales in these new stores for an entire quarter. Sales in the Rhode Island market increased 66% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Sales in the Michigan market increased 181% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The Company is pursuing new store acquisitions in both of these markets and believes that these markets will be growth markets in 2020.

Sales in the Nevada market increased 132% as we continue to focus on commercial sales as well as the acquisition of Reno in February 2019.

Sales in the Washington market increased 38%.

New stores in the Oklahoma market opened on October 1, 2018 and February 1, 2019, respectively, which is a new market for the Company and coincides with the legalization of plant-based medicine in the state. Sales in this new market have been very strong producing revenues of $7.4 million.

Maine is also a new market for the Company we opened a new store in Maine on March 1, 2019.

The Company had the same 6 stores opened for the entire nine months ended September 30, 2019 and 2018: four (4) in Colorado, one (1) in Nevada, and one (1) in Washington. These same stores generated $9.4 million in sales for the nine months ended September 30, 2019, compared to $6.9 million in sales for the nine months ended September 30, 2018, an increase of approximately $2.5 million or 37%. Same store sales increased in all of the markets as noted below comparing September 30, 2019 to September 30, 2018.

	6 Same Stores All Markets
	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	Variance	% Variance
Colorado market	$6,897,311	$4,888,915	$2,008,396	41%
Washington market	988,239	718,149	270,090	38%
Nevada market	1,552,035	1,287,101	264,934	21%
Net revenue, all markets	$9,437,585	$6,894,165	$2,543,420	37%

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2019 increased approximately $23.5 million, or 158%, to approximately $38.3 million, as compared to approximately $14.9 million for the nine months ended September 30, 2018. The increase in cost of goods sold was primarily due to the 173% increase in sales comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. The increase in cost of goods sold is directly attributable to the increase in the number of new and acquired stores as discussed above.

Gross profit was approximately $16 million for the nine months ended September 30, 2019, compared to approximately $5.1 million for the nine months ended September 30, 2018, an increase of approximately $10.9 million or 215%. Gross profit as a percentage of sales was 29.5% for the nine months ended September 30, 2019, compared to 25.5% for the nine months ended September 30, 2018. The increase in the gross profit margin percentage was due to (1) reduced pricing from vendors as a result of our increasing purchases from those vendors, (2) the sale of product acquired in a large bulk purchase in the first quarter of 2019 at a substantial discount.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $7.4 million for the nine months ended September 30, 2019 and approximately $3.5 million for the nine months ended September 30, 2018, an increase of approximately $3.9 million or 113%. The increase in store operating costs was directly attributable to the 173% increase in sales from 1) the addition of seven (7) new locations that were acquired, 2) three new stores opened in new markets in the fourth quarter of 2018 and the first quarter of 2019 that were not open for any portion of the nine months ended September 30, 2018 and 3) the new ecommerce site acquired mid-September 2018. We also acquired 8 stores at various times in 2018. Effective April 1, 2019 we opened two warehouse facilities. The addition of these new stores and the new warehouse facilities was the primary reason for the increase in store operating costs. Store operating costs as a percentage of sales were 13.5% for the nine months ended September 30, 2019, compared to 17.3% for the nine months ended September 30, 2018. Store operating costs were positively impacted by the acquisitions of new stores in 2018 and 2019 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, resulted in lower store operating costs as a percentage of revenues.

Corporate overhead is comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries and was approximately $6 million for the nine months ended September 30, 2019, compared to approximately $3.5 million for the nine months ended September 30, 2018. Corporate overhead was 11% of revenue for the nine months ended September 30, 2019 and 17.4% for the nine months ended September 30, 2018. The increase in salaries expense from 2018 to 2019 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 4.5% for the nine months ended September 30, 2019 compared to 6% for the nine months ended September 30, 2018. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, were approximately $1.9 million for the nine months ended September 30, 2019 and approximately $1.1 million for the nine months ended September 30, 2018, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 3.5% for the nine months ended September 30, 2019, and 5.7% for the nine months ended September 30, 2018. As noted earlier, corporate overhead includes non-cash expenses, consisting primarily of depreciation and share based compensation, which was approximately $1.6 million for the nine months ended September 30, 2019, compared to approximately $1.2 million for the nine months ended September 30, 2018.

Net Income (Loss)

The net income for the nine months ended September 30, 2019 was approximately $2.3 million, compared to a net loss of approximately $(2.7) million for the nine months ended September 30, 2018, a positive change of approximately $5 million. The net income for the nine months ended September 30, 2019 was primarily due to 1) a 173% increase in sales with only a 158% increase in cost of sales, 2) a reduction of store operating costs as a percentage of revenue from 17.3 % in 2018 to 13.5% in 2019, and 3) a reduction of overhead as a percentage of revenue from 17.4% in 2018 to 11% in 2019.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $2.3 million compared to approximately $1.9 million for nine months ended September 30, 2018. Cash used in operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense, non-cash operating lease expense and amortization of debt discount. Non-cash adjustments totaled approximately $2.1 million and $2 million for the nine months ended September 30, 2019 and 2018, respectively, so non-cash adjustments had a greater positive impact on net cash used in operating activities for the nine months ended September 30, 2019 than the same period in 2018. The increase in the net cash used in operating activities comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018, of approximately $406,000, was primarily related to net income of approximately $2.3 million for the nine months ended September 30, 2019 offset by significant increases in inventory ($7.3 million), increased in accounts receivable ($1.3 million) and increases in prepaids ($2.2 million). The changes in operating assets described above were offset by non-cash adjustments of $2.1 million, increases in accounts payable of $3.1 million and increases in other liabilities of $1 million.

Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $1.9 million. This amount was primarily related to a net loss of approximately $2.7 million, increases of inventory of approximately $1.2 million, accounts receivable of approximately $356,000, offset by an increase in accounts payable and other current liabilities of approximately $457,000 and non-cash adjustment of approximately $2 million. The increase in inventory and a corresponding increase in trade payables was attributable to both an increase in revenues and an increase in the number of operating stores between January 1, 2018 and September 30, 2018.

Net cash used in investing activities was approximately $10.2 million for the nine months ended September 30, 2019 and approximately $6.3 million for the nine months ended September 30, 2018. Investing activities in 2019 were primarily attributable to store acquisitions in 2019, for which we paid approximately $8.5 million in cash. Other investing activities in 2019 included the purchase of vehicles and store equipment totaling approximately $1.5 million. Investing activities in for the nine months ended September 30, 2018 we primarily related to store acquisitions for which we paid approximately $5.8 million and the purchase of vehicles and store equipment to support new store operations of approximately $455,000.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $13.8 million and was primarily attributable to proceeds from the sale of common stock and exercise of warrants of approximately $14.1 million, offset by debt repayment of approximately $340,000. Net cash provided by financing activities for nine months ended September 30, 2018 was $21.2 million and was primarily from proceeds from the sale of convertible debt of $8.9 million, proceeds from the sale of Common Stock and the exercise of warrants of $12.5 million, offset by debt repayments of approximately $219,000.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	September 30, 2019	September 30, 2018
Net income (loss)	$1,049,699	$(784,573)
Interest	27,067	(4,795)
Depreciation and Amortization	247,715	114,159
EBITDA	1,324,481	(675,209)
Non-cash operating lease expense	54,547	-
Share based compensation (option compensation, warrant compensation, stock issued for services)	553,492	367,098
Amortization of debt discount	114,210	236,527

Adjusted EBITDA	$2,046,730	$(71,584)

Adjusted EBITDA per share, basic	$.06	-
Adjusted EBITDA per share, diluted	$.05	-

	Nine months ended
	September 30, 2019	September 30, 2018
Net income (loss)	$2,341,120	$(2,668,998)
Interest	35,757	14,535
Depreciation and Amortization	538,847	230,070
EBITDA	2,915,724	(2,424,393)
Non-cash operating lease expense	137,103	-
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,075,735	920,446
Amortization of debt discount	356,306	858,624

Adjusted EBITDA	$4,484,868	(645,323)

Adjusted EBITDA per share, basic	$.14	$(.03)
Adjusted EBITDA per share, diluted	$.12	$(.03)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had working capital of approximately $30.4 million, compared to working capital of approximately $21.6 million as of December 31, 2018, an increase of approximately $8.8 million. The increase in working capital from December 31, 2018 to September 30, 2019 was due primarily to 1) proceeds from the sales of common stock and exercise of warrants totaling approximately $14.1 million during the nine months ended September 30, 2019 offset by 2) the application of a new accounting standard related to accounting for operating leases which resulted in a $1.6 million increase in current liabilities. At September 30, 2019, we had cash and cash equivalents of approximately $16 million. As of the date of this filing, we believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $119,237 has been reserved as of September 30, 2019 and $133,288 at December 31, 2018.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, and December 31, 2018, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2019 and December 31, 2018.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of September 30, 2019 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)
10.1	Employment Agreement Dated November 4, 2019 between GrowGeneration Corp and Tony Sullivan
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer*
32.2	Section 1350 certification of principal financial and accounting officer*
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2019.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)