Form 10-K
period 2019-12-31
GrowGeneration Corp.
filed 2020-03-27
CIK 1604868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 333-207889

GROWGENERATION CORP.

(Exact name of registrant as specified in its charter)

Colorado	46-5008129
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 W Mississippi Ave Denver, Colorado	80223
(Address of Principal Executive Offices)	(Zip Code)

(800) 935-8420

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GRWG	The NASDAQ Stock Market LLC

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019: $90,776,147.

As of March 26, 2020, the Company had 38,135,408 shares of its common stock issued and outstanding, par value $0.001 per share.

 Document Incorporated by Reference

Portions of a definitive proxy relating to the registrant’s 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

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

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “GrowGeneration”, refer to GrowGeneration Corp. and its subsidiaries, including GrowGeneration Pueblo Corp, GrowGeneration California Corp., Grow Generation Nevada Corp., GrowGeneration Washington Corp., GrowGeneration Rhode Island Corp., GrowGeneration Michigan Corp, GrowGeneration Oklahoma Corp, GrowGeneration New England Corp, GrowGeneration Canada Corp, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp., GrowGeneration Management Corp., and GrowGeneration Florida Corp., on a combined basis.

ITEM 1. BUSINESS

Background

GrowGeneration Corp. (together with all of its wholly-owned subsidiaries, collectively “GrowGeneration” the “Company”) was incorporated in Colorado in 2014, and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. As of March 27, 2020, the Company owns and operates a chain of twenty seven (27) retail and commercial hydroponic/gardening centers, with five (5) located in the state of Colorado, four (4) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida, one (1) distribution center in California and an online e-commerce store, GrowGen.Pro. Our plan is to acquire, open and operate hydroponic/gardening centers and related businesses throughout the United States and Canada.

Today, our 27 centers operate in 10 states, each state considered an operating region.

Products

GrowGeneration is the largest retailers of hydroponic products in the United States and is engaged in the business of marketing and distributing horticultural, organics, lighting and hydroponics products, including lighting fixtures, nutrients, seeds and growing media systems, trays, fans, filters, humidifiers and dehumidifiers, timers, instruments, water pumps, irrigation supplies and hand tools.

GrowGeneration is also actively developing a line of private labeled products, which would be sold through GrowGeneration garden centers under brands owned or controlled by the Company. In this regard, the Company acquired a variety of trademarks in March 2019 to bolsters its ability to supply branded ‘house’ products to our customers.  From trellis netting, to plastic pots, to organic nutrients, GrowGeneration introduced its first private-labeled products in the first quarter of 2020, expects to roll out a complete line of private labeled products to offer our customers at great prices, which is expected to have a positive impact on margins and profitability in the near term.

A list of the product trademarks the Company acquired are listed as follows: Blueprint,Carbide, DuraBreeze, Elemental Solutions, GrowXcess, GaurdenWare, Harvester’s Edge, Hydro Thrive, Ion, MixSure +, OptiLUME, Pioneer, Predator Lighting, Smart Support, Sunleaves Garden, Sunspot, Super Starter, Utopian Systems, VitaLUME, and VitaPlant.

Markets

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

Our target market segments include the commercial growers in the plant-based medicine market, the home grower and businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with numerous single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization of pant-based medicines, primarily cannabis and hemp, and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment industry were well over $8 billion in 2019.

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

Customers and Suppliers

Our key customers vary by state and are expected to be more defined as the Company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing activity. Currently, none of our customers accounted for more than 5% of our sales in 2019 or 2018.

Our key suppliers include several manufacturers and distributors such as FoxFarm Fertilizer, Canna, USA Mills Nutrients, Hawthorne Garden Supply, Hydrofarm, and others. All the products purchased and sold are applicable to indoor and outdoor growing for organics, greens, and plant-based medicines. As of December 31, 2019, and 2018, two suppliers represent 51% and 56%, respectively of our purchases. The Company is of the opinion that the loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products and the Company maintains direct manufacturing agreements with vendors.

Demand for Products

Demand for indoor and outdoor growing equipment is currently high due to legalization of plant-based medicines, primarily cannabis and hemp, which requires equipment purchases for build-out and repeat purchases of consumable nutrients needed during the growing period. This demand is projected to continue to increase as a result of the approval of a comprehensive, publicly available medical marijuana/cannabis programs laws in 33 states and 11 states for adult-use plus the District of Columbia as of the date thereof. Continued innovation and more efficient build-out technologies along with larger and consolidated cultivation facilities are expected to further expand market demand for GrowGeneration products and services. We expect the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states. Each segment will be optimized to different distribution channels that GrowGeneration currently provides. We are of the opinion that as our volume increases, we will obtain volume discounts on purchasing that should allow us to maximize our revenues and expand gross profit margins.

E-Commerce Strategy

The Company has developed its e-commerce website and portal, www.GrowGen.Pro which offers for sale hydroponic, specialty and organic gardening products. Online shoppers are able to shop from product departments, from nutrients to lighting to hydroponic and greenhouse equipment, delivering an easy and quick method to find the products that they want to purchase. Our e-commerce site is designed to appeal to the professional growers. Each product listed on the site contains product descriptions, product reviews and a picture so the customers can make an informed and educated purchase. Our product filters allow the customers to search by brand, manufacturer, or by function such as wattage. Designed as an information portal as well as an e-commerce store, the customers will find videos, articles, blogs and other relevant content, all generated by GrowGeneration’s internal staff, which we call our “Grow Pros”. The GrowGeneration customers are able to shop and order online 24/7 and, choose to receive products delivered directly to their grow operations, or for pick up at one of the GrowGeneration retail stores. In addition, customers may simply use our site as a resource and shop with our Grow Pros at one of our retail locations. Google advertising, social media and in store advertising are the primary advertising tools we use to drive traffic to www.GrowGen.Pro.

Acquisitions

Subsequent to year end, on February 26, 2020, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Florida Corp, to purchase the assets of Healthy & Harvest, LLC, with one location in Pembroke Pines, FL. In connection with the purchase of the assets, the Company also entered a three-year commercial lease for warehouse space, effective February 26, 2020 and subleased the store space whose current lease expires July 31, 2020.

On December 18, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Washington Corp, to purchase the assets of GrowWorld with one location in Portland, OR. In connection with the purchase of the assets, the Company also entered into an assignment of lease, effective December 18, 2019, to rent the premises in Portland, OR. The lease terminates on December 31, 2026.

On September 3, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Michigan Corp, to purchase the assets of Grand Rapids Hydroponics with one location in Grand Rapids, MI. In connection with the purchase of the assets, the Company also entered into a ten-year commercial lease agreement, effective from September 9, 2019, to rent the premises in Grand Rapids, MI.

On April 23, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Rhode Island Corp., to purchase the assets of GreenLife Garden Supply Corp., with two store locations in Maine and one in New Hampshire. In connection with the purchase of the assets, the Company also entered into five-year commercial lease agreements, effective from May 9, 2019 and July 1, 2019, respectively, to rent the premises in York and Biddeford, Maine where store assets are located.

On January 26, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration California Corp., to purchase the assets from Palm Springs Hydroponics, Inc. located in Palm Springs, California. The acquisition was completed on February 7, 2019. In connection with the purchase of the assets, the Company also entered into a commercial lease agreement with a term of five years and three months, effective from February 7, 2019 to April 30, 2024, to rent the premises where the assets were located to open a new store.

On January 26, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Nevada Corp., to purchase the assets from Reno Hydroponics, Inc. located in Reno, Nevada. The acquisition was completed on February 11, 2019. In connection with the purchase of the assets, the Company also entered into a one-year commercial lease agreement, effective from February 1, 2019 to January 31, 2020, to rent the premises where the assets were located to open a new store. The Company has since entered into a new lease expiring March 31, 2021.

On November 28, 2018, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Pueblo Corp., to purchase the assets of Chlorophyll, Inc., located in Denver, Colorado. The acquisition was completed on January 21, 2019. In connection with the purchase of the assets, the Company also entered into a five-year commercial lease agreement, effective from January 21, 2019, to rent the premises where the assets are located to open a new store

On August 30, 2018, the Company entered into an asset purchase agreement, amended on September 14, 2018, with Virgus, Inc. d/b/a/ Heavy Gardens, an online store of hydroponic and garden supplies (“Heavy Gardens”), to purchase the assets of Heavy Gardens through its wholly-owned subsidiary, GrowGeneration HG Corp. The closing of the asset purchase took place on September 14, 2018.

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

Seasonality

Our business is subject to some seasonal influences. Generally, our highest volume of sales occurs in our second and third fiscal quarter, and the lower volume occurs during our first or fourth fiscal quarter.

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

Notwithstanding the foregoing, we do believe that our pricing, inventory and product availability and overall customer service provide us with the ability to compete in this marketplace. In addition, as we increase our number of stores and inventory per store, we expect to be able to purchase larger amounts of inventory at lower volume sale prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. We compete on supply chain competency, field sales support, in-store sales support, the strength of our relationships with major manufacturers, distributors and advertising.

Based on our knowledge and communication with our suppliers, we do not believe our suppliers sell directly to the retail market or our customers.

Intellectual Property and Proprietary Rights

Our intellectual property consists of our brands and their related trademarks, domain names and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles. We also hold rights to website addresses related to our business including websites that are actively used in our day-to-day business such as www.GrowGeneration.com. We own the federally registered trademark for “GrowGeneration®” “Where the Pros Go to Grow®” and GrowGen.Pro. In addition, we own several registered trademarks acquired March 2019 as detailed previously under the caption Products.

Government Regulation

We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 33 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. We believe the recent passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities.

Our gardening products, including our hydroponic gardening products, are multi-purpose products designed and intended for growing a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis and hemp.  Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.

Employees

As of December 31, 2019, we had 184 full time employees and 21 part-time employees. No employees are subject to collective bargaining agreements.

Principal Offices

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80223. As of December 31, 2019, we leased six (6) facilities in the State of Colorado, eight (8) in the State of California, one (1) in the State of Nevada, one (1) in the State of Washington, one (1) in the State of Oregon, one (1) in the State of Rhode Island, four (4) in the State of Oklahoma, four (4) in the State of Michigan, three (3) in the State of Maine, two (2) in the State of Florida, all for our corporate and retail operations. In total the Company leases approximately 350,000 square feet of space, which consists primarily of 3,000 feet of corporate office space, 100,000 square feet of warehouse space and 247,000 square feet of store space.

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

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers’ financial condition, resulting in reduced spending for the products we sell. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores, facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

 We face intense competition that could prohibit us from developing or increasing our customer base.

The industry within which we compete is highly competitive. We compete with companies that have greater capital resources, facilities and diversity of product lines. We compete in the specialty gardening industry, selling hydroponic and organic nutrients, soils and other gardening related products. Additionally, if demand for our hydroponic growing equipment and products continues to grow, we expect many new competitors to enter the market, as there are no significant barriers to retail sales of hydroponic growing equipment and related gardening products. More established gardening companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sales of hydroponic growing equipment. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. Our competitors may also introduce new hydroponic growing equipment, manufacturers may sell equipment direct to consumers, and our distributers could cease sales of product to us.

If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. There can be no assurance that additional capital will be available to us. If we cannot obtain sufficient capital to fund our operations, we may be forced to limit the scope of our expansion.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Darren Lampert, our President, Michael Salaman, our Chief Financial Officer, Monty Lamirato, and our Chief Operating Officer, Tony Sullivan. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive hydroponics and gardening industry depends in large part upon our ability to attract highly qualified managerial and sales personnel. In order to induce valuable employees to come and work for us or to remain with us, we intend to provide employees with stock options that vest over time. However, the value to employees of stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior personnel.

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

Some of our customers are cannabis growers. Disruption to the cannabis industry could have a negative impact on our revenue.

Our products are sold to growers of various crops and some of our products may be utilized by cannabis growers. Disruption to the cannabis industry could cause some current and/or potential customers to be more reluctant to invest in growing equipment, including equipment we sell.

There are a significant number of shares of common stock eligible for sale, which could depress the market price of such shares.

Our Registration Statement on Form S-1 has registered a total of 1,242,756 shares of our common stock available for sale in the public market. The availability of such a large number of shares of common stock for sale in the public market could harm the market price of the stock. Further, additional shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

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

Risks Related to Our Common Stock

There are risks, including stock market volatility, inherent in owning our common stock

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described in this Item 1A on our results of operations and financial position, or a change in opinion in the market regarding our business prospects or other factors, many of which may be outside our immediate control.

The shares of our common stock may experience substantial dilution by exercises of outstanding warrants and options.

As of the date hereof, we had outstanding warrants to purchase an aggregate of 3,387,701 shares of our common stock at a weighted average exercise price of $2.96 per share, and options to purchase an aggregate of 2,109,170 shares of our common stock (out of which 1,210,837 are vested as of this date) at a weighted average exercise prices of $2.97 per share. The exercise of such outstanding options and warrants will result in substantial dilution of your investment. In addition, our shareholders may experience additional dilution if we issue common stock in the future. Any of such dilution may have adverse effect on the price of our common stock.

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

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our principal offices are located at 1000 W Mississippi Ave., Denver, CO 80223. As of the date of this report, we lease six (6) facilities in the State of Colorado, eight (8) in the State of California, one (1) in the State of Nevada, one (1) in the State of Washington, one (1) in the State of Rhode Island, one (1) in the State of Oregon, two (2) in the State of Florida, four (4) in the State of Oklahoma, four (4) in the State of Michigan and three (3) in the State of Maine for our retail operations. Information relating to our stores is set forth in the table below:

	Number of Locations	Square feet	Lease Expiration Dates
Colorado	6	2,000-12,500	January 2021 to April 2024
California	8	2,625-59,000	May 2020 to April 2024
Nevada	1	8,800	February 2022
Washington	1	3,200	April 2020
Rhode Island	1	9,000	January 2023
Michigan	4	5,300-11,000	March 2023 to August 2029
Maine	3	23,500	February 2023-June 2024
Oklahoma	4	9,800-40,000	September 2023 to February 2026
Oregon	1	15,000	December 2026
Florida	2	5,000 – 10,000	July 2020 to February 2023

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company commenced trading on the Nasdaq Capital Market on December 2, 2019 under the symbol “GRWG”. Prior to that date, our stock traded on the OTCQB Best Market since October 10, 2017, prior to which it was traded on the OTCQB Market since November 11, 2016.

The following table sets forth, for each quarter for the years ended December 31, 2019 and 2018, the reported high and low bid prices of our Common Stock.

Quarter Ended	High Bid	Low Bid

December 31, 2019	$5.06	$3.45
September 30, 2019	$5.75	$3.10
June 30, 2019	$3.79	$2.53
March 31, 2019	$3.62	$2.18
December 31, 2018	$4.05	$2.05
September 30, 2018	$5.07	$3.41
June 30, 2018	$5.49	$3.10
March 31, 2018	$9.94	$3.00

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of December 31, 2019 was 140.  The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

RECENT SALES OF UNREGISTERED SECURITIES

2019 Private Placement

On June 26, 2019, the Company completed a private placement of a total of 4,123,257 units of the Company’s securities at the price of $3.10 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of (i) one share of Common Stock and (ii) one 3-year warrant, each entitling the holder to purchase one half share of Common Stock, at a price of $3.50 per share. The Company raised a total of $12,782,099 from 19 accredited investors.

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

Stock Options and Stock Awards

The Company has a 2014 Equity Compensation Plan (the “2014 Plan”) and an Amended and Restated 2018 Equity Compensation Plan (which is pending shareholder approval) (the “2018 Plan”).

From inception to December 31, 2019, we have granted stock options under our 2014 Plan to purchase an aggregate of 2,273,500 shares at exercise prices ranging from $0.60 to $5.11 per share. Of the total options granted as of December 31, 2019, 1,778,333 have been exercised and 159,667 have been forfeited, resulting in 335,500 options outstanding. In addition, as of December 31, 2019, 375,000 stock awards have been issued under our 2014 Plan.

From inception to December 31, 2019, we have granted stock options under our 2018 Plan to purchase an aggregate of 1,661,500 shares at exercise prices ranging from $2.25 to $4.45 per share. As of December 31, 2019, 7,500 options have been exercised and 11,667 forfeited under the 2018 Plan. In addition, as of December 31, 2019, 69,750 stock awards have been issued under our 2018 Plan. On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment is pending shareholder approval.

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

OVERVIEW

GrowGeneration Corp. (“GrowGeneration, together with all of its wholly- subsidiaries or the “Company”) was incorporated in Colorado in 2014 to build a national chain of hydroponic equipment and supply garden centers in the U.S. GrowGeneration is the largest and fastest growing chain of hydroponic garden centers in North America. Today, GrowGeneration is a service provider of a wide selection of supplies and equipment for commercial and home growers and a leading marketer and distributor of nutrients, growing media, advanced indoor garden, lighting and ventilation systems and accessories for hydroponic gardening. As of March 27, 2020, the Company owns and operates a chain of twenty seven (27) retail hydroponic/gardening centers, with five (5) located in the state of Colorado, four (4) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida , one (1) distribution facility in California and an online e-commerce store, GrowGen.Pro. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada. The Florida location was acquired in February 2020 and the fourth Oklahoma store was open in March 2020.

In 2019, we added Tony Sullivan, an experienced and proven multi-store operator, as our Chief Operating Officer. His initiatives include, but not be limited to, providing unwavering support to the 27 GrowGeneration Stores, adding new locations, integrating our e-commerce and store supply channels and leveraging synergies amongst interconnected departments, working to drive more cost efficiencies across all areas of our company.

We saw triple-digit growth in revenue in Colorado, Michigan and Nevada and double-digit growth in all other markets. Our online business has risen over 100% for the same period year over year. GrowGeneration Management Corp, our commercial division, is now approaching sales of $5.0 million per quarter, and we added hundreds of new commercial accounts in 2019. With our success in Oklahoma, we opened our fourth location in the state, located in Tulsa, OK, a 40,000 Sq. ft. super garden center, the largest hydroponic garden center in the US. Our private label program, under the Sunleaves brand, began to be stocked on our shelves and online in the fourth quarter of 2019. Our initial private label lineup includes a one- part micro and macro nutrient+ Cal mag powder line, for both cannabis and hemp farmers, a silica+ micronutrient booster and a root stimulant, all additives that can be used with any nutrient regimen. Additional private level products that will be on shelf in second quarter of 2020 include, rope rachets for hoisting lighting, breathable fabric pots and T5 florescent lights for indoor gardens.

We improved the financial performance of the Company in all areas in 2019. Revenue was up 175% year over year, at $79.7 million. Adjusted EBITDA, for 2019 was slightly over $6,600,000, a positive $.20 per share. Our same store sales were up approximately 36% year over year. Gross profit margins increased to 28.3%, an increase of 610 basis points year over year. We believe our strategies to increase margins are working, by purchasing in larger volumes and buying more efficiently. We saw significant revenue increases in all key markets. Colorado was up 114%, California 70%, Nevada 126%, Michigan 200%, and Rhode Island 79% Our new stores in Oklahoma contributed $11.8 million in revenue and our stores in Maine added $6.2 million. Our e-commerce store, GrowGen.Pro added approximately $4.8 million in revenue. Our commercial division generated approximately $17 million in revenue all of which is reflected in store revenues. With our significant top and bottom-line growth, we reduced our store operating expenses to 12.7% of revenues in 2019 compared to 18% in 2018 and our corporate overhead to 8.5% as a percentage of our revenue, not including non-cash expenditures. The Company has successfully completed the implementation of our Enterprise Resource Planning (“ERP”) platform, designed to lower costs, integrate our online and store sales and supply channels, improve departmental productivity, and provides forecasting and reporting tools.

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

In 2019, the Company continued focusing its efforts on increasing its distributions through acquisitions and opening of new locations. We increased our store footprint from 21 to 26 locations in 2019, which included three store closing/consolidations. Sales increased 175% between 2018 and 2019. The Company’s acquired e-commerce operation, HeavyGarden.com, rebranded as GrowGen.Pro, is the basis for an omni-channel strategy that is being developed now to enable e-commerce at all of the GrowGeneration locations. We expect this omni-channel rollout to commence in the second quarter of 2020. We formed wholly-owned subsidiaries GrowGeneration Canada Corp and GrowGeneration Hemp Corp in order to develop supply chain and sales strategies for both of these high value markets, in the U.S and Canada. Furthermore, the Company completed its implementation of an ERP system in all its operations, which is business process management software that allows an organization to use a system of integrated applications to manage the business and automate many back office functions related to technology, services and human resources.

Capital raised in 2019 included a $12.8 million raise from 19 accredited investors. Capital raised in 2018 totaled $19 million, which was raised primarily from the three largest private equity firms, Gotham Green Partners, Navy Capital and Merida Capital Partners.

On December 2, 2019, the Company was approved to commence trading its Common Stock on the Nasdaq Capital Market under the ticker symbol of “GRWG”. Prior to that date, the Company’s stock traded on the OTCQX Best Market since October 10, 2017, prior to which it traded on the OTCQB Market since November 11, 2016.

Subsequent to December 31, 2019, on February 26, 2020, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Florida Corp, to purchase the assets of Healthy & Harvest, LLC with one location in Pembroke Pines, FL. In connection with the purchase of the assets, the Company also entered a three-year commercial lease for warehouse space, effective February 26, 2020 and subleased the store space whose current lease expires July 31, 2020.

On December 18, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Washington Corp, to purchase the assets of GrowWorld with one location in Portland, OR. In connection with the purchase of the assets, the Company also entered into an assignment of lease, effective December 18, 2019, to rent the premises in Portland, OR. The lease terminates on December 31, 2026.

On September 3, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Michigan Corp, to purchase the assets of Grand Rapids Hydroponics with one location in Grand Rapids, MI. In connection with the purchase of the assets, the Company also entered into a ten-year commercial lease agreement, effective from September 9, 2019, to rent the premises in Grand Rapids, MI.

On April 23, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Rhode Island Corp., to purchase the assets of GreenLife Garden Supply Corp., with two store locations in Maine and one in New Hampshire. In connection with the purchase of the assets, the Company also entered into five-year commercial lease agreements, effective from May 9, 2019 and July 1, 2019, respectively, to rent the premises in York and Biddeford, Maine where store assets are located.

On January 26, 2019, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration California Corp., to purchase the assets from Palm Springs Hydroponics, Inc. located in Palm Springs, California. The acquisition was completed on February 7, 2019. In connection with the purchase of the assets, the Company also entered into a commercial lease agreement with a term of five years and three months, effective from February 7, 2019 to April 30, 2024, to rent the premises where the assets were located to open a new store.

On January 26, 2019, the Company entered into another asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Nevada Corp., to purchase the assets from Reno Hydroponics, Inc. located in Reno, Nevada. The acquisition was completed on February 11, 2019. In connection with the purchase of the assets, the Company also entered into a one-year commercial lease agreement, effective from February 1, 2019 to January 31, 2020, to rent the premises where the assets were located to open a new store. The Company has since entered into a new lease expiring March 31, 2021.

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

In May 2018, the Company consolidated its store located in Colorado Springs, CO with our Denver, CO store and in April 2018, consolidated its store located in Pueblo West with its Pueblo Downtown store.

On May 9, 2018, GrowGeneration Corp. (the “Company”) completed a private placement (the “Offering”) of a total of 33.33 units (the “Units”) of the Company’s securities at the price of $300,000 per Unit pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act. Each Unit consists of (i) 100,000 shares of the Company’s $.001 par value common stock (the “Shares”) and (ii) 50,000 3-year warrants (the “Warrants”), each entitling the holder to purchase one share of the Company’s common stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

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

RESULTS OF OPERATIONS

	For the Year Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2019	2018	(decrease)	Change

Sales	$79,733,568	$29,000,730	$50,732,838	174.9%
Cost of Sales	57,171,721	22,556,172	34,615,549	153.5%
Gross profit	22,561,847	6,444,558	16,117,289	250.1%
Operating expenses	20,421,726	10,700,206	9,721,520	90.9%
Income (loss) from operations	2,140,121	(4,255,648)	6,395,769	298.8%
Other income (expense)	(261,317)	(818,107)	556,790
Net Income (loss)	$1,878,804	$(5,073,755)	$6,952,559	370.1%

Revenue

Net revenue for the year ended December 31, 2019 were approximately $79.7 million, compared to approximately $29 million for the year ended December 31, 2018, an increase of $50.7 million, or 175%. The increase in revenues is due to the addition of 10 new retail stores opened or acquired during 2019 for which there were no sales for these retail stores for the year ended December 31, 2018, and 8 stores and the e-commerce site opened or acquired at various times during 2018 that were open for all of 2019. Sales in the 10 new stores opened or acquired in 2019 were $26 million. Sales from the e-commerce site and the 8 stores opened in 2018 were approximately $38.3 million for the year ended December 31, 2019, compared to approximately $14.5 million for the year ended December 31, 2018. The Company also had store closures and consolidations in 2019 and 2018. Sales of the closed and consolidated stores was approximately $909,000 for the year ended December 31, 2019 and approximately $4.5 million for the year ended December 31, 2018.

While the Company continues to focus on the 9 markets noted below and the growth opportunities that exist in each market, we also are focusing on new store acquisitions, proprietary products, and developing our online sales with GrowGen.Pro and Amazon sales.

	Sales by Market
	Year Ended December 31, 2019	Year Ended December 31, 2018	Variance
Colorado market	$15,490,021	$6,665,197	$8,824,824
California market	15,570,418	5,964,080	9,606,338
Rhode Island market	8,395,123	4,700,102	3,695,021
Michigan market	9,268,460	3,086,693	6,181,767
Maine market	6,203,649	-	6,203,649
Nevada market	4,360,013	1,924,025	2,435,988
Washington market	1,283,169	939,231	343,938
Oklahoma market	11,793,303	463,264	11,330,039
Oregon market	153,856	-	153,856
Closed/consolidated locations	908,642	4,473,222	(3,564,580)
Hemp market	1,583,176	-	1,583,176
E-commerce site	4,763,738	784,916	3,978,822
Total revenues	$79,773,568	$29,000,730	$50,772,838

Overall sales in the Colorado market increased approximately $8.8 million or 132%, as noted above, comparing the year ended December 31, 2019 to the year ended December 31, 2018, with a majority of that increase, $6 million, attributable to the acquisition of our new Denver north store location in January 2019. The remaining Colorado stores saw an increase of approximately $2.8 million from 2018 to 2019. We continue to focus selling efforts in building growth in this market primarily the commercial market.

Our sales in the California market have seen growth of approximately $9.6 million or 161% primarily from the addition of 5 new stores through acquisitions during 2018, these 5 stores contributed revenue of $15.6 million in 2019, compared to $6 million in 2018, The California market experienced slower growth in 2018 as a result of a change in the regulatory environment, and the implementation of new rules and regulations which slowed the issuance of new licenses. However, the Company positioned itself well in 2018 with its acquisitions to take advantage of the new licenses issued.

Revenues in the Rhode Island and Michigan markets are the result of new acquisitions in 2018 and one acquisition in Michigan in 2019. Rhode Island sales increased $3.7 million from 2018 to 2019, an increase of 79% and sales in Michigan increased $6.2 million or 200% from 2018 to 2019. In both Rhode Island and Michigan increases in commercial sales are primarily responsible for the overall increase.

Maine was a new market in 2019 as a result of us opening a new store in February 2019 and the acquisition of two stores in May 2019.

Our revenue in the Nevada market increased by approximately $2.4 million, comparing the year ended December 31, 2019 to year ended December 31, 2018, primarily because of the acquisition of our Reno location in February 2019 that contributed $2.1 million in revenues in 2019. The Las Vegas store saw an increase of $329,000 or 17% from 2018 to 2019. The Company continues to focus on adding commercial customers in the Nevada market.

Revenues in the Washington market increased $344,000 or 37% from 2018 to 2019, as the Company continues to focus on adding commercial customers in this location.

Oregon was a new market in 2019, with an acquisition of a new store in December 2019.

The Company opened its first store in Oklahoma in October 2018, followed by new store openings in February 2019 and November 2019. Oklahoma has been a significant new market for the Company contributing sales of $11.8 million in 2019 compared to $463,000 in 2018. The Company has a very strong presence in this market and opened its fourth location in March 2020. Oklahoma has generated strong sales in both commercial and non-commercial customers.

The Company had the same 6 stores (four in Colorado, one in Washington and one in Nevada) opened for the entire year ended December 31, 2019 and 2018. These same stores generated $13 million in sales for the year ended December 31, 2019, compared to $9.5 million in sales for the same period ended December 31, 2018, an increase of 36.4%. The increase in revenues in these six same store sales was primarily an increase in the commercial sales.

	6 Same Stores
	Year ended	Year ended
	December 31, 2019	December 31, 2018	Variance
Net revenue	$12,995,795	$9,528,453	$3,467,342

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2019 increased approximately $34.6 million or 153.5%, to $57.2 million, compared to $22.6 million for the year ended December 31, 2018. The increase in cost of goods sold was due to the 174.9% increase in revenues, comparing the year ended December 31, 2018 to 2019 primarily due to the increase in the number of stores between 2018 and 2019 as noted in more detail above.

Gross profit was $22.6 million for the year ended December 31, 2019, as compared to $6.4 million for the year ended December 31, 2018, an increase of approximately $16.1 million or 250.1%. Gross profit as a percentage of sales was 28.3% for the year ended December 31, 2019, compared to 22.2% for the year ended December 31, 2018. The increase in the gross profit margin percentage in 2019 was due to (1) reduced pricing from vendors as a result of our increasing purchases from those vendors, and (2) the sale of product acquired in a large bulk purchase in the first quarter of 2019 at a substantial discount. The increase in the gross profit percentage was also due to the slight decrease in non-cash inventory valuation adjustments of approximately $870,000 in 2018, compared to $809,000 in 2019. The inventory valuation adjustments consist of a reserve for obsolete inventory as well as the write down of inventory resulting from physical inventory counts and to its current fair market value where that is lower than cost.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $10.1 million for the year ended December 31, 2019, compared to approximately $5.2 million for the year ended December 31, 2018, an increase of approximately $4.9 million or 94%. The increase in store operating costs was due to the addition of 10 new stores in 2019 and 9 new stores 2018. Revenues increased 174.9%, but store operating costs increased only 94%. Store operating costs as a percentage of sales were 12.7% for the year ended December 31, 2019, compared to 18% for the year ended December 31, 2018, a 41% improvement. Store operating costs were positively impacted by the acquisitions of new stores in 2018 and 2019 which have a lower percentage of operating costs to revenues due to their larger size and higher volume. The net impact, as noted above, resulted in lower store operating costs as a percentage of revenues.

Corporate overhead is comprised of, share-based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses and were approximately $10.3 million for the year ended December 31, 2019, compared to approximately $5.5 million for the year ended December 31, 2018. Corporate overhead costs were 13% of revenue for the year ended December 31, 2019, compare to 18.9% for the year ended December 31, 2018. The increase in salaries and related expense from 2018 to 2019 was due to the increase in corporate staff, primarily, accounting and finance, inventory management, sales and information technology, store operations, to support both current and future operations and to increase stores commercial sales. Corporate salaries as a percentage of sales were 4.5% for the year ended December 31, 2019 and 5.7% for the year ended December 31, 2018. The decrease in this percentage is because corporate staff costs do not rise directly commensurate with the increase in revenues. Current corporate staff levels will not rise commensurate with increase in revenues in the future and the percentage of salaries to sales will decline. General and administrative expenses, comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, was approximately $3.2 million for the year ended December 31, 2019 and approximately $1.6 million for the year ended December 31, 2018 with a majority of the increase in advertising and promotion and travel and entertainment. General and administrative costs as a percentage of revenue was 4% for the year ended December 31, 2019, compared to 5.5% for the year ended December 31, 2018. The decrease in this percentage once again is because the general and administrative costs do not rise commensurate with the increase in revenues.

Corporate overhead includes non-cash expenses, consisting primarily of depreciation and share-based compensation, which was approximately $3.5 million for the year ended December 31, 2019, compared to approximately $2.2 million for the year ended December 31, 2018.

Net Income (Loss)

Net income for the year ended December 31, 2019 was approximately $1.9 million, compared to a loss of approximately $5.1 million for the year ended December 31, 2018, an increase of $6.9 million. Net income for 2019 compared to the net loss for 2018 was primarily due to a 174.9% increase in revenues with only a 153.5% increase in cost of goods sold thereby increasing margin % and margin dollars by $16.1 million in 2019. Store operating costs increased only $4.9 million in 2019 compared to 2018, so the store operations contributed $11.6 million more in profit in 2019 than in 2018. As noted previously, corporate overhead increased $4.9 million over 2018 resulting in net income of $1.9 million for 2019, compared to a loss of $5.1 million for 2018.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was approximately $3.3 million, compared to $1.5 million for the year ended December 31, 2018, an increase of approximately $1.8 million. Cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and changes in valuation allowances. Non-cash adjustment totaled approximately $4.4 million and approximately $3.4 for the years ended December 31, 2019 and 2018, respectively, so non-cash adjustments had a greater impact on net cash provided by operating activities for the year ended December 31, 2019 than the same period in 2018. Despite net income of $1.9 million and non-cash adjustments of $4.4 million for 2019, these positive adjustments were offset by increases in inventory of $10.5 million, increases in trade receivable of $3.8 million and increases in other current assets of $2.1 million offset by increases in trade accounts payable of $4.2 million, customer deposits of $2 million and other current liabilities of $500,000. For the year ended December 31, 2018 the net loss of $5.1 million was offset by non-cash adjustments totaling $3.4 million and the increases in current assets of $1.2 million were offset the increase in current liabilities of $1.3 million, so the net cash used in operating activities in 2018 was primarily related to the net loss.

Net cash used in investing activities was approximately $11.8 for the year ended December 31, 2019 and approximately $6.4 million for the year ended December 31, 2018. The increase in 2019 was due to the multiple asset acquisitions throughout 2019 and the purchase of vehicles and store equipment to support new store operations. During 2019, we opened or acquired 10 new stores and as such we incurred expenditures for store racking and displays, vehicles and other store furniture and fixtures. During 2018, we opened or acquired 9 new stores and as such we incurred expenditures for store racking and displays, vehicles and other store furniture and fixtures.

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $13 million and represented proceeds from the sale of Common Stock and exercise of warrants, net of offering costs, of $13.9 million offset by payments of long-term debt of $460,000. Net cash provided by financing activities for the year ended December 31, 2018 was approximately $21.3 million and was comprised of primarily from proceeds from the sales of Common Stock and exercise of warrants, net of offering costs of $12.9 million and proceeds from convertible debt of $8.9 million, net of payments of long-term debt of $455,000.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Year ended
	December 31, 2019	December 31, 2018
Net Income (loss)	$1,878,804	$(5,073,755)
Interest	45,191	23,565
Depreciation and Amortization	1,044,553	351,070
EBITDA	2,968,548	(4,699,120)
Lease termination fees	-	35,000
Audit fees related to business combinations	-	85,200
Non-cash operating lease expense	16,375	-
Inventory valuation adjustments	809,286	870,257
Amortization of debt discount	356,306	989,601
Share based compensation (option comp, warrant comp, stock issued for services)	2,490,535	1,895,219

Adjusted EBITDA	$6,641,050	$(823,843)

Adjusted EBITDA per share, basic	$.20	$(.04)
Adjusted EBITDA per share, diluted	$.17	$(.04)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had working capital of approximately $30.6 million, compared to working capital of approximately $21.6 million as of December 31, 2018, an increase of approximately $9 million. The increase in working capital from December 31, 2018 to December 31, 2019 was due primarily to the proceeds from the sale of Common Stock, proceeds for a convertible debt offering and exercise of warrants totaling approximately $13.9 million. At December 31, 2019, we had cash and cash equivalents of approximately $13 million. We believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance of the sale of Common Stock, warrants and convertible debentures.

Financing Activities

2019 Offerings

On June 26, 2019, the Company completed a private placement of a total of 4,123,257 units of the Company’s securities at the price of $3.10 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of (i) one share of Common Stock and (ii) one 3-year warrant, each entitling the holder to purchase one half share of Common Stock, at a price of $3.50 per share. The Company raised a total of $12,782,099 from 19 accredited investors.

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

On May 9, 2018, (the Company completed a private placement of a total of 33.33 units of the Company’s securities at the price of $300,000 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each unit consists of (i) 100,000 shares of the Company’s $.001 par value common stock and (ii) 50,000 3-year warrants, each entitling the holder to purchase one share of the Company’s common stock, at a price of $.35 per share or through cashless exercise. The Company raised a total of $10,000,000 from three accredited investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GrowGeneration Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholder s’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Connolly Grady & Cha, P.C

Certified Public Accountants

We have served as the Company's auditor since 2014

Springfield, Pennsylvania

March 27, 2020

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$12,979,444	$14,639,981
Accounts receivable, net of allowance for doubtful accounts of $291,372 and $133,288 at December 31, 2019 and 2018	4,455,209	862,397
Inventory	22,659,357	8,869,469
Prepaids and other current assets	2,549,559	606,037
Total current assets	42,643,569	24,977,884

Property and equipment, net	3,340,616	1,820,821
Operating leases right-of-use assets, net	7,628,591	-
Intangible assets, net	233,280	114,155
Goodwill	17,798,932	8,752,909
Other assets	377,364	227,205
TOTAL ASSETS	$72,022,352	$35,892,974

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,024,750	$1,819,411
Accrued liabilities	-	40,151
Payroll and payroll tax liabilities	1,072,142	410,345
Customer deposits	2,503,785	516,038
Sales tax payable	533,656	191,958
Current maturities of right-of-use assets	1,836,700	-
Current portion of long-term debt	110,231	436,813
Total current liabilities	12,081,264	3,414,716

Long-term convertible debt, net of debt discount and debt issuance costs	-	2,044,113
Operating leases right-of-use assets, net of current maturities	5,807,266	-
Long-term debt, net of current portion	242,079	375,626
Total liabilities	18,130,609	5,834,455

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 36,876,305 and 27,948,609 shares issued and outstanding as of December 31, 2019 and 2018, respectively	36,876	27,949
Additional paid-in capital	60,742,055	38,796,562
Accumulated deficit	(6,887,188)	(8,765,992)
Total stockholders’ equity	53,891,743	30,058,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,022,352	$35,892,974

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Sales	$79,733,568	$29,000,730
Cost of sales	57,171,721	22,556,172
Gross profit	22,561,847	6,444,558

Operating expenses:
Store operations	10,095,422	5,202,330
General and administrative	3,172,019	1,603,421
Share based compensation	2,490,535	1,895,219
Depreciation and amortization	1,044,553	351,070
Salaries and related expenses	3,619,197	1,648,166
Total operating expenses	20,421,726	10,700,206

Net income (loss) from operations	2,140,121	(4,255,648)

Other income (expense):
Miscellaneous income (expense)	(4,545)	115,875
Interest income	144,725	79,184
Interest expense	(45,191)	(23,565)
Amortization of debt discount	(356,306)	(989,601)
Total non-operating income (expense), net	(261,317)	(818,107)

Net income (loss)	$1,878,804	$(5,073,755)

Net income (loss) per share, basic	$.06	$(.22)
Net income (loss) per share, diluted	$.05	$(.22)

Weighted average shares outstanding, basic	32,833,594	23,492,650
Weighted average shares outstanding, diluted	39,228,696	23,492,650

The accompanying notes are an integral part of these audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2017	16,846,835	$16,846	$11,254,212	$(3,692,237)	$7,578,821

Sale of Common stock and warrants, net of fees	3,333,333	3,333	9,956,544	-	9,959,877
Warrants issued for services	-	-	456,807	-	456,807
Stock option expense	-	-	546,370	-	546,370
Common stock issued upon warrant exercise	3,076,461	3,077	2,590,617	-	2,593,694
Common stock issued upon exercise of options	995,186	995	320,706	-	321,701
Common stock issued in connection with business combinations	1,550,000	1,550	5,303,600	-	5,305,150
Common stock issued upon conversion of convertible debt	2,013,294	2,014	3,619,917	-	3,621,931
Warrants issued with convertible debt	-	-	4,239,000	-	4,239,000
Common stock issued for services	107,500	108	400,395	-	400,503
Common stock issued for accrued share-based compensation	26,000	26	108,394	-	108,420
Net loss				(5,073,755)	(5,073,755)
Balances, December 31, 2018	27,948,609	$27,949	38,796,562	$(8,765,992)	$30,058,519

Sale of Common stock and warrants, net of fees	4,123,254	4,123	12,639,510	-	12,643,633
Share based compensation			1,215,273		1,215,273
Common stock issued upon warrant exercise	1,757,913	1,758	1,298,141		1,299,899
Common stock issued upon exercise of options	10,000	10	5,990		6,000
Common stock issued upon cashless exercise of options	505,868	506	(506)		-
Common stock issued in connection with business combinations	969,553	969	3,624,411	-	3,625,380
Common stock issued upon conversion of convertible debt	1,258,608	1,259	2,404,010		2,405,269
Common stock issued for services	202,500	202	548,564		548,766
Common stock issued for accrued share-based compensation	100,000	100	210,100		210,200
Net income				1,878,804	1,878,804
Balances, December 31, 2019	36,876,305	$36,876	$60,742,055	$(6,887,188)	$53,891,743

The accompanying notes are an integral part of theses audited consolidated financial statements.

GrowGeneration Corp. and Subsidiaries

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,878,804	$(5,073,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,044,553	351,069
Provision for doubtful accounts receivable	172,135	35,459
Inventory valuation reserve	429,126	153,397
Amortization of debt discount	356,306	989,601
Stock based compensation	2,490,535	1,895,219
Noncash operating lease expense	15,375	-
Other	(66,536)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,764,947)	(244,288)
Inventory	(10,482,014)	(792,575)
Prepaid expenses and other assets	(2,061,701)	(182,616)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,165,188	514,154
Customer deposits	1,987,747	423,688
Payroll and payroll tax liabilities	154,471	270,878
Sales taxes payable	341,698	118,738
Net Cash (Used In) Operating Activities	(3,339,260)	(1,541,031)
Cash Flows from Investing Activities:
Assets acquired in business combinations	(9,458,743)	(5,680,409)
Purchase of property and equipment	(2,232,812)	(625,379)
Purchase of goodwill and other intangibles	(119,125)	(61,523)
Net Cash (Used In) Investing Activities	(11,810,680)	(6,367,311)
Cash Flows from Financing Activities:
Principal payments on long term debt	(460,129)	(454,979)
Proceeds from issuance of convertible debt, net of expenses	-	8,912,765
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	13,949,532	12,875,272
Net Cash Provided by Financing Activities	13,489,403	21,333,058

Net Increase(decrease) in Cash and Cash Equivalents	(1,660,537)	13,424,716
Cash and Cash Equivalents at Beginning of year	14,639,981	1,215,265
Cash and Cash Equivalents at End of year	$12,979,444	$14,639,981

Supplemental Information:
Common stock and warrants issued for prepaid services	$96,000	$45,000
Common stock issued for accrued payroll liability	210,200	-
Debt converted to Equity	2,310,832	3,621,931
Assets acquired by issuance of stock	3,625,380	5,305,150
Warrants issued for debt discount	-	4,239,000
Acquisition of vehicles with debt financing	-	56,174
Interest paid during the period	$45,191	$23,565
Acquisition of assets with seller financing	-	1,087,000

The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. As of March 27, 2020, the Company owns and operates a chain of twenty seven (27) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, four (4) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida, one (1) distribution center in California and an online e-commerce store, GrowGen.Pro. In addition, we operate a warehouse out of Sacramento, CA. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

The Company engages in its business through its wholly owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, Grow Generation Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Oklahoma Corp, GrowGeneration Canada, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp, GrowGeneration Michigan Corp, GrowGeneration New England Corp, GrowGeneration Florida Corp and GrowGeneration Management Corp.

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

 GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Volume rebates, when earned, are recorded as a reduction in Cost of Sales.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents are carried at fair market value and consist primarily of money market funds.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at year-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At December 31, 2019 and 2018, the Company established an allowance for doubtful accounts of $291,372 and $133,288, respectively.

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

Estimated Lives
Vehicle	5 years
Furniture and fixtures	5-7 years
Computers and equipment	3-5 years
Leasehold improvements	10 years not to exceed lease term

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until respective statute of limitation. Currently, the 2018, 2017, and 2016 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accruals for uncertain tax positions as of December 31, 2019. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Concentration of Risk

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2019 and 2018, the Company had $11,229,444 and $12,962,958, respectively, in excess of the FDIC insurance limit. The Company generally does not require collateral from its customers, but its credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. The Company maintains allowance for potential credit losses.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2019 and 2018 amounted to $736,656 and $269,550, respectively.

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

3.	RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements. We have evaluated recently issued accounting pronouncements and determined that there is no material impact on our financial position or results of operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

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

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and 2018 consists of the following:

	December 31,
	2019	2018
Vehicle	$1,148,993	$535,857
Leasehold improvements	884,685	441,725
Furniture, fixtures and equipment	2,858,777	1,417,061
	4,892,455	2,394,643
Accumulated depreciation and amortization	(1,551,839)	(573,822)

Property and equipment, net	$3,340,616	$1,820,821

Depreciation expense was $1,046,328 and $350,415 for the years ended December 31, 2019 and 2018, respectively.

5.	INCOME TAXES

On December 22, 2017, the U.S. President signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”). The Tax Legislation significantly revised the U.S. tax code by, (i) lowering the U.S federal statutory income tax rate from 35% to 21%, (ii) implementing a territorial tax system, (iii) imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (“Transition Tax”), (iv) requiring a current inclusion of global intangible low taxed income (“GILTI”) of certain earnings of controlled foreign corporations in U.S. federal taxable income, (v) creating the base erosion anti-abuse tax (“BEAT”) regime, (vi) implementing bonus depreciation that will allow for full expensing of qualified property, and (vii) limiting deductibility of interest and executive compensation expense, among other changes. The Company has computed its 2018 current tax benefit using the U.S. federal statutory rates of 21% while it has computed its deferred tax expense using the new statutory rate effective on January 1, 2018 of 21%.

Other provisions of the new legislation that were not applicable to the Company until the year ended December 31, 2018 include, but are not limited to, limiting deductibility of interest and executive compensation expense. These additional items have been considered in our income tax provision for the year ended December 31, 2019 and the impact was not material to the overall financial statements.

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Income Tax Expense (benefit)
Current federal tax expense
Federal	$479,000	$-0-
State	-0-	-0-
Deferred tax (benefit)
Federal	$(479,000)	$-0-
State	-0-	-0-
Total	$-0-	$-0-

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

5.	INCOME TAXES, Continued

A summary of deferred tax assets and liabilities as of December 31, 2019 and 2018 is as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses	1,033,300	$2,165,100
Deferred right to use lease liabilities	1,671,700	-
Stock based compensation	354,800	663,300
Amortization of debt discount	-	346,400
Accruals, reserves and other	160,200	66,100
	3,220,000	3,240,900
Deferred tax liabilities:
Deferred right to use lease assets	1,678,300	-
Accumulated depreciation and amortization	$360,000	$358,000
	2,038,300	358,000
Gross deferred tax asset	1,181,700	2,882,900
Valuation Allowance	(1,181,700)	(2,882,900)
Deferred tax asset (liability), net	$0	$-0

As of December 31, 2019, the Company had approximately $4.7 million of operating loss carryforwards, which results in a Federal and State deferred tax asset of approximately $1.03 million, expiring in 2037 through 2038.

We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2019, and December 31, 2018. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve

The differences between the U.S. Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Federal statutory tax rate	21%	21%
State and local income taxes (net of federal tax benefit)	-	-
	21%	21
Valuation allowance	(21)	(21)
	0%	0%

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

6.	LONG-TERM DEBT

	December 31,
	2019	2018
Long term debt is as follows:
Hitachi Capital, interest at 8.0% per annum, payable in monthly installments of $631.13 beginning September 2015 through August 2019, secured by delivery equipment with a book value of $24,910	-	3,211

Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	7,109	12,976

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	24,997	350,000

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 12 installments of $6,003, due September 2019	-	54,000

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	320,204	392,252
	$352,310	$812,439
Less Current Maturities	(110,231)	(436,813)
Total Long-Term Debt	$242,079	$375,626

Debt maturities as of December 31, 2019 are as follows:
2020	$110,231
2021	84,714
2022	91,860
2023	65,505
$352,310

Interest expense for the years ended December 31, 2019 and 2018 was $45,191 and $23,565, respectively.

7.	LEASES

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

7.	LEASES, Continued

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

December 31,
2019
Right to use assets, operating lease assets	$7,628,591

Current lease liability	$1,836,700
Non-current lease liability	5,807,266
$7,643,966

December 31,
2019
Weighted average remaining lease term	3.9 years
Weighted average discount rate	7.6%

Operating lease assets obtained for operating lease liabilities	$3,050,164

Maturities of lease liabilities
2020	$2,496,070
2021	2,525,468
2022	2,078,123
2023	1,596,229,
2024	813,984
2025	654,160
2026	352,955
2027	152,637
Total lease payments	10,669,626
Less: Imputed interest	(3,025,660)
Lease Liability at December 31, 2019	$7,643,966

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

8.	CONVERTIBLE DEBT

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

During the year ended December 31, 2019, convertible debt and accrued interest of $2,405,269, net of unamortized debt discount of $674,581, was converted into 1,258,608 shares of common stock at the conversion rate of $3.00 per share.

During the year ended December 31, 2018, convertible debt and accrued interest of $5,927,677, net of unamortized debt discount of $2,305,746, was converted into 2,013,294 shares of common stock at the conversion rate of $3.00 per share.

	December 31,
	2019	2018
Convertible debt	$-	$3,075,000
Remaining unamortized debt discount and debt issue costs	-	(1,030,887
Convertible debt, net of debt discount and debt issue costs	$-	$2,044,113

Amortization of debt discount for the years ended December 31, 2019 and 2018 was $356,306 and $998,601, respectively.

At December 31, 2019 and 2018 there were 131,250 and 536,250 warrants outstanding, respectively, related to the issuance of convertible debt.

9.	SHARE BASED PAYMENTS AND STOCK OPTIONS

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

9.	SHARE BASED PAYMENTS AND STOCK OPTIONS, Continued

On January 7, 2018, the Board adopted the 2018 Equity Compensation Plan (the “2018 Plan”) and on April 20, 2018, the shareholders approved the 2018 Plan. On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment is pending shareholder approval. The 2018 Plan will be administered by the Board. The Board may grant options to purchase shares of Common Stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of Common Stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards.

No options, stock purchase rights or awards may be made under the 2018 Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by the Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan. The maximum shares of Common Stock which may be issued over the term of the plan, as amended shall not exceed 5,000,000 shares. Options granted under the 2018 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 2018 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder). No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.

Awards issued under the 2014 Plan as of December 31, 2019 are summarized below:	2019
Total Shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, December 31 2019	(995,500)
Total options exercised under 2014 Plan	(1,118,333)
Total shares issued pursuant to the 2014 Plan	(375,000)
Awards available for issuance under the 2014 Plan, December 31, 2019	11,167

Awards issued under the 2018 Plan as of December 31, 2019 are summarized below:

2019
Total Shares available for issuance pursuant to the 2018 Plan, prior to amendment	2,500,000
Options outstanding, December 31 2019	(281,500)
Total options exercised under 2018 Plan	-
Total shares issued pursuant to the 2018 Plan	(9,500)
Awards available for issuance under the 2018 Plan, December 31, 2019	2,209,000

	2019	2018
Expected volatility	87.8%-92.7%	72.91%-90.81%
Expected dividends	None	None
Expected term	2-5 years	2.5 years
Risk-free rate	1.64%	1.64%

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

9.	SHARE BASED PAYMENTS AND STOCK OPTIONS, Continued

The table below summarizes all the options granted by the Company during years ended December 31, 2019 and 2018:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2018	2,622,000	$.99		$.32
Granted	386,500	$3.21		$1.91
Exercised	(1,068,333)	$.67		$.12
Forfeited or expired	(124,667)	$.76		$.16
Outstanding at December 31, 2018	1,815,500	$1.66	2.65 years	$.78
Vested and exercisable at December 31 2018	1,393,831	$1.39	2.22 years

Outstanding at January 1, 2019	1,815,500	$1.66	2.65 years	$.78
Granted	1,380,000	$3.25		$2.18
Exercised	(667,500)	$.72		$.16
Forfeited or expired	(11,667)	$3.05		$1.63
Outstanding at December 31, 2019	2,516,333	$2.78	3.81 years	$1.71
Vested and exercisable at December 31, 2019	1,346,333	$2.35	3.25 years	$1.32

Share-based payment expense to officers, directors and employees and the years ended December 31, 2019 and 2018 was approximately $2,223,100 and $901,900, respectively.

Expense related to issuance of shares, options and warrants to consultants for the years ended December 31, 2019 and 2018 was approximately $267,400 and $501,800, respectively.

10.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2019 is as follows:

		Weighted Average
		Exercise Price
Outstanding January 1, 2018	3,605,728	$1.84
Granted/issued	1,916,500	$1.01
Exercised	(2,242,728)	$1.16
Forfeited	-
Outstanding December 31, 2018	3,279,500	$1.94
Granted/issued	2,061,629	$3.50
Exercised	(1,643,610)	$.79
Forfeited	-
Outstanding December 31, 2019	3,697,519	$3.25

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

11.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s current Certificate of Incorporation authorizes it to issue 100,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2019, and 2018, there were 36,876,305 and 27,948,609 shares of common stock issued and outstanding, respectively.

2019

During the year ended December 31, 2019, the Company sold 4,123,254 shares of common stock for net proceeds of $12,643,634.

During the year ended December 31, 2019, the Company issued 1,757,913 shares of common stock upon exercise of warrants resulting in proceeds to the Company of $1,299,899.

During the year ended December 31, 2019, the Company issued 515,868 shares of common stock upon exercise of 667,500 options resulting in proceeds to the Company of $6,000. Of the total options exercised, 657,500 options we exercised in a cashless option exercise.

During the year ended December 31, 2019, the Company issued 1,258,608 shares of common stock upon conversion of convertible debt and accrued interest. (See Note 7)

During the year ended December 31, 2019, the Company issued 969,553 shares of common stock in connection with business combinations. (See Note 14)

During the year ended December 31, 2019, the Company issued 152,500 shares of common stock to employees valued at $452,766, issued 100,000 shares of common stock to employees for accrued employee awards valued at $210,200 and 50,000 shares of common stock to consultants valued at $96,000.

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

12.	EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be antidilutive. For the year ended December 31, 2018 all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net loss incurred. Accordingly, basic shares equal diluted shares for the year ended December 31, 2018.

Potentially dilutive securities were comprised of the following:

	December 31, 2019	December 31, 2018
Warrants	3,697,519	3,279,500
Convertible debt warrants	131,250	536,250
Options	2,516,333	1,815,500
Total	6,345,102	5,631,250

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018

Net income (loss)	$1,878,804	$(5,073,755)
Weighted average shares outstanding, basic	32,883,594	23,492,650
Effect of dilutive common stock equivalents	6,345,102	-
Adjusted weighted average shares outstanding, dilutive	39,228,696	23,492,650
Basic net income (loss) per share	$.06	$(.22)
Dilutive net income (loss) per share	$.05	$(.22)

13.	VENDOR CONCENTRATIONS

As of December 31, 2019, and 2018, two suppliers represent 51% and 56% of our purchases, respectively. Although the Company expects to maintain relationships with these vendors, the loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

14.	ACQUISITIONS

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has not made any adjustments to the preliminary valuations. The table below represents the allocation of the preliminary purchase price to the acquired net assets during the year ended December 31, 2019.

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$553,900	$1,453,100	$1,038,600	$1,441,000	$238,000	$465,500	$5,190,100
Prepaids and other current assets	-		14,100	22,000	-		36,100
Furniture and equipment	35,000	50,000	100,000	100,000	25,000	25,000	335,000
Goodwill	696,900	2,376,900	2,305,900	2,596,100	516,300	554,000	9,046,100
Total	$1,285,800	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$14,607,300

The table below represents the consideration paid for the net assets acquired in business combinations.

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$1,000,000	$2,350,000	$2,647,700	$3,659,100	$525,000	$800,000	$10,981,800
Common stock	285,800	1,530,000	810,900	500,000	254,300	244,500	3,625,500
Total	$1,285,800	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$14,607,300

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended December 31, 2019.

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	12/16/19	9/3/2019	5/14/2019	1/21/2019	2/11/2019	2/7/2019
Revenue	$153,900	$2,412,700	$4,829,800	$6,030,500	$2,106,900	$3,075,300	$18,609,100
Earnings	$6,400	$444,500	$998,700	$936,600	$366,742	$651,400	$3,404,342

The following represents the unaudited pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the year ended December 31, 2018. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the earliest period presented, nor are they indicative of future results of operations.

December 31, 2018
Revenue	$59,650,900
Earnings	$(2,087,900)

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

15.	SUBSEQUENT EVENTS

On February 26, 2020 the Company purchased the assets of Healthy Harvest LLC for $1,750,000 and 250,000 shares of the Company’s common stock valued at $1,102,500. Healthy Harvest has been in business since 2011 and is the largest hydroponic operation in the Southeast region.

On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment is pending shareholder approval.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2019 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In making the assessments on the effectiveness of our internal controls over financial reporting as of December 31, 2019, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal controls over financial reporting as of December 31, 2019.

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

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than provided below, the information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2019.

All directors of the Company hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Name	Age	Position
Darren Lampert	59	Chief Executive Officer and Director
Michael Salaman	57	President and Director
Tony Sullivan	55	Chief Operating Officer, Executive VP
Monty Lamirato	64	Chief Financial Officer and Secretary
Stephen Aiello	59	Director
Peter Rosenberg	57	Director
Sean Stiefel	32	Director

Darren Lampert has been our Chief Executive Officer and a Director since our inception in 2014. Mr. Lampert began his career in 1986 as a founding member of the law firm of Lampert and Lampert (1986-1999), where he concentrated on securities litigation, NASD (now FINRA) compliance and arbitration and corporate finance matters. Mr. Lampert has represented clients in actions and investigations brought before government agencies and self-regulatory bodies. Mr. Lampert has spent 15 years working as a portfolio manager and proprietary trader at Schonfeld Securities (1999-2005), Schottenfeld Group (2007) and Incremental Capital (2008-2010). From 2010 to 2014, Mr. Lampert was a private investor. Mr. Lampert graduated in 1982 with a Bachelor of Science degree in business administration from Ithaca College. Mr. Lampert received a JD from Bridgeport University School of Law in 1985. Mr. Lampert was admitted to practice law in New York in 1986 and is also admitted to practice before the United States District Courts for the Southern and Eastern Districts of New York.

Michael Salaman has been our President and a Director since our inception. Mr. Salaman served as the Chairman of Skinny Nutritional Corp. from January 2002 to March 2014 and as Chief Executive Officer and President of Skinny Nutritional Corp. from June 2010 to March 2014. He also served as Chief Executive Officer of Skinny Nutritional Corp. Skinny Nutritional Corp. filed for Chapter 11 Bankruptcy protection in 2013 and the assets were sold to a private equity firm in March 2014. Mr. Salaman has over 20 years’ experience in the area of start-ups, new product development, distribution and marketing. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing company in the United States from 1985-1993. From 1995-2001, Mr. Salaman started a Digital Media company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of that entity and directed its operations as a marketing and distribution company and in 2005 focused its efforts in the enhanced water business. Mr. Salaman received a Bachelor of Business Administration degree in business from Temple University in 1986.

Tony Sullivan joined the Company as Chief Operating Officer and Executive Vice President in November 2019. From 2017 to recently, Mr. Sullivan served as Executive Vice President and Chief Operating Officer of Forman Mills, a $300 million Private Equity sponsored business. From 2015 to 2017, he was Senior Vice President Operations for Dollar Express, a $500 million carve-out of 330 Family Dollar stores in 36 states, Private Equity sponsored business. From 2006 to 2015, he was employed at Anna’s Linens for 9+ years where he served in several operating roles, most recently as SVP, Chief Operating Officer. Previously Mr. Sullivan served for 20+ years at Foot Locker Inc. leading 2100 + stores, 3 Divisions (Foot Locker, Kids Foot Locker and Foot Action) over $2.5B in sales as VP Store Operations. Mr. Sullivan is known and respected for his expertise in wide-range governance, hypergrowth, and macro-level strategic management methodologies, with an emphasis on identifying and addressing business infrastructure to position organizations for expansion and profitability. He has achieved outstanding success scaling businesses for rapid profits and market dominance in start-ups, private, PE-backed, and public companies with revenues up to $2.5 billion.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020

4.1	Form of Warrant for private placement in March 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on March 16, 2017)

4.2	Form of Investor Warrant for second 2017 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 19, 2017)

4.3	Form of Placement Agent Warrant ($2.75 Per Share) for second 2017 private placement (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on May 19, 2017)

4.4	Form of .1% Unsecured Convertible Promissory Note for private placement in January 2018 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on January 12, 2018)

4.5	Form of Warrant for private placement in January 2018 (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on January 12, 2018)

4.6	Form of Promissory Note issued to Santa Rosa Hydroponics & Grower Supply, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on July 16, 2018)

10.1	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	GrowGeneration Corp. Amended and Restated 2018 Equity Incentive Plan (Filed herewith)

10.4	Form of GrowGeneration Corp. Stock Option Agreement in connection with the Amended and Restated 2018 Equity Incentive Plan (Filed herewith)

10.5	Form of Securities Purchase Agreement for first 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on March 16, 2017)

10.6	Form of Subscription Agreement for second 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 19, 2017)

10.7	Form of Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 12, 2018)

10.8	Form of Supplement to Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on January 12, 2018)

10.9	Form of Asset Purchase Agreement, dated April 12, 2018, by and among GrowGeneration, Corp., GrowGeneration Michigan Corp. and Superior Growers Supply, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 16, 2018)

10.10	Form of Securities Purchase Agreement for second 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 9, 2018)

10.11	Form of Side Letter by and between GrowGeneration Corp. and Gotham Green Fund 1, L.P. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 9, 2018)

10.12	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on May 9, 2018)

10.13	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.14	Consulting Agreement with Merida Capital Partners, LP, dated April 3, 2017 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 5, 2017)

10.15	Separation and Release Agreement with Jason Dawson, dated April 10, 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on April 14, 2017)

10.16	Form of Revised Asset Purchase Agreement, dated June 28, 2018, by and among GrowGeneration Corp., Santa Rosa Hydroponics & Grower Supply Inc., Rick Barretta and Jason Barretta (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on July 16, 2018)

10.17	Form of Amendment to Revised Asset Purchase Agreement, dated July 13, 2018 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on July 16, 2018)

10.18	Form of Asset Purchase Agreement, dated August 30, 2018, by and among GrowGeneration Corp., GrowGeneration HG Corp. and Virgus, Inc. d/b/a/ Heavy Gardens (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on September 20, 2018)

10.19	Form of Asset Purchase Agreement, dated November 28, 2018, by and among GrowGeneration Corp., GrowGeneration Pueblo Corp. and Chlorophyll, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 22, 2019)

10.20	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration California Corp. and Palm Springs Hydroponics, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 12, 2019)

10.21	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration Nevada Corp. and Reno Hydroponics, Inc. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on February 12, 2019)

10.22	Form of Asset Purchase Agreement, dated April 23, 2019, by and among GrowGeneration Corp., GrowGeneration Rhode Island Corp. and GreenLife Garden Supply Corp (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 14, 2019)

10.23	Form of Subscription Agreement for 2019 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on June 26, 2019)

10.24	Form of Subscription Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on June 26, 2019)

10.25	Employment Agreement dated November 4, 2019 between GrowGeneration Corp and Tony Sullivan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q as filed on November 12, 2019)

10.26	Form of Employment Agreement dated November 5, 2019 between GrowGeneration Corp and Monty Lamirato (Filed herewith)

10.27	Form of Employment Agreement dated March 23, 2020 between GrowGeneration Corp and Darren Lampert (Filed herewith)

10.28	Form of Employment Agreement dated March 23, 2020 between GrowGeneration Corp and Michael Salaman (Filed herewith)

14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees (Filed herewith)

21.1	List of Subsidiaries of GrowGeneration Corp. (Filed herewith)

23.1	Consent of Connolly Grady & Cha, P.C. (Filed herewith)

99.1	Charter of Audit Committee (Filed herewith)

99.2	Charter of Compensation Committee (Filed herewith)

99.3	Charter of Nominating and Corporate Governance Committee (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2020.

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

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director	March 27, 2020
Darren Lampert	(Principal Executive Officer)

/s/ Monty Lamirato	Chief Financial Officer	March 27, 2020
Monty Lamirato	(Principal Financial and Accounting Officer)

/s/ Michael Salaman	President and Director	March 27, 2020
Michael Salaman

/s/ Stephen Aiello	Director	March 27, 2020
Stephen Aiello

/s/ Peter Rosenberg	Director	March 27, 2020
Peter Rosenberg

/s/ Sean Stiefel	Director	March 27, 2020
Sean Stiefel