Form 10-Q
period 2020-03-31
GrowGeneration Corp.
filed 2020-05-14
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2020

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

930 W 7th Ave, Suite A

Denver, Colorado 80204(Address of principal executive offices)

(800)935-8420

(Issuer’s Telephone Number)

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

As of May 13, 2020, there were 38,533,974 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$11,441,225	$12,979,444
Accounts receivable (net of allowance for credit losses of $291,372)	4,575,300	4,455,209
Inventory	28,671,398	22,659,357
Prepaid expenses and other current assets	4,240,843	2,549,559
Total current assets	48,928,766	42,643,569

Property and equipment, net	3,711,479	3,340,616
Operating leases right-of-use assets, net	7,240,673	7,628,591
Intangible assets, net	564,671	233,280
Goodwill	19,650,370	17,798,932
Other assets	363,554	377,364
TOTAL ASSETS	$80,459,513	$72,022,352

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,147,215	$6,024,750
Other accrued liabilities	51,287	-
Payroll and payroll tax liabilities	1,779,035	1,072,142
Customer deposits	3,554,469	2,503,785
Sales tax payable	755,381	533,656
Current maturities of operating leases liability	1,893,594	1,836,700
Current maturities of long-term debt	82,876	110,231
Total current liabilities	17,263,857	12,081,264

Operating leases liability, net of current maturities	5,484,090	5,807,266
Long-term debt, net of current maturities	230,820	242,079
Total liabilities	22,978,767	18,130,609

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 38,209,300 and 36,876,305 shares issued and outstanding, respectively	38,209	36,876
Additional paid-in capital	66,423,243	60,742,055
Accumulated deficit	(8,980,706)	(6,887,188)
Total stockholders’ equity	57,480,746	53,891,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,459,513	$72,022,352

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Sales	$32,981,506	$13,087,222
Cost of sales	24,035,257	9,400,591
Gross profit	8,946,249	3,686,631

Operating expenses:
Store operations	3,638,685	1,957,790
General and administrative	1,152,577	493,096
Share based compensation	4,115,068	80,278
Depreciation and amortization	359,142	146,624
Salaries and related expenses	1,797,760	659,332
Total operating expenses	11,063,232	3,337,120

(Loss) income from operations	(2,116,983)	349,511

Other income (expense):
Interest expense	(7,181)	(131,637)
Interest income	24,842	18,833
Other income (loss)	5,804	(7,286)
Total non-operating income (expense), net	23,465	(120,090)

Net (loss) income	$(2,093,518)	$229,421

Net (loss) income per shares, basic	$(.055)	$.01
Net (loss) income per shares, diluted	$(.055)	$.01

Weighted average shares outstanding, basic	37,823,304	28,437,132
Weighted average shares outstanding, diluted	37,823,304	34,263,302

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2018	27,948,609	$27,949	$38,796,562	$(8,765,992)	$30,058,519
Common stock issued upon warrant exercise	172,500	172	1,552		1,724
Common stock issued upon cashless exercise of options	228,890	229	(229)		-
Common stock issued in connection with business combinations	344,553	345	998,406		998,751
Common stock issued for prepaid services	50,000	50	95,950		96,000
Common stock issued for accrued share-based compensation	100,000	100	210,100		210,200
Share based compensation			(8,951)		(8,951)
Net income				229,421	229,421
Balances, March 31, 2019	28,844,552	$28,845	$40,093,390	$(8,536,571)	$31,585,664

Balances, December 31, 2019	36,876,305	$36,876	$60,742,055	$(6,887,188)	$53,891,743
Common stock issued upon warrant exercise	191,235	191	509,928		510,119
Common stock issued upon cashless warrant exercise	18,712	19	(19)		-
Common stock issued upon cashless exercise of options	279,823	280	(280)		-
Common stock issued in connection with business combinations	273,892	274	1,203,050		1,203,324
Common stock issued for services	50,000	50	(50)		-
Common stock issued for share based compensation	519,333	519	1,759,913		1,760,432
Share based compensation		-	2,208,646		2,208,646
Net loss				(2,093,518)	(2,093,518)
Balances, March 31, 2020	38,209,300	$38,209	$66,423,243	$(8,980,706)	$57,480,746

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,093,518)	$229,421
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,142	146,624
Amortization of debt discount	-	124,946
Stock-based compensation expense	4,115,068	80,278
Bad debt	20,632	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(140,723)	(215,309)
Inventory	(4,960,155)	(4,050,616)
Prepaid expenses and other assets	(1,823,464)	(619,382)
Increase (decrease) in:
Accounts payable and accrued liabilities	3,173,752	1,205,744
Operating leases	121,636	27,297
Payroll and payroll tax liabilities	706,893	315,133
Customer deposits	1,050,684	181,544
Sales tax payable	221,725	112,751
Net cash provided by (used in) operating activities	751,672	(2,461,569)
Cash flows from investing activities:
Assets acquired in business combinations	(1,750,000)	(4,984,075)
Purchase of furniture and equipment	(652,187)	(430,148)
Purchase of intangibles	(359,209)	(105,500)
Net cash used in investing activities	(2,761,396)	(5,519,723)
Cash flows from financing activities:
Principal payments on long term debt	(38,614)	(99,560)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	510,119	1,725
Net cash provided by (used in) financing activities	471,505	(97,835)
Net decrease in cash	(1,538,219)	(8,079,128)
Cash at the beginning of period	12,979,444	14,639,981
Cash at the end of period	$11,441,225	$6,560,853

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$7,181	18,833
Common stock issued for accrued payroll	$-	210,200
Common stock issued for prepaid services	$-	96,000
Assets acquired by issuance of common stock	$1,203,324	998,751
Right to use assets acquired under operating leases	$192,614	1,791,307

 See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

1.	NATURE OF OPERATIONS

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. As of March 31, 2020, the Company owns and operates a chain of twenty seven (27) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, four (4) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida, one (1) distribution center in California and an online e-commerce store, GrowGen.Pro. In addition, we operate a warehouse out of Sacramento, CA. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

The Company engages in its business through its wholly-owned subsidiaries, GrowGeneration Pueblo Corp, GrowGeneration California Corp, GrowGeneration Nevada Corp, GrowGeneration Washington Corp, GrowGeneration Rhode Island Corp, GrowGeneration Oklahoma Corp, GrowGeneration Canada, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp, GrowGeneration Michigan Corp, GrowGeneration New England Corp, GrowGeneration Florida Corp and GrowGeneration Management Corp.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our wholly-owned subsidiaries, and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. All significant intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) filed on March 27, 2020, and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2020.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

As we continue to monitor the COVID-19 situation, the Company is considered an “essential” supplier to the agricultural industry, suppling the nutrients and nourishment required to feed their plants. The Company has been opened during this difficult time. We have plans and procedures in place to ensure our customers and employees stay safe during this time of uncertainty. As a result of COVID-19 we reduced some hours of operations at the store level and some stores were closed on the weekends, primarily in the later part of the first quarter of 2020. There have been some minor delays in vendor shipments as their warehouses and supply chain were affected by staffing shortages. The Company successfully implemented a will call and curb side pick-up process that is working well. Other than what has been disclosed above, we have not experienced adverse effects from COVID-19.

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

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization cannot be determined to be more likely than not.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until their respective statute of limitation. Currently, the 2019, 2018 and 2017 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of March 31, 2020.

There is no income tax provision, and as such no effective tax rate (“ETR”), in the accompanying condensed consolidated statement of operations due to the cumulative operating losses that indicate a 100% valuation allowance for the deferred tax assets and state income taxes is appropriate.

Revenue Recognition

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services at which point, the performance obligation is satisfied. Sales and other taxes collected concurrent with revenue producing activities are excluded from revenue. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The Company monitors provisions for estimated returns. Payment for goods and services sold by the Company is typically due upon satisfaction of the performance obligations. Under certain circumstances, the Company does provide goods and services to customers on a credit basis (see Accounts Receivable below). The Company accounts for shipping and handling activities as a fulfillment costs rather than as a separate performance obligation. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as Deferred Revenue in the accompanying Consolidated Balance Sheets until the sale or service is complete.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at year-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At March 31, 2020 and December 31, 2019, the Company established an allowance for doubtful accounts of $291,372, respectively.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements

As an emerging growth company, the Company is permitted to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

During the first quarter of 2019, the Company adopted the FASB ASU 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in ASC 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $3.2 million.

On January 1, 2019, the Company also adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments. The amendment is effective commencing in 2019 with early adoption permitted. The adoption of this new guidance did not have a material impact on our Financial Statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted these amendments in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this new guidance, effective January 1, 2020 did not have a material impact on our Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

Recently Issued Accounting Pronouncements – Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326)," changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company is required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early adoption allowed. We are currently evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2022 and should be applied on a prospective basis. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those periods. We are currently evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

4.	REVENUE RECOGNITION

Disaggregation of Revenues

The following table disaggregates revenue by source:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Sales at company owned stores	$31,036,819	$12,405,923

E-commerce sales	1,944,687	681,299
Total Revenues	$32,981,506	$13,087,222

Contract Balances

Depending on when the timing of when a customer takes possession of product and when a customer make payments for such product, the Company recognizes a customer trade receivable (asset) or a customer deposit (liability). The difference between the opening and closing balances of the Company’s customer trade receivables and the customer deposit liability results from timing differences between the Company’s performance and the customer’s payment.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

4.	REVENUE RECOGNITION, continued

Contract Balances

Depending on the timing of when a customer takes possession of product and when a customer make payments for such product, the Company recognizes a customer trade receivable (asset) or a customer deposit (liability). The difference between the opening and closing balances of the Company’s customer trade receivables and the customer deposit liability results from timing differences between the Company’s performance and the customer’s payment.

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, 1/1/2020	$4,455,209	$2,503,785
Closing balance, 3/31/2020	4,575,300	3,554,469
Increase (decrease)	$120,091	$1,050,684

Opening balance, 1/1/2019	$862,397	$516,038
Closing balance, 3/31/2019	1,077,706	697,582
Increase (decrease)	$215,309	$181,544

5.	PROPERTY AND EQUIPMENT

	March 31, 2020	December 31, 2019
Vehicles	$840,354	$702,447
Leasehold improvements	1,205,530	884,685
Furniture, fixtures and equipment	3,532,019	3,305,323
	5,577,903	4,892,455
(Accumulated depreciation)	(1,866,424)	(1,551,839)
Property and Equipment, net	$3,711,479	$3,340,616

Depreciation expense for the three months ended March 31, 2020 and 2019 was $331,324 and $146,624, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in goodwill are as follows:

	March 31, 2020	December 31, 2019
Balance, beginning of year	$17,798,932	$8,752,909
Goodwill additions	1,851,438	9,046,023
Impairments	-	-
Balance, end of year	$19,650,370	$17,798,932

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

6.	GOODWILL AND INTANGIBLE ASSETS, continued

Intangible assets on the Company’s consolidated balance sheets consist of the following:

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$100,000	$-	$100,000	$-
Capitalized software	494,265	29,594	135,030	1,750
	$594,265	$29,594	$235,030	$1,750

Amortization expense for the three months ended March 31, 2020 and 2019 was $27,818 and $0, respectively.

7.	LONG-TERM DEBT

	March 31,	December 31,
	2020	2019
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	$4,752	$7,109

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	-	24,997

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	308,944	320,204
	$313,696	$352,310
Less Current Maturities	(82,876)	(110,231)
Total Long-Term Debt	$230,820	$242,079

Interest expense for the three months ended March 31, 2020 and 2019 was $7,181 and $6,691, respectively.

8.	LEASES

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

8.	LEASES, continued

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

Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of sales." Facilities and assets which serve management and support functions are expensed through general and administrative expenses.

	March 31, 2020	December 31, 2019
Right to use assets, operating lease assets	$7,240,673	$7,628,591

Current lease liability	$1,893,594	$1,836,700
Non-current lease liability	5,484,090	5,807,266
	$7,377,684	$7,643,966

	March 31, 2020	March 31, 2019
Weighted average remaining lease term	3.24 years	3.5 years
Weighted average discount rate	7.6%	7.6%

	March 31, 2020	March 31, 2019
Operating lease costs	$924,583	$423,973
Short-term lease costs	16,053	5,735
Total operating lease costs	$940,636	$429,708

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020:

2020 (remainder of the year)	$1,930,342
2021	2,597,468
2022	2,150,123
2023	1,608,229
2024	813,984
Thereafter	1,433,499
Total lease payments	10,533,645
Less: Imputed interest	(3,155,961)
Lease Liability at March 31, 2020	$7,377,684

 GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

9.	CONVERTIBLE DEBT

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

The convertible debt has a maturity date of January 12, 2021 and the principal balance and any accrued interest is convertible by the holder at any time into common stock of the Company at conversion price of $3.00 a share. Principal due and interest accrued on the notes will automatically convert into shares of common stock, at the conversion price, if at any time during the term of the notes, commencing twelve (12) months from the date of issuance, the common stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share. As of August 21, 2019, all remaining convertible debt and accrued interest had been converted to equity and no convertible debt remains outstanding.

During the three months ended March 31, 2019, 172,500 warrants issued in connection with the convertible debt were exercised, resulting in the issuance of 172,500 shares of common stock.

Amortization of debt discount for the three months ended March 31, 2019 was $124,946.

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

During the three months ended March 31, 2020 the Company issued 518,333 shares of common stock (stock-based awards) to officers and employees that vested immediately resulting in compensation expense of approximately $2,130,000. No stock-based awards were issued for the three months ended March 31, 2019 that vested immediately.

During the three months ended March 31, 2020 and March 31, 2019, the Company recorded $145,990 and $0, respectively, of share-based compensation to executives that is included in payroll and payroll tax liabilities.

The following table presents share-based payment expense and new shares issued for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Total non-cash share-based compensation	$4,115,068	$80,278

On March 6, 2014, the Company’s Board of Directors (the “Board”) approved the 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which the Company may grant incentive, non-statutory options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock or cash awards to employees, nonemployee members of our Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the plan shall not exceed 2,500,000 shares. Awards under this plan are made by the Board or a committee designated by the Board. Options under the plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

On January 7, 2018, the Board adopted the 2018 Equity Compensation Plan (the “2018 Plan”) and on April 20, 2018, the shareholders approved the 2018 Plan. On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment was approved by shareholders on May 11, 2020. The 2018 Plan will be administered by the Board. The Board may grant options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, other cash-based awards and other stock-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards.

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

Awards issued under the 2014 Plan as of March 31, 2020 are summarized below:

2020
Total shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, March 31, 2020	(224,000)
Total options exercised under 2014 Plan	(1,889,833)
Total shares issued pursuant to the 2014 Plan	(375,000)
Awards available for issuance under the 2014 Plan, March 31, 2020	11,167

Awards issued under the 2018 Plan as of March 31, 2020 are summarized below:

2020
Total shares available for issuance pursuant to the 2018 Plan, after amendment	5,000,000
Options outstanding, March 31, 2020	(1,618,500)
Total options exercised under 2018 Plan	(31,333)
Total shares issued pursuant to the 2018 Plan	(69,750)
Awards available for issuance under the 2018 Plan, March 31, 2020	3,280,417

 GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

The table below summarizes all the options granted by the Company under all plans during the three months ended March 31, 2020:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2019	1,916,333	$2.78	3.81 years	$1.71
Granted	607,500	3.92		$2.29
Exercised	(414,663)	$1.83		$.85
Forfeited or expired	-
Outstanding at March 31, 2020	2,109,170	$2.97	3.01 years	$1.88
Options vested at March 31, 2020	1,210,837	$2.74	2.68 years	$1.66

11.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants as of March 31, 2020 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2019	3,697,686	$3.25

Issued	-
Exercised	(191,235)	$2.75
Forfeited	(250,000)	5.75
Outstanding at March 31, 2020	3,256,451	$3.08

12.	EARNINGS PER SHARE

Potentially dilutive securities, issued by the Company, were comprised of the following:

	March 31, 2020	March 31, 2019
Stock purchase warrants	3,256,451	3,279,500
Convertible debt warrants	112,500	363,750
Options	2,109,170	1,775,500
Total	5,478,121	5,418,750

 GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

12.	EARNINGS PER SHARE, continued

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2020 and 2019. Potentially dilutive securities were not included in the computation of diluted loss per share for the three months ended March 31, 2020, because to do so would have been anti-dilutive. Therefore, basic loss per share is the same as diluted loss per share.

	Three months ended
	March 31, 2020	March 31, 2019
Net income (loss)	$(2,093,518)	$229,421
Weighted average shares outstanding, basic	37,823,304	28,437,132
Effect of dilutive common stock equivalents	-	5,418,750
Adjusted weighted average shares outstanding, dilutive	37,823,304	33,855,882
Basic income (loss) per shares	$(.055)	$.01
Dilutive income (loss) per share	$(.055)	$.01

13.	ACQUISITIONS

The Company is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Our acquisition strategy is to acquire well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has not made any adjustments to the preliminary valuations.

On February 26, 2020 we acquired certain assets of Health & Harvest LLC in a transaction valued at approximately $2.85 million. Acquired goodwill of approximately $1,750,600 represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital. Transaction costs incurred in connection with this acquisition were not significant.

The table below represents the allocation of the purchase price to the acquired net assets during the three months ended March 31, 2020.

Health & Harvest LLC
Inventory	$1,052,500
Prepaids and other current assets	-
Furniture and equipment	50,000
Right to use asset	192,600
Lease liability	(192,600)
Goodwill	1,750,600
Total	$2,852,500

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

14.	ACQUISITIONS, continued

The table below represents the consideration paid for the net assets acquired in business combinations.

Health & Harvest LLC
Cash	$1,750,000
Common stock	1,102,500
Total	$2,852,500

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended March 31, 2020.

Health & Harvest LLC
Acquisition date	2/26/2020
Revenue	$559,340
Earnings	$112,882

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months ended March 31, 2019.

Pro forma consolidated income statement:

March 31, 2019
Revenue	$1,365,700
Earnings	$19,200

The table below represents the allocation of the preliminary purchase price to the acquired net assets during the three months ended March 31, 2019.

	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$1,441,000	$238,000	$465,500	$2,144,500
Prepaids and other current assets	22,000	-		22,000
Furniture and equipment	100,000	25,000	25,000	150,000
Right to use asset	702,000	-	329,300	1,031,300
Lease liability	(702,000)	-	(329,300)	(1,031,300)
Goodwill	2,596,100	516,300	554,000	3,666,400
Total	$4,159,100	$779,300	$1,044,500	$5,982,900

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

14.	ACQUISITIONS, continued

The table below represents the consideration paid for the net assets acquired in business combinations for the period ended March 31, 2019.

	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$3,659,100	$525,000	$800,000	$4,984,100

Common stock	500,000	254,300	244,500	998,800
Total	$4,159,100	$779,300	$1,044,500	$5,982,900

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended March 31, 2019.

	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	1/21/2019	2/11/2019	2/7/2019
Revenue	$3,450,600	$1,594,900	$121,500	$5,167,000
Earnings	$613,000	$165,300	$5,800	$784,100

The following represents the proforma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months ended March 31, 2018.

Pro forma consolidated income statement

March 31, 2018
Revenue	$2,088,200
Earnings	$389,100

15.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to March 31, 2020 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. As of March 31, 2020, the Company owns and operates a chain of twenty seven (27) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, four (4) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida, one (1) distribution center in California and an online e-commerce store, GrowGen.Pro. In addition, we operate a warehouse out of Sacramento, CA. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada. Today, our 27 facilities operate in 10 states, each state considered an operating region. During the year ended December 31, 2019, we opened or acquired 10 new stores and in February 2020 we acquired a store in Florida. In March 2020, we opened our 2nd Tulsa store, a 40,000 square foot store operation and fulfillment center. Our operations span over 300,000 sq. ft of retail and warehouse space. We employ today approximately 150 agronomist and horticulturist that we have branded “Grow Pros”.

As we continue to monitor the COVID-19 situation, GrowGen is considered an “essential” supplier to the agricultural industry, suppling the nutrients and nourishment required to feed their plants. The Company has been opened during this difficult time. We have plans and procedures in place to ensure our customers and employees stay safe during this time of uncertainty. As a result of COVID-19 we reduced some hours of operations at the store level and some stores were closed on the weekends, primarily in the later part of the first quarter of 2020. There have been some minor delays in vendor shipments as their warehouses and supply chain were affected by staffing shortages. The Company successfully implemented a will call and curb side pick-up process that is working well. All of us at GrowGeneration remain committed to the safety and well-being of our customers and employees. To do our part, GrowGeneration has committed to donate up to $500,000 of free product to local communities that have been severely affected.

Despite some of the issues related to COVID-19, revenue was up 152% quarter over quarter to $33 million. Adjusted EBITDA was approximately $2.7 million for the quarter ended March 3, 2020 compared to $615,000 for quarter ended March 31, 2019, an increase of 340%. Our same store sales were up 58% for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. The Company performed well in all markets, most notably the California market was up 53.3% and Michigan market was up 275.7%, all attributable to gaining more commercial and walk in business in these two growth markets. Our online business grew by 185% comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019. GrowGen.Pro, our omni channel strategy with the capabilities, “Order online and Pickup in store”. Our commercial division is now actively servicing over 500 commercial customers and generated over $7.0 million in revenues in the quarter ended March 31, 2020.

GrowGeneration is also actively developing a line of private labeled products, which would be sold through GrowGeneration garden centers under brands owned or controlled by the Company. In this regard, the Company acquired a variety of trademarks in March 2019 to bolsters its ability to supply branded ‘house’ products to our customers.  From trellis netting, to plastic pots, to organic nutrients, GrowGeneration introduced its first private-labeled products, under the Sunleaves Garden Product brand, in the first quarter of 2020. The Company is planning to roll out a complete line of private labeled products over the next several quarters.

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

Our target market segments include the commercial growers in the plant-based medicine market, the home grower and businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with numerous single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization of plant-based medicines, primarily cannabis and hemp, and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment industry were well over $8.0 billion in 2019, projected to surpass $16.0 billion by 2025.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 and 2019

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Variance	% Variance
Net revenue	$32,981,506	$13,087,222	$19,894,284	152%
Cost of goods sold	24,035,257	9,400,591	14,634,666	156%
Gross profit	8,946,249	3,686,631	5,259,618	143%
Operating expenses	11,063,232	3,337,120	7,726,112	232%
Operating (loss) income	(2,116,983)	349,511	(2,466,494)
Other income (expense)	23,465	(120,090)	143,555
Net (loss) income	$(2,093,518)	$229,421	$(2,322,939)

Net revenue for the three months ended March 31, 2020 was approximately $33 million, compared to approximately $13.1 million for the three months ended March 31, 2019 an increase approximately $19.9 million or 152%. The increase in revenues in 2020 was primarily due to 1) 7 new stores opened or acquired at various times in 2019 and 2020 which had revenues of $9 million for the quarter ended March 31, 2020 for which there were no revenues for the quarter ended March 31, 2019, 2) 5 stores opened or acquired in early 2019, that had revenues of $6.8 million for the quarter ended March 31, 2020 compared to revenues of $2.4 million for the quarter ended March 31, 2019, 3) an increase in same store sales of 58% comparing revenues for the quarter ended March 31, 2020 to the quarter ended March 31, 2019 and 4) an increase in e-commerce sales of $1.3 million or 185% comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019. As noted in the chart below, the 14 same stores contributed revenue of $15.2 million for the quarter ended March 31, 2020 compared to revenues of $9.6 million for the quarter ended March 31, 2019, a 58% increase.

The Company currently continues to focus on ten (10) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions and openings, proprietary products and the continued development of our online omni-channel and Amazon sales.

	Sales by Market
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Variance	% Variance
Colorado	$4,125,453	$3,338,273	$787,180	23.6%
California	4,282,312	2,793,171	1,489,141	53.3%
Rhode Island	3,781,591	1,497,982	2,283,609	152.4%
Michigan	5,796,581	1,542,851	4,253,730	275.7%
Nevada	1,193,255	867,647	325,608	37.5%
Washington	364,520	327,297	37,223	11.4%
Oregon	1,655,852	-	1,655,852	-
Oklahoma	6,293,564	1,552,749	4,740,815	305.3%
Maine	2,980,538	54,065	2,926,473	5,412.9%
Florida	559,340	-	559,340	-
E-commerce	1,944,687	681,299	1,263,388	185.4%
Closed/consolidated locations	3,813	431,888	(428,077)	-
Total revenues	$32,981,506	$13,087,222	$19,894,284	152%

Sales in the Colorado market increased approximately $787,000 or 23.6% comparing the quarter ended March 31, 2020 to March 31, 2019. The increase in sales in the Colorado market is due to 1) the Company’s continued focus on increasing commercial sales, and 2) the acquisition of a new store in mid-January 2019. Same store sales in Colorado increased approximately $703,000.

Sales in the California market increased approximately $1.5 million, or 53.3%. Same store sales in the California market increased approximately $879,000 over the same quarter in 2019 and the Palm Springs acquisition in mid-February 2019 had sales of approximately $1 million, a $610,000 increase or 152%.

Sales in the Rhode Island market increased approximately $2.3 million or 152.4% primarily from its increased focus on commercial and multi-state commercial customers.

Sales in the Michigan market increased approximately $4.3 million or 275.7% due to 1) an acquisition in September 2019 that contributed $2.7 million in revenue in the quarter ended March 31, 2020 and 2) the increase in same store sales which increased $1.5 million or 97% primarily due to the increase in commercial accounts.

Sales in the Nevada market increased 37.5% due to 1) the acquisition of our Reno store in February 2019 which had revenues of $650,000 in the quarter ended March 31, 2020 compared to revenues of $386,000 for the quarter ended March 31, 2019 and 2) a 13% increase in same store sales in the Las Vegas store.

Sales in the Washington market increased 11.4% comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019. Washington currently is one of our smaller markets.

Sales in Oregon were approximately $1.7 million and represents a new market from an acquisition in mid-December 2019.

Currently we have 4 stores in the Oklahoma market. Sales in the Oklahoma market increased $4.7 million or 305.3% comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019. Same stores sales increased 8% in Oklahoma City, the first store opened in October 2018. The increase in sales is primarily related to the addition on the three new stores.

Sales in Maine have increased $2.9 million or 5,413% comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019. The increase was primarily due to a new store opened January 31, 2019 and two new stores acquired in May 2019. The new store opened in early 2019 had revenues of $757,500 in the quarter ended March 31, 2020 compared to $54,000 for the quarter ended March 31, 2019. The two new stores acquired in May 2019, contributed $2.2 million in revenues for the quarter ended March 31, 2020.

Florida was a new market resulting from an acquisition in February 2020. Sales in this market were $559,000 for the quarter ended March 31, 2020.

The Company operated the same 14 stores for the entire three months ended March 31, 2020 and 2019: four (4) in Colorado, three (3) in California, three (3) in Michigan, one (1) in Nevada, one (1) in Rhode Island, one (1) in Washington and one (1) in Oklahoma. These same stores generated approximately $15.2 million in sales for the three months ended March 31, 2020, compared to approximately $9.6 million in sales for the three months ended March 31, 2019, an increase of 58%, primarily due to an increase in the number of commercial customers in those markets. Same store sales increased in all of the markets as noted below comparing March 31, 2020 to March 31, 2019.

	14 Same Stores All Markets
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019	Variance	% Variance
Colorado market	$2,719,924	$2,016,826	703,098	35%
Rhode Island	3,781,591	1,497,982	2,283,609	152%
Michigan	3,044,737	1,542,851	1,501,886	97%
Oklahoma	1,460,366	1,348,234	112,132	8%
California market	3,272,547	2,393,163	879,384	37%
Washington market	364,520	327,297	37,223	11%
Nevada market	542,333	481,253	61,080	13%
Net revenue, all markets	$15,186,018	$9,607,606	$5,578,413	58%

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2020 was approximately $24 million compared to approximately $9.4 million for the three months ended March 31, 2019 and increase of approximately $14.6 million or 156%. The increase in cost of goods sold was primarily due to the 152% increase in sales comparing the three months ended March 31, 2020 to the three months ended March 31, 2019. The increase in cost of goods sold is directly attributable to the increase in the number of stores open during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, as discussed in detail above.

Gross profit was approximately $8.9 million for the three months ended March 31, 2020, compared to approximately $3.7 million for the three months ended March 31, 2019, an increase of approximately $5.3 million or 143%. The increase in cost of goods sold is primarily related to the 152% increase in revenues comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019. Gross profit as a percentage of sales was 27.1% for the three months ended March 31, 2020, compared to 28.2% for the three months ended March 31, 2019. The decrease in the gross profit margin percentage is due to a greater percentage of our sale for the quarter ended March 31, 2020 in larger commercial and e-commerce sales with lower margins. Commercial and e-commerce accounted for approximately 32% of overall sales for the quarter ended March 31, 2020, resulting in a margin reduction of approximately 0.8%.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $3.6 million for the three months ended March 31, 2020 and approximately $2 million for the three months ended March 31, 2019, an increase of approximately $1.6 million or 86%. The increase in store operating costs was directly attributable to 1) the addition of six (6) new locations that were added after March 31, 2019, and 2) six (6) locations added at various times in the quarter ended March 31, 2019 that were open for the entire quarter ended March 31, 2020. Effective April 1, 2019 we opened two warehouse distribution facilities. The addition of these 12 new stores, discussed above, and the two new warehouse facilities were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of sales were 11% for the three months ended March 31, 2020, compared to 15% for the three months ended March 31, 2019, a 26% reduction. Store operating costs were positively impacted by the opening of new and acquired stores throughout 2019 and the one acquisition in February 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume. As noted above, same store sales increased 58% comparing the quarter ended March 31, 2020 to the quarter ended March 31, 2019, which also contributed to lowering of the store operating costs as a percentage of revenues for those 14 stores.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $7.4 million for the three months ended March 31, 2020, compared to approximately $1.4 million for the three months ended March 31, 2019. Corporate overhead was 22.5% of revenue for the three months ended March 31, 2020 and 10.5% for the three months ended March 31, 2019. The increase in corporate overhead as a percentage of revenues for the quarter ended March 31, 2020 was primarily due to the increase in non-cash share base compensation from approximately $80,000 for the quarter ended March 31, 2019 to approximately $4.1 million for the quarter ended March 31, 2020. The increase in non-cash share-based compensation was primarily the result of several new executive employment agreements which became effective January 1, 2020 which resulted in the vesting of common stock and common stock options at the start of the quarter, as well as options issued in 2018 and 2019 for options vesting in 2020. The shares based awards associated with the new executive employment agreements resulted in approximately one-third of the award being recognized as an expense in the first quarter of 2020, due to vesting, and the remaining two-thirds on the share-based awards are being recognized over a 24 month period commencing January 2020 and ending December 2021, based on shared based award vesting in future periods. The vesting of these shares and options was significantly higher in the first quarter of 2020 than they will be in the periods subsequent to March 31, 2020. The non-cash share-based compensation for the remainder of 2020 is substantially less per quarter than the amount recorded in the first quarter of 2020, based on current awards outstanding, and is estimated to be approximately $2.4 million for the remainder of 2020. The increase in salaries expense from 2019 to 2020 was due primarily to the increase in corporate staff to support expanding operations, including purchased store manager integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 5.5% for the three months ended March 31, 2020 compared to 5% for the three months ended March 31, 2019. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, was approximately $1.15 million for the three months ended March 31, 2020 and approximately $493,000 for the three months ended March 31, 2019, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 3.5% for the three months ended March 31, 2020, and 3.8% for the three months ended March 31, 2019. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $4.5 million for the three months ended March 31, 2020, compared to approximately $227,000 for the three months ended March 31, 2019.

Net Income (Loss)

Net loss for the three months ended March 31, 2020 was approximately $2.1 million, compared to net income of approximately $229,000 for the three months ended March 31, 2019, a negative change of nearly $2.3 million. The net loss for the quarter ended March 31, 2020 was primarily due to the increase in share-based compensation from approximately $80,000 in 2019 to $4.1 million for the quarter ended March 31, 2020. Net income from store operations which was approximately $5.3 million for the quarter ended March 31, 2020, compared to approximately $1.7 million for the quarter ended March 31, 2019. Store operating costs were offset by increased corporate overhead which was approximately $7.4 million for the quarter ended March 31, 2020, compared to approximately $1.4 million for the quarter ended March 31, 2019, an increase of $6 million of which non-cash share based compensation was approximately $4.1 million. Increases in G&A and salaries in the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 accounted for the remaining increase.

If the new share-based awards effective January 1, 2020 were level vesting over two years and not front loaded vesting then the first quarter of 2020 expense would have been reduced by approximately $2.43 million and the first quarter of 2020 net loss would have been net income of approximately $332,000. Future periods share-based compensation would increase as a result of spreading the $2.35 million over two years, had the awards been level vested.

Operating Activities

Net cash provided by operating activities for three months ended March 31, 2020 was approximately $752,000 compared to net cash used by operating activities of approximately $2.5 million for three months ended March 31, 2019. Cash used in operating activities is driven by our net income (loss) and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustments totaled approximately $4.5 million and approximately $351,000 for the three months ended March 31, 2020 and 2019, respectively, so non-cash adjustments had a far greater positive impact on net cash used in operating activities for the three months ended March 31, 2020 than the same period in 2019. The net cash provided by operating activities of $752,000 for the three months ended March 31, 2020 compared to the net cash used in operating activities for three months ended March 31, 2019, of approximately $2.5 million, was primarily related to the net loss of approximately $2.1 million for the three months ended March 31, 2020, 1) net increases in inventory and prepaids of approximately $6.8 million offset by 2) positive non-cash adjustments of approximately $4.5 million and 3) increases in accounts payable, customer deposits and other current liabilities of approximately $5.27 million.

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $2.5 million. This amount was primarily related to a net income of approximately $229,000, 1) positive non-cash adjustments of approximately $351,000, 2) increase in accounts payable and other current liabilities of approximately $1.8 million offset by 3) increases of inventory of approximately $4.1 million, accounts receivable of approximately $215,000 and prepaids of approximately $619,000.

Net cash used in investing activities was approximately $2.8 million for the three months ended March 31, 2020 and approximately $5.5 million for the three months ended March 31, 2019. Investing activities in 2020 were primarily attributable to a store acquisition ($1.8 million) and vehicles and store equipment purchases ($652,000). Investing activities in for the three months ended March 31, 2019 we primarily related to store acquisitions for which we paid approximately $5.0 million and the purchase of vehicles and store equipment to support new store operations of approximately $430,000.

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $472,000 and was primarily attributable to proceeds from the exercise of warrants of approximately $510,000, offset by debt principal payments of approximately $38,000. Net cash used in financing activities for three months ended March 31, 2019 was $(98,000) and was primarily from proceeds from the exercise of warrants of $2,000, offset by debt principal payments of approximately $100,000.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss)	$(2,093,518)	$229,421
Interest	7,181	6,961
Depreciation and Amortization	359,142	146,624
EBITDA	(1,727,195)	383,006
Non-cash operating lease expense	121,636	27,275
Share based compensation (option compensation, warrant compensation, stock issued for services)	4,115,068	80,278
Inventory adjustments	200,928	-
Amortization of debt discount	-	124,946

Adjusted EBITDA	$2,710,437	$615,509

Adjusted EBITDA per share, basic	$.07	.02
Adjusted EBITDA per share, diluted	$.06	.02

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had working capital of approximately $31.7 million, compared to working capital of approximately $30.6 million as of December 31, 2019, an increase of approximately $1.1 million. The increase in working capital from December 31, 2019 to March 31, 2020 was due primarily to proceeds from the exercise of warrants totaling approximately $510,000 during the three months ended March 31, 2020. At March 31, 2020, we had cash and cash equivalents of approximately $11.4 million. As of the date of this filing, we believe that existing cash and cash equivalents are sufficient to fund existing operations for the next twelve months.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $291,372 has been reserved as of March 31, 2020 and December 31, 2019.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of March 31, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of March 31, 2020 and December 31, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020.

Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective due to a deficiency in our internal control over financial reporting. The deficiency relates to proper accounting and valuation of equity instruments recorded within share-based compensation expense.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The deficiency described above constitutes a material weakness given its potential impact on our financial reporting and internal control over financial reporting.

Management has evaluated remediation plans for the deficiency and has implemented changes to address the material weakness identified.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiency has been fully remediated and, as such, we can give no assurance that the measures we have undertaken have fully remediated the material weakness that we have identified. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2020.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)