Form 10-Q
period 2020-06-30
GrowGeneration Corp.
filed 2020-08-13
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2020

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

930 W 7th Ave, Suite A

Denver, Colorado 80204

(Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2020, there were 47,677,772 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$14,823,541	$12,979,444
Accounts receivable (net of allowance for credit losses of $465,420 and $291,372, respectively)	3,608,966	4,455,209
Inventory, net	30,429,958	22,659,357
Prepaid expenses and other current assets	5,166,060	2,549,559
Total current assets	54,028,525	42,643,569

Property and equipment, net	4,015,982	3,340,616
Operating leases right-of-use assets, net	7,630,644	7,628,591
Deferred income taxes		-
Intangible assets, net	820,507	233,280
Goodwill	21,085,084	17,798,932
Other assets	294,718	377,364
TOTAL ASSETS	$87,875,460	$72,022,352

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,933,154	$6,024,750
Other accrued liabilities	107,568	-
Payroll and payroll tax liabilities	1,343,696	1,072,142
Customer deposits	2,334,861	2,503,785
Sales tax payable	878,174	533,656
Income taxes payable	156,000	-
Current maturities of operating leases liability	1,959,124	1,836,700
Current maturities of long-term debt	91,128	110,231
Total current liabilities	18,803,705	12,081,264

Operating leases liability, net of current maturities	5,843,739	5,807,266
Long-term debt, net of current maturities	213,930	242,079
Total liabilities	24,861,374	18,130,609

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 38,844,819 and 36,876,305 shares issued and outstanding, respectively	38,845	36,876
Additional paid-in capital	69,382,004	60,742,055
Accumulated deficit	(6,406,763)	(6,887,188)
Total stockholders’ equity	63,014,086	53,891,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,875,460	$72,022,352

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$43,451,840	$19,483,383	$76,433,345	$32,570,605
Cost of sales	31,866,503	13,663,173	55,901,760	23,063,764
Gross profit	11,585,337	5,820,210	20,531,585	9,506,841

Operating expenses:
Store operations	3,999,280	2,734,788	7,516,329	4,616,326
General and administrative	1,150,435	549,129	2,424,647	1,124,313
Share based compensation	1,186,905	390,898	5,301,972	522,243
Depreciation and amortization	467,677	150,842	826,820	291,132
Salaries and related expenses	1,971,391	820,842	3,769,151	1,429,106
Total operating expenses	8,775,688	4,646,499	19,838,919	7,983,120

Income from operations	2,809,649	1,173,711	692,666	1,523,721

Other income (expense):
Interest expense	(13,240)	(120,311)	(20,421)	(250,786)
Interest income	200	15,433	25,042	34,283
Other income (loss)	(66,666)	(6,833)	(60,862)	(15,797)
Total non-operating income (expense), net	(79,706)	(111,711)	(56,241)	(232,300)

Net income before taxes	2,729,943	1,062,000	636,425	1,291,421
Provision for income taxes	(156,000)	-	(156,000)	-
Net Income	$2,573,943	$1,062,000	$480,425	$1,291,421

Net income per shares, basic	$.07	$.04	$.01	$.04
Net income per shares, diluted	$.06	$.03	$.01	$.04

Weighted average shares outstanding, basic	38,616,610	30,326,304	38,224,109	29,389,636
Weighted average shares outstanding, diluted	41,016,392	31,426,757	40,241,292	30,455,282

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2019	36,876,305	$36,876	$60,742,055	$(6,887,188)	$53,891,743
Common stock issued upon warrant exercise	191,235	191	509,928		510,119
Common stock issued upon cashless warrant exercise	18,712	19	(19)		-
Common stock issued upon cashless exercise of options	279,823	280	(280)		-
Common stock issued in connection with business combinations	250,000	250	1,102,250		1,102,500
Common stock issued for assets	23,982	24	100,800		100,824
Common stock issued for services	50,000	50	(50)		-
Common stock issued for share based compensation	519,333	519	1,759,913		1,760,432
Share based compensation		-	2,208,646		2,208,646
Net loss				(2,093,518)	(2,093,518)
Balances, March 31, 2020	38,209,300	$38,209	$66,423,243	$(8,980,706)	$57,480,746

Common stock issued upon warrant exercise	80,646	81	282,180		282,261
Common stock issued upon cashless exercise of warrants	77,907	78	(78)		-
Common stock issued upon cashless exercise of options	29,792	30	(30)		-
Common stock issued in connection with business combinations	107,500	107	705,093		705,200
Common stock issued for assets	10,000	10	67,490		67,500
Common stock issued for accrued compensation	324,674	325	717,206		717,531
Common stock issued for share-based compensation	5,000	5	24,845		24,850
Share-based compensation			1,162,055		1,162,055
Net income				2,573,943	2,573,943
Balances, June 30 2020	38,844,819	$38,845	$69,382,004	$(6,406,763)	$63,014,086

Balances, December 31, 2018	27,948,609	$27,949	$38,796,562	$(8,765,992)	$30,058,519
Common stock issued upon warrant exercise	172,500	172	1,552		1,724
Common stock issued upon cashless exercise of options	228,890	229	(229)		-
Common stock issued in connection with business combinations	344,553	345	998,406		998,751
Common stock issued for prepaid services	50,000	50	95,950		96,000
Common stock issued for accrued share-based compensation	100,000	100	210,100		210,200
Share based compensation			(8,951)		(8,951)
Net income				229,421	229,421
Balances, March 31, 2019	28,844,552	$28,845	$40,093,390	$(8,536,571)	$31,585,664

Sales of common stock, net of fees	4,123,254	4,123	12,661,866		12,665,989
Common stock issued upon warrant exercise	1,250,000	1,250	436,250		437,500
Common stock issued upon cashless exercise of options	241,154	241	(241)		-
Common stock issued in connection with business combinations	250,000	250	810,630		810,880
Common stock issued for convertible debt	83,451	83	189,485		189,568
Common stock issued for share-based compensation	42,500	42	35,758		35,800
Share-based compensation			103,275		103,275
Net income				1,062,000	1,062,000
Balances, June 30, 2019	34,834,911	$34,834	$54,330,413	$(7,474,571)	$46,890,676

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$480,425	$1,291,421
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826,820	291,132
Amortization of debt discount	-	242,096
Stock-based compensation expense	5,301,972	522,243
Bad debt	194,680	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	651,563	(557,836)
Inventory	(6,153,633)	(3,076,386)
Prepaid expenses and other assets	(2,550,244)	(1,080,372)
Increase (decrease) in:
Accounts payable and accrued liabilities	6,608,503	1,042,991
Operating leases	156,844	82,556
Payroll and payroll tax liabilities	271,554	227,893
Income taxes payable	156,000	-
Customer deposits	(168,924)	(79,723)
Sales tax payable	344,518	233,834
Net cash provided by (used in) operating activities	6,120,078	(860,151)
Cash flows from investing activities:
Assets acquired in business combinations	(3,031,696)	(7,631,775)
Purchase of furniture and equipment	(1,280,666)	(1,052,892)
Purchase of intangibles	(708,747)	(112,050)
Net cash used in investing activities	(5,021,109)	(8,796,717)
Cash flows from financing activities:
Principal payments on long term debt	(47,252)	(228,855)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	792,380	13,105,214
Net cash provided by (used in) financing activities	745,128	12,876,359
Net increase in cash	1,844,097	3,219,491
Cash at the beginning of period	12,979,444	14,639,981
Cash at the end of period	$14,823,541	$17,859,472

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$20,421	$8,690
Common stock issued for accrued payroll	$717,531	$210,200
Common stock issued for prepaid services	$-	$96,000
Common stock issued for business combination	$1,807,700	$1,809,631
Debt converted to equity	$-	$189,217
Assets acquired by issuance of common stock	$168,324	$1,809,631
Right to use assets acquired under new operating leases	$1,094,595	$6,210,395

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

1.	NATURE OF OPERATIONS

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of twenty eight (28) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, five (5) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida, one (1) distribution center in California and an online e-commerce store, GrowGeneration.com. In addition, we operate a warehouse out of Sacramento, CA. Our plan is to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) filed on March 27, 2020, and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2020.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

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

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. In 2019 and as of June 20, 2020, a valuation allowance was provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization could not be determined to be more likely than not.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until their respective statute of limitation. Currently, the 2019, 2018 and 2017 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of June 30, 2020.

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at period-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At June 30, 2020 and December 31, 2019, the Company established an allowance for doubtful accounts of $465,420 and $291,372, respectively.

Inventory

Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

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

June 30, 2020

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this new guidance, effective January 1, 2020, did not have a material impact on our Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

Recently Issued Accounting Pronouncements – Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company is required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early adoption allowed. We are currently evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

4.	REVENUE RECOGNITION

Disaggregation of Revenues

The following table disaggregates revenue by source:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Sales at company owned stores	$40,875,647	$18,447,050

E-commerce sales	2,576,193	1,036,333
Total Revenues	$43,451,840	$19,483,383

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Sales at company owned stores	$71,912,313	$30,852,773

E-commerce sales	4,521,032	1,717,632
Total Revenues	$76,433,345	$32,570,405

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

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, 1/1/2020	$4,455,209	$2,503,785
Closing balance, 6/30/2020	3,608,966	2,334,861
Increase (decrease)	$(846,243)	(168,924)

Opening balance, 1/1/2019	$862,397	$516,038
Closing balance, 6/30/2019	1,420,233	436,315
Increase (decrease)	$557,836	(79,723)

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

5.	PROPERTY AND EQUIPMENT

	June 30, 2020	December 31, 2019
Vehicles	$969,115	$702,447
Leasehold improvements	1,301,410	884,685
Furniture, fixtures and equipment	3,972,018	3,305,323
	6,242,543	4,892,455
(Accumulated depreciation)	(2,226,561)	(1,551,839)
Property and Equipment, net	$4,015,982	$3,340,616

Depreciation expense for the three months ended June 30, 2020 and 2019 was $373,975 and $150,842, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 was $705,299 and $291,132, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in goodwill are as follows:

	June 30, 2020	December 31, 2019
Balance, beginning of period	$17,798,932	$8,752,909
Goodwill additions	3,286,152	9,046,023
Impairments	-	-
Balance, end of period	$21,085,084	$17,798,932

Intangible assets on the Company’s consolidated balance sheets consist of the following:

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangibles	$100,000	$-	$100,000	$-
Capitalized software	843,802	123,295	135,030	1,750
	$943,802	$123,295	$235,030	$1,750

Amortization expense for the three months ended June 30, 2020 and 2019 was $93,702 and $0, respectively.

Amortization expense for the six months ended June 30, 2020 and 2019 was $121,520 and $0, respectively.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

7.	LONG-TERM DEBT

	June 30,	December 31,
	2020	2019
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	$4,098	$7,109

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	-	24,997

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	300,960	320,204
	$305,058	$352,310
Less Current Maturities	(91,128)	(110,231)
Total Long-Term Debt	$213,930	$242,079

Interest expense for the three months ended June30, 2020 and 2019 was $13,240 and $3,161, respectively.

Interest expense for the six months ended June 30, 2020 and 2019 was $20,421 and $8,690, respectively.

8.	LEASES

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

8.	LEASES, continued

Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in “cost of sales.” Facilities and assets which serve management and support functions are expensed through general and administrative expenses.

	June 30, 2020	December 31, 2019
Right to use assets, operating lease assets	$7,630,644	$7,628,591

Current lease liability	$1,959,124	$1,836,700
Non-current lease liability	5,843,739	5,807,266
	$7,802,863	$7,643,966

	June 30, 2020	June 30, 2019
Weighted average remaining lease term	3.44 years	3.75 years
Weighted average discount rate	7.6%	7.6%

	June 30, 2020	June 30, 2019
Operating lease costs	$1,713,505	$1,136,339
Short-term lease costs	31,932	19,114
Total operating lease costs	$1,745,437	$1,155,453

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020:

2020 (remainder of the year)	$1,360,110
2021	2,721,296
2022	2,276,428
2023	1,737,060
2024	945,391
Thereafter	2,191,974
Total lease payments	11,232,259
Less: Imputed interest	(3,429,396)
Lease Liability at June 30, 2020	$7,802,863

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

9.	CONVERTIBLE DEBT

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

The convertible debt had a maturity date of January 12, 2021 and the principal balance and any accrued interest is convertible by the holder at any time into common stock of the Company at conversion price of $3.00 a share. Principal due and interest accrued on the notes will automatically convert into shares of common stock, at the conversion price, if at any time during the term of the notes, commencing twelve (12) months from the date of issuance, the common stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share. As of August 21, 2019, all remaining convertible debt and accrued interest had been converted to equity and no convertible debt remains outstanding.

During the six months ended June 30, 2019, convertible debt and accrued interest of $250,356, net of unamortized debt discount of $60,783 was converted into 83,451 shares of common stock, at the conversion rate of $3.00 per share.

During the six months ended June 30, 2019, 172,500 warrants issued in connection with the convertible debt were exercised, resulting in the issuance of 172,500 shares of common stock.

During the six months ended June 30, 2020, 18,712 shares were issued upon cashless exercise of convertible debt warrants.

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

During the three months ended June 30, 2020 the Company issued 10,000 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $39,200. During the three months ended June 30, 2019 the Company issued 17,500 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $35,800.

During the six months ended June 30, 2020 the Company issued 528,333 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $2,169,832. During the six months ended June 30, 2019 the Company issued 17,500 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $35,800.

During the three months and six months ended June 30, 2020, the Company recorded $125,000 of share-based compensation to executives that is included in payroll and payroll tax liabilities. During the three months and six months ended June 30, 2019, the Company recorded $69,500 and $245,000, respectively, of share-based compensation to executives that is included in payroll and payroll tax liabilities.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

The following table presents share-based payment expense and new shares issued for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019
Total non-cash share-based compensation	$1,186,905	$390,898

The following table presents share-based payment expense and new shares issued for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Total non-cash share-based compensation	$5,301,972	$522,243

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

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

No options, stock purchase rights or awards may be made under the 2018 Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by the Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan. Options granted under the 2018 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 2018 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a 10% stockholder). No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.

As of June 30, 2020, there was approximately $4.1 million of unrecognized compensation costs related to non-vested share-based compensation granted under that share option plans, which is expected to be recognized over the next two years.

Awards issued under the 2014 Plan as of June 30, 2020 are summarized below:

2020
Total shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, June 30, 2020	(198,000)
Total options exercised under 2014 Plan	(1,915,833)
Total shares issued pursuant to the 2014 Plan	(375,000)
Awards available for issuance under the 2014 Plan, June 30, 2020	11,167

Awards issued under the 2018 Plan as of June 30, 2020 are summarized below:

2020
Total shares available for issuance pursuant to the 2018 Plan, after amendment	5,000,000
Options outstanding, June 30, 2020	(1,837,500)
Total options exercised under 2018 Plan	(49,833)
Total shares issued pursuant to the 2018 Plan	(693,333)
Awards available for issuance under the 2018 Plan, June 30, 2020	2,419,334

The table below summarizes all the options granted by the Company under all plans during the six months ended June 30, 2020:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2019	1,916,333	$2.78	3.81 years	$1.71
Granted	837,500	3.51		$2.22
Exercised	(451,663)	$1.80		$.83
Forfeited or expired	-
Outstanding at June 30, 2020	2,302,170	$3.16	3.16 years	$1.99
Options vested at June 30, 2020	1,373,174	$2.89	2.83 years	$1.76

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

June 30, 2020
Options outstanding pursuant to 2014 Plan	198,000
Options outstanding pursuant to 2018 Plan	1,837,500
Options issued outside of 2014 and 2018 Plans	266,670
2,302,170

11.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants as of June 30, 2020 is as follows:

	Warrants	Weighted - Average Exercise Price

Outstanding at December 31, 2019	3,849,935	$3.14
Issued	-
Exercised	(448,856)	$3.16
Forfeited	(250,000)	5.75
Outstanding at June 30, 2020	3,151,079	$2.94

12.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months and six months ended June 30, 2020 and 2019.

	Three months ended
	June 30, 2020	June 30, 2019
Net income	$2,573,943	$1,062,000
Weighted average shares outstanding, basic	38,616,610	30,326,304
Effect of dilutive outstanding warrants and stock options	2,399,782	1,097,453
Adjusted weighted average shares outstanding, dilutive	41,016,392	31,426,757
Basic income per shares	$.07	$.04
Dilutive income per share	$.06	$.03

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

12.	EARNINGS PER SHARE, continued

	Six months ended
	June 30, 2020	June 30, 2019
Net income	$480,425	$1,291,421
Weighted average shares outstanding, basic	38,224,109	29,389,636
Effect of dilutive outstanding warrants and stock options	2,017,183	1,065,646
Adjusted weighted average shares outstanding, dilutive	40,241,292	30,455,282
Basic income per shares	$.01	$.04
Dilutive income per share	$.01	$.04

13.	ACQUISITIONS

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

On February 26, 2020 we acquired certain assets of Health & Harvest LLC in a transaction valued at approximately $2.85 million. Acquired goodwill of approximately $1.75 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital. Transaction costs incurred in connection with this acquisition were not significant.

On June 16, 2020 we acquired certain assets of H2O Hydroponics, LLC in a transaction valued at approximately $1.99 million. Acquired goodwill of approximately $1.4 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital. Transaction costs incurred in connection with this acquisition were not significant.

The table below represents the allocation of the purchase price to the acquired net assets.

	H2O Hydroponics LLC	Health & Harvest LLC	Total
Inventory	$497,600	$1,051,900	$1,549,500
Prepaids and other current assets	4,600	-	4,600
Furniture and equipment	50,000	50,000	100,000
Right to use asset	902,000	192,600	1,094,600
Lease liability	(902,000)	(192,600)	(1,094,600)
Goodwill	1,434,700	1,750,600	3,185,300
Total	1,986,900	$2,852,500	$4,839,400

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

13.	ACQUISITIONS, continued

The table below represents the consideration paid for the net assets acquired in business combinations.

	H2O Hydroponics LLC	Health & Harvest LLC	Total
Cash	$1,281,700	$1,750,000	$3,031,700
Common stock	705,200	1,102,500	1,807,700
Total	$1,986,900	$2,852,500	$4,839,400

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended June 30, 2020.

	H2O Hydroponics LLC	Health & Harvest LLC	Total
Acquisition date	6/26/2020	2/26/2020
Revenue	$227,100	$2,299,600	$2,526,700
Earnings	$27,800	$461,500	$489,300

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months and six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$2,275,700	$4,551,478
Earnings	$87,200	$174,476

The table below represents the allocation of the preliminary purchase price to the acquired net assets during the six months ended June 30, 2019.

	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$1,038,600	$1,441,000	$238,000	$465,500	$3,183,100
Prepaids and other current assets	14,100	22,000	-		36,100
Furniture and equipment	100,000	100,000	25,000	25,000	250,000
Right to use asset	809,600	701,900	-	329,300	1,840,800
Lease liability	(809,600)	(701,900)	-	(329,300)	(1,840,800)
Goodwill	2,305,900	2,596,100	516,300	554,000	5,972,300
Total	$3,458,600	$4,159,100	$779,300	$1,044,500	$9,441,500

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

13.	ACQUISITIONS, continued

The table below represents the consideration paid for the net assets acquired in business combinations for the period ended June 30, 2019.

	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$2,647,700	$3,659,100	$525,000	$800,000	$7,631,800
Common stock	810,900	500,000	254,300	244,500	1,809,700
Total	$3,458,600	$4,159,100	$779,300	$1,044,500	$9,441,500

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended June 30, 2019.

	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	5/14/2019	1/21/2019	2/11/2019	2/7/2019
Revenue	$1,056,200	$3,450,600	$880,400	$1,326,400	$6,713,600
Earnings	$234,700	$613,000	$151,100	$271,600	$1,270,400

The following represents the proforma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$4,937,000	$9,873,500
Earnings	$537,000	$1,073,800

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2020 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On July 2, 2020 the Company consummated an underwritten public offering (the “Offering”) of 8,625,000 shares of its common stock (the “Shares”), which included the exercise in full of the underwriters’ option to purchase an additional 1,125,000 shares of common stock to cover over-allotments, pursuant to a Registration Statement on Form S-1 (File No. 333-239058) (the “Registration Statement”) which was declared effective by the U.S. Securities and Exchange Commission on June 29, 2020 and another Registration Statement on Form S-1 (File No. 333-239545) filed on June 29, 2020 related to the Registration Statement to upsize the Offering pursuant to Rule 462(b) under the Securities Act of 1933, as amended. The Shares were sold at a public offering price of $5.60 per share, generating gross proceeds of $48.3 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses was approximately $44.6 million.

On August 10, 2020 the Company purchased the assets of Emerald City Garden located in Concord, CA. for $1 million. Following this acquisition, the Company opened a new store in the state of California.

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

OVERVIEW

GrowGeneration believes it is the largest chain of hydroponic garden centers in North America by revenue and number of stores. We also believe we are a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently the Company owns and operates a chain of twenty eight (28) retail hydroponic/gardening stores, with five (5) located in the state of Colorado, five (5) in the state of California, four (4) in the state of Michigan, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, four (4) in the State of Oklahoma, one (1) in the state of Rhode Island, three (3) in Maine, (1) in Florida, one (1) distribution center in California and an online e-commerce store, growgeneration.com. In addition, we operate a warehouse out of Sacramento, CA.

Market

Our stores sell thousands of products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that serve multi-purposes and are designed and intended for growing a wide range of plants. Hydroponics is a specialized method of growing plants using mineral nutrient solutions in a water solvent, as opposed to soil. This method is typically used inside greenhouses to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit from these techniques by producing crops faster and with higher crop yields per acre as compared to traditional soil-based growers. Indoor growing techniques and hydroponic products are being utilized in new and emerging industries or segments, including the growing of cannabis and hemp. In addition, vertical farms producing organic fruits and vegetables are also beginning to utilize hydroponics due to a rising shortage of farmland as well as environmental vulnerabilities including drought, other severe weather conditions and insect pests.

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

Our target market segments include the commercial growers in the plant-based medicine market, the home grower and businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with numerous single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization of plant-based medicines, primarily cannabis and hemp, and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment industry were well over $8 billion in 2019, projected to surpass $16 billion by 2025.

Our retail operations are driven by our high-quality products, value-add knowledgeable staff and fast distribution capabilities. We employ horticulturists that we have branded as “Grow Pros”. Our operations span over 300,000 square feet of retail and warehouse space. During COVID-19, we have been deemed an “essential” supplier to the agricultural industry and, as such, we remained open and continued our operations. In the second quarter of 2020, our revenue was $43.5 million, which increased 123% from the same period of the prior year. For the six months ended June 30, 2020, our revenue was $76 million, which increased 135% compared to the same period 2019. There was a 49% increase in our same store sales comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. The Company performed well in all markets, most notably sales in the Oklahoma market up 348%, Michigan market was up 322%, Maine market up 146%, all attributable to gaining more commercial and walk in business in these growth markets. Income from store operations was $7.6 million for the second quarter of 2020, compared to $3.1 million for the second quarter 2019, an increase of 146%. Net income from store operations was approximately $13 million for the six months ended June 30, 2020, compared to approximately $4.9 million for the six months ended June 30, 2019.

Adjusted EBITDA was $4.6 million for the second quarter of 2020 compared to $1.7 million the same period of 2019, an increase of 166%. There was a 50% increase in walk-in transaction, averaging 10,000 per week from the end of the first quarter 2020 to the end of the second quarter 2020.

We operate our business through the following sales channels:

●	Retail: 28 retail and commercial hydroponic/gardening centers focused on serving growers and cultivators.

●	Commercial: Sales to commercial customers, including expert growers and cultivators, and provide them with advice from sales representatives with the requisite expertise (whom we brand as “GrowPros”) to serve their specific needs.

●	E-Commerce: Our existing e-commerce operation, growgeneration.com (previously HeavyGarden.com and GrowGen.pro), is currently being developed and rebranded into an omni-channel sales approach to enable e-commerce at all of our locations, which we intend to launch in September 2020.

●	Distribution: The majority of our stores are also functioning as warehouse, distribution and fulfillment centers for directing products to our store locations and to the retail, wholesale and mass hydroponic markets.

Growth Strategy - Store Acquisitions and New Store Openings

Our growth strategy is to expand the number of our retail and commercial operations throughout the United States. The hydroponic retail landscape is fragmented, which we believe has allowed us to acquire the “best of breed” locations in the United States. In addition, we have a two-year roadmap to open a number of new locations in markets that we believe are underserved throughout the country. In addition to the 10 states where we are currently operating, we have identified Arizona, Illinois, Pennsylvania, New York, New Jersey and Missouri as new markets where we plan to open a new operation. In the first quarter of 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and acquired Healthy Harvest located outside of Miami, FL. On June 16, 2020, we acquired the assets of H2O Hydroponics LLC, a hydroponic garden center in Lansing, MI. In connection with this acquisition, we have consolidated and relocated our current West Lansing location into a newly built 14,000 square foot hydroponic garden center. On August 10, 2020, we purchased the assets of Emerald City Garden located in Concord, CA for $1 million, following which acquisition we opened a new store in the state of California. We have set a target to be at 50 stores and operate in 15 states by the end of 2021.

Commercial Sales Division

In 2019, we created a commercial division with a dedicated sales and support team to sell and service large commercial customers, who are primarily licensed growers of medicinal and non-medicinal cannabis. As of the second quarter of 2020, our commercial division services over 700 commercial accounts, who collectively contributed $9.2 million in revenue or approximately 21% of our sales. For the six-month period ended June 30,2020, the commercial division generated $17.7 million compared to $6.3 million for the same period in 2019, a 181% increase. We have identified over 14,000 licensed hemp and cannabis growers in the United States and believe there is significant room for us to expand our base of commercial customers.

E-Commerce Strategy

Our online sales for the second quarter of 2020 was approximately $2.6 million compared to $1.0 million for the same period in 2019, an increase of 149%. For the six months ended June 30, 2020, our online sales were approximately $4.5 million compared to $1.7 million for the same period in 2019, an increase of 163%. New visitors to our website are now approaching 100,000 per month. We are currently developing and rebranding our existing e-commerce operation, HeavyGarden.com and GrowGen.Pro, as growgeneration.com, which will be an omni-channel sales approach to enable e-commerce at all of our locations, providing our customers convenient ways to shop when and how they feel comfortable. We intend to launch this strategy in September 2020. This omni-channel approach will provide 24/7 availability of products and allow our customers to “Buy Online and Pick Up In Store.” Customers will be able to shop online in all product departments and access descriptions, reviews and pictures of our products. Our customers can order online and they can choose to either have their products delivered directly to their growing facility (usually within 48 hours) or they can pick up the products at one of our stores (usually within 24 hours). We believe that this omni-channel initiative will result in a more seamless, convenient shopping experience for our customers and will drive financial results.

Distribution Channel

We have built a supply chain that currently spans through 28 locations across 10 states. We are in the process of building several 20,000 square foot store operations that will serve as fulfillment service centers, in addition to serving the local retail and commercial customers. These stores and fulfillment centers will ship directly to a farm or home as well as to any commercial hydroponic store (including ours and others) in the United States. We have a fleet of trucks that allow us to deliver within the proximity of any of these locations.

Products and Private Label Strategy

We sell a variety of products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products. Our supply chain includes several thousand stock keeping units (“SKUs”) across 12 product departments. Many of our products are consumables leading to repeat orders by our customers. Consumable products are mainly nutrients and additives that feed the plants on a recurring basis. Our strategy is to supply products to two groups of customers: commercial growers and smaller growers that require a local center to fulfill their daily and weekly growing needs.

We are also actively developing a line of private label products that we intend to sell through our garden centers under brands we own or control. Our strategy is to deliver high-quality products at a lower cost, and higher margin to us. To further our private label strategy, we acquired various trademarks in March 2019 to aid in branding our ‘in house’ products to our customers.  We introduced our first private labeled products under the Sunleaves brand in first quarter of 2020. Sales in the second quarter of 2020 for the line of Sunleaves products is now approaching $100,000 per month. This initial offering encompassed a broad variety of products ranging from trellis netting to plastic pots and organic nutrients. We intend to introduce additional private label products during 2020 and 2021. We believe that expanding our private label offerings will have a positive impact on our margins and profitability in the near term. We use various trademarks, trade names and service marks in our business, including Blueprint Controllers, Carbide, DuraBreeze, Elemental Solutions, GrowGeneration, GrowXcess, GuardenWare, Harvester’s Edge, HeavyGardens, Ion, MixSure+, OptiLUME, Power Matrix, Smart Support, Sunleaves, Sunspot, The Fountain for Automation, VitaPlant, and Where The Pros Go To Grow. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this filing are the property of their respective owners.

As we continue to monitor the COVID-19 situation, we are considered an “essential” supplier to the agricultural industry, suppling the nutrients and nourishment required to feed their plants. The Company has been opened during this difficult time. We have plans and procedures in place to ensure our customers and employees stay safe during this time of uncertainty. As a result of COVID-19 we reduced some hours of operations at the store level and some stores were closed on the weekends, starting in the later part of the first quarter of 2020. There have been some minor delays in vendor shipments as their warehouses and supply chain were affected by staffing shortages. The Company successfully implemented a will call and curb side pick-up process that is working well. All of us at GrowGeneration remain committed to the safety and well-being of our customers and employees. To do our part, GrowGeneration has committed to donate up to $500,000 of free product to local communities that have been severely affected.

As the largest chain of stand-alone hydroponic garden centers by revenue and number of stores in the United States based on management’s estimates, we believe that we have the following core competitive advantages over our competitors:

●	We offer a one-stop shopping experience to all types of growers by providing “selection, service, and solutions”;

●	We provide end-to-end solutions for our commercial customers from capex built-out to consumables to nourish their plants;

●	We have a knowledge-based sales team, all with horticultural experience;

●	We offer the options to transact online, in store, or buy online and pick up;

●	We consider ourselves to be a leader of the products we offer, from launching new technologies to the development of our private label products;

●	We have a professional team for mergers and acquisitions to acquire and open new locations and successfully add them to our company portfolio; and

●	We offer a program of issuing credit to licensed commercial customers based on a credit evaluation process.

The Company has recently announced its partnership with Whole Cities Foundation. Founded by Whole Foods Market in 2014, the independent, nonprofit organization is based in Austin, Texas, and has partnered with more than 190 community organizations in 100 cities across the U.S. to build thriving local food systems and improve health. The first project, with Whole Cities, through its Fresh, Healthy Food Access Grant program, has been with Newark Science & Sustainability and Greater Newark Conservancy over the past 4 years.  Both organizations had identified hydroponic growing as a goal for their community plans.  Each group will benefit from an equipment grant. These first two opportunities are part of a pilot that we expect will yield learnings over the course of the next year. GrowGeneration will provide equipment and expertise and partner with Whole Cities to evaluate community impact.

As we have built a national chain of hydroponic garden centers, it has always been our mission to give back to the local communities. In our day to day operations, we see the results growing hydroponically. We could not be prouder to partner with Whole Cities to donate hydroponic equipment and supplies to their local communities to help them with their gardens and increase the quality of their food production. Our staff of over 250 dedicated team members, the majority have tremendous knowledge on how to grow hydroponically, are energized to lend a hand and their personal time to support Whole Cities. It is rewarding to watch a community, come together, parents and children, and produce the largest tomatoes and produce in their community!

How We Evaluate Our Operations

Sales

We earn our sales primarily from the sale of hydroponic garden products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products. Revenue on product sales is recognized upon delivery or shipment. Customer deposits and lay away sales are not reported as revenue until final payment is received and the merchandise has been delivery.

Our sales depend on the type of products we sell and the mix between consumables and non-consumables. Due to their nature, purchases of consumables results in repeat orders as customers seek to replenish their supplies. In 2019, approximately 60% of our sales were consumables. Generally, in markets where legalization of plant-based medicines is recent and licensors are ramping up their grow operations, there are more purchases of non-consumables for build-outs compared to purchases of consumables. In more mature markets, there are generally more purchases of consumables than non-consumables. Our sales are also impacted by our customer mix of commercial and non-commercial customers, as larger commercial customers may receive volume discounts. More than a majority of our sales is derived from our commercial customers.

Gross Profit

We calculate gross profit as sales less cost of goods sold. Cost of goods sold consists of cost of product sold and freight. Gross profit excludes depreciation and amortization, which is presented separately in our consolidated statements of operations.

Gross Profit Margin

Our overall gross profit margin varies with our product mix, in particular the percentage of sales of consumable products versus non-consumables, such as in connection with build-outs, during a particular quarter. In addition, our customer mix impacts gross profit margin due to larger commercial customers receiving discounts.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Corporate overhead is comprised of share-based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses. General and administrative expenses (“G&A”) consist mainly of advertising and promotions, travel & entertainment, professional fees and insurance. G&A as a percentage of sales does not increase commensurate with an increase in sales. Our largest expenses are payroll and rent and these are largely fixed and not variable. Our advertising and marketing expenses are controllable and variable depending on the particular market.

Same-Store Sales

We assess the organic growth of our sales on a same-store basis. We believe that our assessment on a same-store basis represents an important indicator of comparative financial results and provides relevant information to assess our performance. New and acquired stores become eligible for inclusion in the comparable store base if the store has been under our ownership for the entire period in the same-store base periods for which we are including the store. For example, our same store sales for the three months ended June 30, 2020 and 2019 includes stores that operated for the entire quarter in both 2020 and 2019. We do not include any stores that were closed or consolidated during a particular period.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, further adjusted for other items such as non-cash equity compensation charges. See “Use of Non-GAAP Financial Measure” for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2020 and 2019

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ Variance	% Variance
Net revenue	$43,451,840	$19,483,383	$23,968,457	123%
Cost of goods sold	31,866,503	13,663,173	18,203,330	133%
Gross profit	11,585,337	5,820,210	5,765,127	99%
Store operating costs	3,999,280	2,734,788	1,264,492	46%
Income from store operation	7,586,057	3,085,422	4,500,635	146%
Corporate operating expenses	4,776,408	1,911,711	2,864,697	150%
Operating income	2,809,649	1,173,711	1,635,938	139%
Other income (expense)	(79,707)	(111,711)	32,004
Net income, before taxes	$2,729,943	$1,062,000	$1,667,942	157%
Provision for income taxes	(156,000)	-	(156,000)
Net income	2,573,943	1,062,000	1,511,943	142%

Net revenue for the three months ended June 30, 2020 was approximately $43.5 million, compared to approximately $19.5 million for the three months ended June 30, 2019 an increase of approximately $24 million or 123%. The increase in revenues in 2020 was primarily due to 1) 6 new stores opened or acquired at various times after June 30, 2019 that had revenues of $13.5 million for the quarter ended June 30, 2020 for which there were no revenues for the quarter ended June 30, 2019, 2) 2 stores opened or acquired in May 2019, that had revenues of $2.25 million for the quarter ended June 30, 2020, compared to revenues of $1 million for the quarter ended June 30, 2019, 3) an increase in same store sales of 49% comparing revenues for the quarter ended June 30, 2020 to the quarter ended June 30, 2019, and 4) an increase in e-commerce revenues of $1.5 million or 149% comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. As noted in the chart below, the 19 same stores contributed revenue of $25.1 million for the quarter ended June 30, 2020, compared to revenues of $16.9 million for the quarter ended June 30, 2019, a 49% increase.

The Company operated the same 19 stores for the entire three months ended June 30, 2020 and 2019: five (5) in Colorado, four (4) in California, three (3) in Michigan, two (2) in Nevada, one (1) in Rhode Island, one (1) in Washington, one (1) in Maine and one (2) in Oklahoma. As the chart shows below, these same stores generated approximately $25.1 million in revenues for the three months ended June 30, 2020, compared to approximately $16.9 million in revenues for the three months ended June 30, 2019, an increase of 49%, primarily due to an increase in the number of commercial customers in those markets. Same store sales increased in all of the markets as noted below comparing June 30, 2020 to June 30, 2019 except for Washington and Nevada. Las Vegas, Nevada has been impacted by COVID-19 and revenue increases in our Reno store were offset by revenue decreases in our Las Vegas store.

	19 Same Stores All Markets
	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019	Variance	% Variance
Colorado market	$4,632,417	$3,915,664	716,753	18%
Rhode Island	3,281,117	2,056,590	1,224,527	60%
Michigan	3,413,882	1,610,802	1,803,080	112%
Oklahoma	5,151,142	2,506,769	2,644,373	105%
California market	5,942,121	4,978,009	964,112	19%
Washington market	300,533	350,244	(49,711)	-14%
Maine market	1,457,676	506,333	951,343	188%
Nevada market	952,390	952,344	46	-
Net revenue, all markets	$25,131,278	$16,876,755	$8,254,523	49%

The Company currently continues to focus on ten (10) markets and e-commerce noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions and openings, proprietary products and the continued development of our online omni-channel and Amazon sales.

	Sales by Market
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Variance	% Variance
Colorado	$4,632,417	$3,915,664	$716,753	18%
California	5,942,121	4,978,009	964,112	19%
Rhode Island	3,281,117	2,056,590	1,224,527	60%
Michigan	6,790,444	1,610,802	5,179,642	322%
Nevada	952,390	952,344	46	0%
Washington	300,533	350,244	(49,711)	-14%
Oregon	1,587,307	-	1,587,307	-
Oklahoma	11,239,366	2,506,769	8,732,597	348%
Maine	3,709,126	1,509,285	2,199,841	146%
Florida	2,443,082	-	2,443,082	-
E-commerce	2,576,293	1,036,334	1,539,959	149%
Closed/consolidated locations	(2,356)	567,342	(569,698)
Total revenues	$43,451,840	$19,483,383	$23,968,457	123%

Revenues in the Colorado market increased approximately $717,000 or 18% comparing the quarter ended June 30, 2020 to June 30, 2019. The increase in sales in the Colorado market is due to 1) the Company’s continued focus on increasing commercial sales, and 2) the acquisition of a new store in mid-January 2019.

Revenues in the California market increased approximately $1 million, or 19%. Same store revenues in the California market increased approximately $1 million over the same quarter in 2019 and the Palm Springs acquisition in mid-February 2019 had revenues of approximately $1.4 million, a $464,000 increase or 50%.

Revenues in the Rhode Island market increased approximately $1.2 million or 60% primarily from its increased focus on commercial and multi-state commercial customers.

Revenues in the Michigan market increased approximately $5.2 million or 322% due to 1) the acquisition of Grand Rapids in September 2019 that contributed $3.1 million in revenue in the quarter ended June 30, 2020, 2) the acquisition of the Lansing store in mid-June 2020, that contributed revenues of $227,000 for the quarter ended June 30, 2020, and 3) the increase in same store revenues which increased $1.8 million or 112% primarily due to the increase in commercial accounts.

Revenues in the Nevada market were flat. Las Vegas, Nevada has been impacted by COVID-19 and revenue increases in our Reno store were offset by revenue decreases in our Las Vegas store.

Revenues in the Washington market decrease 14% comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. Washington currently is our smallest market.

Revenues in Oregon were approximately $1.6 million and represents a new market from an acquisition in mid-December 2019.

Currently we have 4 stores in the Oklahoma market. Revenues in the Oklahoma market increased $8.7 million or 348% comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. Same stores revenues increased 105% comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. The increase in revenues is primarily related to the addition of two new stores in November 2019 and one new store in March 2020.

Revenues in Maine have increased $2.2 million or 146% comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. The increase was primarily due to a new store opened January 31, 2019 and two new stores acquired in May 2019. The new store opened in early 2019 had revenues of $1.5 million in the quarter ended June 30, 2020, compared to $506,000 for the quarter ended June 30, 2019. The two new stores acquired in May 2019, contributed $2.3 million in revenues for the quarter ended June 30, 2020, compared to revenues of $1 million for the quarter ended June 30, 2019.

Florida was a new market resulting from an acquisition in February 2020. Revenues in this market were $2.4 million for the quarter ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020 was approximately $31.9 million compared to approximately $13.7 million for the three months ended June 30, 2019 and increase of approximately $18.2 million or 133%. The increase in cost of goods sold was primarily due to the 123% increase in sales comparing the three months ended June 30, 2020 to the three months ended June 30, 2019. The increase in cost of goods sold is directly attributable to the increase in the number of stores open during the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, as discussed in detail above. The increase in cost of goods sold as a percentage of revenues is due to increased commercial and e-commerce revenues as a percentage to total revenues. Both commercial sales and e-commerce sales have lower margins than retail sales.

Gross profit was approximately $11.6 million for the three months ended June 30, 2020, compared to approximately $5.8 million for the three months ended June 30, 2019, an increase of approximately $5.8 million or 99%. The increase in cost of goods sold is primarily related to the 123% increase in revenues comparing the quarter ended June 30, 2020 to the quarter ended June 30, 2019. Gross profit as a percentage of revenues was 26.7% for the three months ended June 30, 2020, compared to 29.9% for the three months ended June 30, 2019. The decrease in the gross profit margin percentage is due to 1) a greater percentage of our revenues for the quarter ended June 30, 2020 in commercial and e-commerce revenues as a percentage of overall revenues that have lower margins and 2) in the first quarter of 2019 we acquired a significant amount of inventory from a vendor at a substantial discount, sales of this product in the second quarter of 2019 accounted for 5% of our overall revenue and high margins, resulting in an 1.3 basis points increase in margin. Commercial and e-commerce accounted for approximately 26% of overall sales for the quarter ended June 30, 2020, resulting in a margin reduction of approximately 0.8%.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Operating costs were approximately $8.8 million for the three months ended June 30, 2020 and approximately $4.6 million for the three months ended June 30, 2019, an increase of approximately $4.1 million or 89%. Store operating costs were $4 million for the three months ended June 30, 2020 compared to $2.7 million for the quarter ended June 30, 2019, an increase of 46%. The increase in store operating costs was directly attributable to 1) the addition of six (6) new locations that were added after June 30, 2019, and 2) two (2) locations added at various times in the quarter ended June 30, 2019 that were open for the entire quarter ended June 30, 2020. The addition of these 8 stores, discussed above, and a new warehouse facility were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of sales were 9.2% for the three months ended June 30, 2020, compared to 14% for the three months ended June 30, 2019, a 34% reduction. Store operating costs were positively impacted by 1) the opening of new and acquired stores throughout 2019 and 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume, and 2) a 49% increase in same store sales.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $4.8 million for the three months ended June 30, 2020, compared to approximately $1.9 million for the three months ended June 30, 2019. Corporate overhead was 11% of revenue for the three months ended June 30, 2020 and 9.8% for the three months ended June 30, 2019. The increase in corporate overhead as a percentage of revenues for the quarter ended June 30, 2020 was primarily due to the increase in all components of corporate overhead as noted below. The increase in non-cash share based compensation from approximately $391,000 for the quarter ended June 30, 2019 to approximately $1.2 million for the quarter ended June 30, 2020, an increase of approximately $796,000 was primarily the result of several new executive employment agreements which became effective January 1, 2020. The increase in the non-cash share-based compensation in 2020 over 2019 was approximately 1.8% of revenues. The increase in salaries expense from approximately $821,000 in the second quarter of 2019 to $2 million for the second quarter of 2020 was due primarily to the increase in corporate staff to support expanding operations, including purchased store manager integrations, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 4.5% for the three months ended June 30, 2020 compared to 4.2% for the three months ended June 30, 2019. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees insurance, and bad debt expense was approximately $1.2 million for the three months ended June 30, 2020 and approximately $549,000 for the three months ended June 30, 2019, with a majority of the increase related to advertising and promotion, professional and legal fees, insurance and bad debt reserve expense of $180,000. General and administrative costs as a percentage of revenue were 2.6% for the three months ended June 30, 2020, and 2.8% for the three months ended June 30, 2019. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $1.6 million for the three months ended June 30, 2020, compared to approximately $542,000 for the three months ended June 30, 2019.

Net Income

Net income for the three months ended June 30, 2020 was approximately $2.6 million, compared to net income of approximately $1.1 million for the three months ended June 30, 2019, a positive change of nearly $1.5 million. The increase in net income for the quarter ended June 30, 2020 was primarily due to the 123% increase in revenues while store operating costs increased only 46%. Net income from store operations which was approximately $7.6 million for the quarter ended June 30, 2020, compared to approximately $3.1 million for the quarter ended June 30, 2019, an increase of 146%. The increase in income from store operations were offset by increased corporate overhead which was approximately $4.8 million for the quarter ended June 30, 2020, compared to approximately $1.9 million for the quarter ended June 30, 2019, an increase of $2.9 million of which non-cash share based compensation and depreciation was approximately $1.1 million of that increase. Increases in G&A and salaries in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 accounted for the remaining increase.

Comparison of the six months ended June 30, 2020 and 2019

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Variance	% Variance
Net revenue	$76,433,345	$32,570,605	$43,862,740	135%
Cost of goods sold	55,901,760	23,063,764	32,837,996	142%
Gross profit	20,531,585	9,506,841	11,024,744	116%
Store operating costs	7,516,329	4,616,326	2,900,003	63%
Income from store operations	13,015,256	4,890,515	8,124,741	166%
Corporate operating expenses	12,322,590	3,366,794	8,955,796	266%
Operating income	692,666	1,523,721	(831,055)	-55%
Other income (expense)	(56,241)	(232,300)	176,058
Net income, before taxes	$636,425	$1,291,421	$(654,996)
Provision for income taxes	(156,000)	-	(156,000)
Net income	$480,425	$1,291,421	$(810,996)	-63%

Net revenue for the six months ended June 30, 2020 was approximately $76 million, compared to approximately $33 million for the six months ended June 30, 2019 an increase approximately $44 million or 135%. The increase in revenues in 2020 was primarily due to 1) 6 new stores opened or acquired after June 30, 2019 which had revenues of $20 million for the six months ended June 30, 2020 for which there were no revenues for the six months ended June 30, 2019, 2) 7 stores opened or acquired in early 2019, that had revenues of $19 million for the six months ended June 30, 2020 compared to revenues of $7.7 million for the six months ended June 30, 2019, 3) an increase in same store sales of 48% comparing revenues for the six months ended June 30, 2020 to the six months ended June 30, 2019 and 4) an increase in e-commerce sales of $2.8 million or 163% comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. As noted in the chart below, the 14 same stores contributed revenue of $32.7 million for the six months ended June 30, 2020 compared to revenues of $22.1 million for the six months ended June 30, 2019, a 48% increase.

The Company operated the same 14 stores for the entire six months ended June 30, 2020 and 2019: four (4) in Colorado, six (3) in California, three (3) in Michigan, one (1) in Nevada, one (1) in Rhode Island, one (1) in Washington and one (1) in Oklahoma. These same stores generated approximately $32.7 million in revenues for the six months ended June 30, 2020, compared to approximately $22.1 million in revenues for the six months ended June 30, 2019, an increase of 48%, primarily due to an increase in the number of commercial customers in those markets. Same store sales increased in all of the markets, except for Washington, as noted below comparing June 30, 2020 to June 30, 2019.

	14 Same Stores All Markets
	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	Variance	% Variance
Colorado market	$6,258,352	$4,464,378	1,793,974	40%
Rhode Island	7,062,487	3,554,572	3,507,915	99%
Michigan	6,458,619	3,153,654	3,304,965	105%
Oklahoma	3,398,593	2,895,652	502,941	17%
California market	7,824,274	6,444,762	1,379,512	21%
Washington market	665,980	677,540	(11,560)	-2%
Nevada market	983,330	939,304	44,026	5%
Net revenue, all markets	$32,651,635	$22,129,862	$10,521,773	48%

The Company currently continues to focus on ten (10) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions and openings, proprietary products and the continued development of our online omni-channel and Amazon revenues.

	Sales by Market
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Variance	% Variance
Colorado	$8,760,926	$7,245,611	$1,515,315	21%
California	10,224,433	7,771,180	2,453,253	32%
Rhode Island	7,062,487	3,554,572	3,507,915	99%
Michigan	12,587,025	3,153,654	9,433,371	299%
Nevada	2,145,645	1,819,934	325,711	18%
Washington	665,980	677,540	(11,560)	-2%
Oregon	3,243,158	-	3,243,158	-
Oklahoma	17,532,932	4,059,518	13,473,414	332%
Maine	6,689,664	1,563,350	5,126,314	328%
Florida	3,002,421	-	3,002,421	-
E-commerce	4,521,032	1,717,632	2,803,400	163%
Closed/consolidated locations	(2,358)	1,007,614	(1,009,972)
Total revenues	$76,433,345	$32,570,605	$41,059,740	135%

Revenues in the Colorado market increased approximately $1.5 million or 21% comparing the six months ended June 30, 2020 to June 30, 2019. The increase in revenues in the Colorado market is due to 1) the Company’s continued focus on increasing commercial revenues, and 2) the acquisition of a new store in mid-January 2019. Same store revenues in Colorado increased approximately $1.8 million.

Revenues in the California market increased approximately $2.5 million, or 32%. Same store revenues in the California market increased approximately $1.4 million or 21% over the same six months in 2019 and the Palm Springs acquisition in mid-February 2019 had revenues of approximately $2.4 million for 2020 compared to $1.3 million for 2019.

Revenues in the Rhode Island market increased approximately $3.5 million or 99% primarily from its increased focus on commercial and multi-state commercial customers.

Revenues in the Michigan market increased approximately $9.4 million or 299% due to 1) an acquisition in September 2019 that contributed $5.9 million in revenue in the six months ended June 30, 2020, 2) an acquisition in mid-June 2020 that contributed $227,000 in revenues in the six months ended June 30, 2020, and 3) the increase in same store revenues which increased $3.3 million or 105% primarily due to the increase in commercial accounts.

Revenues in the Nevada market increased 18% due to 1) the acquisition of our Reno store in February 2019 which had revenues of $1.2 million in the six months ended June 30, 2020 compared to revenues of 881,000 for the six months ended June 30, 2019, and 2) a 5% increase in same store revenues in the Las Vegas store.

Revenues in the Washington market decreased by 2% comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. Washington currently is our smallest market.

Revenues in Oregon were approximately $3.2 million and represents a new market from an acquisition in mid-December 2019.

Currently we have 4 stores in the Oklahoma market. Revenues in the Oklahoma market increased $13.5 million or 332% comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. Same stores revenues increased 17% in Oklahoma City, the first store opened in October 2018.

Revenues in Maine have increased $5.1 million or 328% comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. The increase was primarily due to a new store opened January 31, 2019 and two new stores acquired in May 2019. The new store opened in early 2019 had revenues of $2.2 million in the six months ended June 30, 2020, compared to $560,000 for the six months ended June 30, 2019. The two new stores acquired in May 2019, contributed $4.5 million in revenues for the six months ended June 30, 2020, compared to $1 million for the six months ended June 30, 2019.

Florida was a new market resulting from an acquisition in February 2020. Revenues in this market were $3 million for the six months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2020 was approximately $56 million compared to approximately $23 million for the six months ended June 30, 2019 an increase of approximately $33 million or 142%. The increase in cost of goods sold was primarily due to the 135% increase in revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. The increase in cost of goods sold is directly attributable to the increase in the number of stores open during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as discussed in detail above.

Gross profit was approximately $20.5 million for the six months ended June 30, 2020, compared to approximately $9.5 million for the six months ended June 30, 2019, an increase of approximately $11 million or 116%. The increase in cost of goods sold is primarily related to the 135% increase in revenues comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. Gross profit as a percentage of revenues was 26.8% for the six months ended June 30, 2020, compared to 29.2% for the six months ended June 30, 2019. The decrease in the gross profit margin percentage is due to 1) a greater percentage of our sale for the six months ended June 30, 2020 in commercial and e-commerce revenues with lower margins, and 2) in the first quarter of 1 2019 we acquired a significant amount of inventory from a vendor at a substantial discount, sales of this product during the six months ended 2019 accounted for 4% of our overall revenue and high margins, resulting in an 1.1 basis points increase in margin. Commercial and e-commerce accounted for approximately 30% of overall revenues for the six months ended June 30, 2020.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $19.8 million for the six months ended June 30, 2020 and approximately $8 million for the six months ended June 30, 2019, an increase of approximately $11.9 million or 149%. The increase in store operating costs was directly attributable to 1) the addition of six (6) new locations that were added after June 30, 2019, and 2) six (6) locations added at various times in the six months ended June 30, 2019 that were open for the entire six months ended June 30, 2020. The addition of these 12 new stores, discussed above, and the new warehouse facility were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of revenues were 9.8% for the six months ended June 30, 2020, compared to 14.2% for the six months ended June 30, 2019, a 31% reduction. Store operating costs were positively impacted by the opening of new and acquired stores throughout 2019 and acquisitions in February and June of 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume. As noted above, same store revenues increased 48% comparing the six months ended June 30, 2020 to the six months ended June 30, 2019, which also contributed to lowering of the store operating costs as a percentage of revenues.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $12.3 million for the six months ended June 30, 2020, compared to approximately $3.4 million for the six months ended June 30, 2019. Corporate overhead was 16.1% of revenue for the six months ended June 30, 2020 and 10.3% for the six months ended June 30, 2019. The increase in corporate overhead as a percentage of revenues for the six months ended June 30, 2020 was primarily due to the increase in non-cash share base compensation from approximately $522,000 for the six months ended June 30, 2019 to approximately $5.3 million for the six months ended June 30, 2020, an increase of $4.8 million. The increase in non-cash share-based compensation was primarily the result of several new executive employment agreements which became effective January 1, 2020 which resulted in the vesting of common stock and common stock options at the start of the quarter, as well as options issued in 2018 and 2019 for options vesting in 2020. The shares based awards associated with the new executive employment agreements resulted in approximately one-third of the award being recognized as an expense in the first six months of 2020, due to vesting, and the remaining two-thirds on the share-based awards are being recognized over a 24 month period commencing January 2020 and ending December 2021, based on shared based award vesting in future periods. The vesting of these shares and options was significantly higher in the first six months of 2020 than they will be in the periods subsequent to June 30, 2020. The increase in salaries expense from 2019 to 2020 was due primarily to the increase in corporate staff to support expanding operations, including purchased store manager integrations, accounting and finance, information systems, purchasing and commercial revenues staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of revenues were 4.9% for the six months ended June 30, 2020 compared to 4.4% for the six months ended June 30, 2019. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, was approximately $2.4 million for the six months ended June 30, 2020 and approximately $1.1 million for the six months ended June 30, 2019, with a majority of the increase related to advertising and promotion, travel and entertainment and legal fees. General and administrative costs as a percentage of revenue were 3.2% for the six months ended June 30, 2020, and 3.5% for the six months ended June 30, 2019. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $6.2 million for the six months ended June 30, 2020, compared to approximately $813,000 for the six months ended June 30, 2019, an increase of $5.3 million.

Net Income

Net income for the six months ended June 30, 2020 was approximately $480,000, compared to net income of approximately $1.3 million for the six months ended June 30, 2019, a change of approximately $(811,000). Net income from store operations which was approximately $13 million for the six months ended June 30, 2020, compared to approximately $4.9 million for the six months ended June 30, 2019.

The net income for the six months ended June 30, 2020 was primarily due to the 1) a 135% increase in revenues, 2) a 166% in income from store operations, offset by 3) an increase in share-based compensation from approximately $522,000 in 2019 to $5.3 million for the six months ended June 30, 2020, and 4) income tax expense of $156,000. The total of non-cash expense, share-based compensation and depreciation was $6.1 million for the six months ended June 30, 2020 compared to $813,000 for the six months ended June 30, 2019.

Operating Activities

Net cash provided by operating activities for six months ended June 30, 2020 was approximately $6.1 million compared to net cash used by operating activities of approximately $860,000 for six months ended June 30, 2019. Cash used in operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustments totaled approximately $6.3 million and approximately $1.1 million for the six months ended June 30, 2020 and 2019, respectively, so non-cash adjustments had a far greater positive impact on net cash provided by operating activities for the six months ended June 30, 2020 than the same period in 2019. The net cash provided by operating activities, $6.1 million, for the six months ended June 30, 2020 compared to the net cash used in operating activities, $(860,000) for six months ended June 30, 2019, a positive difference of $7 million, was primarily related to1) the net income of approximately $636,000 for the six months ended June 30, 2020, 2) net increases in inventory and prepaids of approximately $8.8 million offset by 3) positive non-cash adjustments of approximately $6.3 million and 4) increases in accounts payable, customer deposits and other current liabilities of approximately $7.5 million.

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $860,000. This amount was primarily related to 1) net income of approximately $1.3 million, 2) positive non-cash adjustments of approximately $1.1 million, 3) increase in accounts payable and other current liabilities of approximately $1.5 million offset by 4) increases of inventory of approximately $3 million, accounts receivable of approximately $558,000 and prepaids of approximately $1.1 million.

Net cash used in investing activities was approximately $5 million for the six months ended June 30, 2020 and approximately $8.8 million for the six months ended June 30, 2019. Investing activities in 2020 were primarily attributable to a store acquisition ($3 million) and vehicles, store equipment purchases ($1.3 million) and intangible assets $(.7 million). Investing activities in for the six months ended June 30, 2019 were primarily related to store acquisitions for which we paid approximately $7.6 million and the purchase of vehicles and store equipment to support new store operations of approximately $1.1 million.

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $745,000 and was primarily attributable to proceeds from the exercise of warrants of approximately $792,000, offset by debt principal payments of approximately $47,000. Net cash used in financing activities for six months ended June 30, 2019 was $12.9 million and was primarily from proceeds from the sale of common stock and exercise of warrants of $13.1 million, offset by debt principal payments of approximately $229,000.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	June 30, 2020	June 30, 2019
Net income	$2,573,943	$1,062,000
Income taxes	156,000	-
Interest	13,240	3,161
Depreciation and Amortization	467,677	150,842
EBITDA	3,210,860	1,216,003
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,186,905	390,898
Bad debt reserve allowance	194,680	-
Amortization of debt discount	-	117,150

Adjusted EBITDA	$4,592,445	$1,724,051

Adjusted EBITDA per share, basic	$.12	$.06
Adjusted EBITDA per share, diluted	$.11	$.05

	Six Months Ended
	June 30, 2020	June 30, 2019
Net income	$480,425	$1,291,421
Income taxes	156,000	-
Interest	20,421	8,690
Depreciation and Amortization	826,820	291,132
EBITDA	1,483,666	1,591,243
Share based compensation (option compensation, warrant compensation, stock issued for services)	5,301,972	522,243
Bad debt reserve allowance	194,680	-
Amortization of debt discount	-	242,096

Adjusted EBITDA	$6,980,318	$2,355,582

Adjusted EBITDA per share, basic	$.18	$.08
Adjusted EBITDA per share, diluted	$.17	$.08

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had working capital of approximately $35.2 million, compared to working capital of approximately $30.6 million as of December 31, 2019, an increase of approximately $4.6 million. The increase in working capital from December 31, 2019 to June 30, 2020 was due primarily to 1) proceeds from the exercise of warrants totaling approximately $792,000 during the six months ended June 30, 2020 and 2) the increase in net cash provided by operations. At June 30, 2020, we had cash and cash equivalents of approximately $14.8 million. Currently, we have no demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

Financing Activities

2020 Public Offering

On July 2, 2020 the Company consummated an underwritten public offering of 8,625,000 shares of its common stock (the “Shares”), which included the exercise in full of the underwriters’ option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. The Shares were sold at a public offering price of $5.60 per share, generating gross proceeds of $48.3 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses was approximately $44.6 million.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $465,420 and $291,372 has been reserved as of June 30, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of June 30, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of June 30, 2020 and December 31, 2019.

Revenue Recognition

Revenue on product revenues is recognized upon delivery or shipment. Customer deposits and lay away revenues are not reported as revenue until final payment is received and the merchandise has been delivery.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020.

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

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2020 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, other than as described below, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation. Management has implemented additional controls to address and remediate the material weakness identified as discussed above.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)