Form 10-Q
period 2020-09-30
GrowGeneration Corp.
filed 2020-11-12
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2020

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

As of November 11, 2020, there were 48,980,111 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$55,347,450	$12,979,444
Accounts receivable (net of allowance for credit losses of $364,262 and $291,372, respectively)	5,246,521	4,455,209
Inventory, net	37,847,421	22,659,357
Prepaid expenses and other current assets	5,537,083	2,549,559
Total current assets	103,978,475	42,643,569

Property and equipment, net	4,488,922	3,340,616
Operating leases right-of-use assets, net	8,109,184	7,628,591
Deferred income taxes	-	-
Intangible assets, net	864,219	233,280
Goodwill	21,925,084	17,798,932
Other assets	336,149	377,364
TOTAL ASSETS	$139,702,033	$72,022,352

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,452,252	$6,024,750
Other accrued liabilities	119,810	-
Payroll and payroll tax liabilities	1,943,328	1,072,142
Customer deposits	2,469,581	2,503,785
Sales tax payable	901,900	533,656
Income taxes payable	1,927,805	-
Current maturities of operating leases liability	2,037,537	1,836,700
Current maturities of long-term debt	88,049	110,231
Total current liabilities	20,940,262	12,081,264

Operating leases liability, net of current maturities	6,307,463	5,807,266
Long-term debt, net of current maturities	189,333	242,079
Total liabilities	27,437,058	18,130,609

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 48,412,292 and 36,876,305 shares issued and outstanding, respectively	48,412	36,876
Additional paid-in capital	115,285,993	60,742,055
Accumulated deficit	(3,069,430)	(6,887,188)
Total stockholders’ equity	112,264,975	53,891,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,702,033	$72,022,352

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales	$55,007,475	$21,778,487	$131,440,820	$54,349,092
Cost of sales	40,436,707	15,276,906	96,338,467	38,340,670
Gross profit	14,570,768	6,501,581	35,102,353	16,008,422

Operating expenses:
Store operations	4,972,058	2,744,199	12,523,594	7,360,525
General and administrative	857,943	803,707	3,244,682	1,928,020
Share based compensation	1,022,137	553,492	6,324,109	1,075,735
Depreciation and amortization	443,578	247,715	1,270,398	538,847
Salaries and related expenses	2,175,276	1,020,627	5,944,427	2,449,733
Total operating expenses	9,470,992	5,369,740	29,307,210	13,352,860

Income from operations	5,099,776	1,131,841	5,795,143	2,655,562

Other income (expense):
Interest expense	(142)	(141,277)	(19,728)	(392,063)
Interest income	47,562	60,973	72,605	95,256
Other income (expense)	(34,062)	(1,838)	(75,149)	(17,635)
Total non-operating income (expense), net	13,358	(82,142)	(22,272)	(314,442)

Net income before taxes	5,113,134	1,049,699	5,772,871	2,341,120
Provision for income taxes	(1,775,801)	-	(1,955,113)	-
Net Income	$3,337,333	$1,049,699	3,817,758	$2,341,120

Net income per shares, basic	$.07	$.03	.09	$.07
Net income per shares, diluted	$.06	$.03	.09	$.07

Weighted average shares outstanding, basic	47,878,011	35,707,788	41,477,438	31,523,679
Weighted average shares outstanding, diluted	51,626,134	37,606,678	44,223,683	32,191,027

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2019	36,876,305	$36,876	$60,742,055	$(6,887,188)	$53,891,743
Common stock issued upon warrant exercise	191,235	191	509,928		510,119
Common stock issued upon cashless warrant exercise	18,712	19	(19)	-	-
Common stock issued upon cashless exercise of options	279,823	280	(280)	-	-
Common stock issued in connection with business combinations	250,000	250	1,102,250	-	1,102,500
Common stock issued for assets	23,982	24	100,800	-	100,824
Common stock issued for services	50,000	50	(50)	-	-
Common stock issued for share based compensation	519,333	519	1,759,913	-	1,760,432
Share based compensation		-	2,208,646	-	2,208,646
Net loss				(2,093,518)	(2,093,518)
Balances, March 31, 2020	38,209,300	$38,209	$66,423,243	$(8,980,706)	$57,480,746

Common stock issued upon warrant exercise	80,646	81	282,180	-	282,261
Common stock issued upon cashless exercise of warrants	77,907	78	(78)	-	-
Common stock issued upon cashless exercise of options	29,792	30	(30)	-	-
Common stock issued in connection with business combinations	107,500	107	705,093	-	705,200
Common stock issued for assets	10,000	10	67,490	-	67,500
Common stock issued for accrued compensation	324,674	325	717,206	-	717,531
Common stock issued for share-based compensation	5,000	5	24,845	-	24,850
Share-based compensation			1,162,055		1,162,055
Net income				2,573,943	2,573,943
Balances, June 30, 2020	38,844,819	$38,845	$69,382,004	$(6,406,763)	$63,014,086
Sale of common stock, net of offering costs	8,625,000	8,625	44,611,040	-	44,619,665
Common stock issued upon warrant exercise	87,823	88	271,665	-	271,753
Common stock issued upon cashless exercise of warrants	570,172	570	(570)	-	-
Common stock issued upon cashless exercise of options	164,438	164	(164)	-	-
Common stock issued for share-based compensation	120,040	120	43,801	-	43,921
Share-based compensation			978,217	-	978,217
Net income				3,337,333	3,337,333
Balances, September 30, 2020	48,412,292	$48,412	$115,285,993	$(3,069,430)	$112,264,975

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Capital	(Deficit)	(Deficit)	Equity
Balances, December 31, 2018	27,948,609	$27,949	$38,796,562	$(8,765,992)	$30,058,519
Common stock issued upon warrant exercise	172,500	172	1,552		1,724
Common stock issued upon cashless exercise of options	228,890	229	(229)	-	-
Common stock issued in connection with business combinations	344,553	345	998,406	-	998,751
Common stock issued for prepaid services	50,000	50	95,950	-	96,000
Common stock issued for accrued share-based compensation	100,000	100	210,100	-	210,200
Share based compensation			(8,951)	-	(8,951)
Net income				229,421	229,421
Balances, March 31, 2019	28,844,552	$28,845	$40,093,390	$(8,536,571)	$31,585,664

Sales of common stock, net of fees	4,123,254	4,123	12,661,866	-	12,665,989
Common stock issued upon warrant exercise	1,250,000	1,250	436,250	-	437,500
Common stock issued upon cashless exercise of options	241,154	241	(241)	-	-
Common stock issued in connection with business combinations	250,000	250	810,630	-	810,880
Common stock issued for convertible debt	83,451	83	189,485	-	189,568
Common stock issued for share-based compensation	42,500	42	35,758	-	35,800
Share-based compensation			103,275	-	103,275
Net income				1,062,000	1,062,000
Balances, June 30, 2019	34,834,911	$34,834	$54,330,413	$(7,474,571)	$46,890,676
Common stock issued for convertible debt and cashless warrant exercise	1,175,157	1,175	2,214,528	-	2,215,703
Common stock issued upon warrant exercise	299,963	300	824,906	-	825,206
Common stock issued upon cashless exercise of options	35,824	36	(36)	-	-
Common stock issued in connection with business combinations	300,000	300	1,529,700	-	1,530,000
Common stock issued for accrued share-based compensation	6,250	7	23,941	-	23,948
Share based compensation			255,135	-	255,135
Net income				1,049,699	1,049,699
Balances, September 30, 2019	36,652,105	$36,652	$59,178,587	$(6,424,872)	$52,790,367

See Notes to the Unaudited Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,817,758	$2,341,120
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,270,398	538,847
Amortization of debt discount	-	356,306
Stock-based compensation expense	6,324,109	1,075,735
Bad debt	93,522	-
Gain on asset disposition	(27,817)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(884,834)	(1,307,965)
Inventory	(13,421,096)	(7,331,270)
Prepaid expenses and other assets	(3,092,297)	(2,208,060)
Increase (decrease) in:
Accounts payable and accrued liabilities	6,264,843	3,108,049
Operating leases	220,441	137,103
Payroll and payroll tax liabilities	871,186	327,818
Income taxes payable	1,927,805	-
Customer deposits	(34,204)	411,096
Sales tax payable	368,244	271,357
Net cash provided by (used in) operating activities	3,698,058	(2,279,864)
Cash flows from investing activities:
Assets acquired in business combinations	(4,027,096)	(8,528,698)
Purchase of furniture and equipment	(2,115,270)	(1,536,508)
Purchase of intangibles	(796,556)	(112,819)
Net cash used in investing activities	(6,938,922)	(10,178,025)
Cash flows from financing activities:
Principal payments on long term debt	(74,928)	(340,078)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	45,683,798	14,140,667
Net cash provided by (used in) financing activities	45,608,870	13,800,589
Net increase in cash	42,368,006	1,342,700
Cash at the beginning of period	12,979,444	14,639,981
Cash at the end of period	$55,347,450	$15,982,681

Supplemental disclosures of non-cash financing activities:
Cash paid for interest	$19,728	$35,757
Common stock issued for accrued payroll	$717,531	$210,210
Common stock issued for prepaid services	$-	$96,000
Common stock issued for business combination	$1,807,700	$3,339,631
Assets acquired by issuance of common stock	168,324	-
Debt converted to equity	$-	$2,310,832
Right to use assets acquired under new operating leases	$2,172,701	$6,804,616

See Notes to the Unaudited Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

1.	NATURE OF OPERATIONS

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of thirty one (31) retail hydroponic/gardening stores, with six (6) in the state of California, six (6) in the state of Michigan, five (5) located in the state of Colorado, four (4) in the State of Oklahoma, three (3) in Maine, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, one (1) in the state of Rhode Island, one (1) in the state of Florida, one (1) distribution center in the state of California and an online e-commerce store, GrowGeneration.com. Our plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) filed on March 27, 2020, and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2020.

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

September 30, 2020

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

Leases

We account for leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases. We assess whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. In 2019 and as of September 30, 2020, a valuation allowance was provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization could not be determined to be more likely than not.

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until their respective statute of limitation. Currently, the 2019, 2018 and 2017 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of September 30, 2020.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services at which point, the performance obligation is satisfied. Sales and other taxes collected concurrent with revenue producing activities are excluded from revenue. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The Company monitors provisions for estimated returns. Payment for goods and services sold by the Company is typically due upon satisfaction of the performance obligations. Under certain circumstances, the Company does provide goods and services to customers on a credit basis (see Accounts Receivable below). The Company accounts for shipping and handling activities as a fulfillment costs rather than as a separate performance obligation. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as customer deposit in the accompanying Consolidated Balance Sheets until the sale or service is complete.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at period-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. At September 30, 2020 and December 31, 2019, the Company established an allowance for doubtful accounts of $364,262 and $291,372, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

September 30, 2020

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

September 30, 2020

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

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

September 30, 2020

3.	RECENT ACCOUNTING PRONOUNCEMENTS, continued

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

In December 2019, the FASB issued ASU 2019-02, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those periods. We are currently evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 requires entities to provide expanded disclosures about “the terms and features of convertible instruments,” how the instruments have been reported in the entity’s financial statements, and “information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments.”

ASU 2020-06 is effective for public business entities that are not smaller reporting companies for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We are currently evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

4.	REVENUE RECOGNITION

Disaggregation of Revenues

The following table disaggregates revenue by source:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Sales at company owned stores	$52,079,735	$20,396,810

E-commerce sales	2,927,740	1,381,677
Total Revenues	$55,007,475	$21,778,487

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Sales at company owned stores	$123,992,048	$51,249,782

E-commerce sales	7,448,772	3,099,310
Total Revenues	$131,440,820	$54,349,092

Contract Balances

Depending on the timing of when a customer takes possession of product and when a customer makes payments for such product, the Company recognizes a customer trade receivable (asset) or a customer deposit (liability). The difference between the opening and closing balances of the Company’s customer trade receivables and the customer deposit liability results from timing differences between the Company’s performance and the customer’s payment.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

4.	REVENUE RECOGNITION, continued

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, 1/1/2020	$4,455,209	$2,503,785
Closing balance, 9/30/2020	5,246,521	2,469,581
Increase (decrease)	$791,312	(34,204)

Opening balance, 1/1/2019	$862,397	$516,038
Closing balance, 9/30/2019	2,170,362	927,134
Increase (decrease)	$1,307,965	$411,096

5.	PROPERTY AND EQUIPMENT

	September 30, 2020	December 31, 2019
Vehicles	$1,106,347	$702,447
Leasehold improvements	1,546,875	884,685
Furniture, fixtures and equipment	4,461,743	3,305,323
	7,114,965	4,892,455
(Accumulated depreciation)	(2,626,043)	(1,551,839)
Property and Equipment, net	$4,488,922	$3,340,616

Depreciation expense for the three months ended September 30, 2020 and 2019 was $399,482 and $247,715, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1,104,781 and $538,847, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill: The changes in goodwill are as follows:

	September 30, 2020	December 31, 2019
Balance, beginning of period	$17,798,932	$8,752,909
Goodwill additions	4,126,152	9,046,023
Impairments	-	-
Balance, end of period	$21,925,084	$17,798,932

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

6.	GOODWILL AND INTANGIBLE ASSETS, continued

Intangible assets on the Company’s consolidated balance sheets consist of the following:

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangibles, patents and trademarks	$100,000	$-	$100,000	$-
Capitalized software	931,610	167,392	135,030	1,750
	$1,031,610	$167,392	$235,030	$1,750

Amortization expense for the three months ended September 30, 2020 and 2019 was $44,097 and $0, respectively.

Amortization expense for the nine months ended September 30, 2020 and 2019 was $165,617 and $0, respectively.

7.	LONG-TERM DEBT

	September 30,	December 31,
	2020	2019
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	$2,572	$7,109

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due February 2020	-	24,997

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	274,810	320,204
	$277,382	$352,310
Less Current Maturities	(88,049)	(110,231)
Total Long-Term Debt	$189,333	$242,079

Interest expense for the three months ended September 30, 2020 and 2019 was $142 and $27,067, respectively.

Interest expense for the nine months ended September 30, 2020 and 2019 was $19,728 and $35,757, respectively.

8.	LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of retail and warehouse locations as well as office space. Our leases generally have remaining terms of 1-5 years, most of which include options to extend the leases for additional 3 to 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

8.	LEASES, continued

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

We have elected the practical expedient to account for lease and non-lease components as a single component for our entire population of leases.

Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in “store operating costs.” Facilities and assets which serve management and support functions are expensed through general and administrative expenses.

	September 30, 2020	December 31, 2019
Right to use assets, operating lease assets	$8,109,184	$7,628,591

Current lease liability	$2,037,537	$1,836,700
Non-current lease liability	6,307,463	5,807,266
	$8,345,000	$7,643,966

	September 30, 2020	September 30, 2019
Weighted average remaining lease term	2.98	3.9 years
Weighted average discount rate	7.6%	7.6%

	Three Months Ended
	September 30, 2020	September 30, 2019
Operating lease costs	$934,455	$724,324
Short-term lease costs	2,450	2,450
Total operating lease costs	$936,905	$726,774

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

8.	LEASES, continued

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating lease costs	$2,660,291	$1,723,075
Short-term lease costs	22,050	22,050
Total operating lease costs	$2,682,341	$1,745,125

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020:

2020 (remainder of the year)	$728,304
2021	2,882,605
2022	2,442,374
2023	1,907,782
2024	1,121,033
Thereafter	2,963,252
Total lease payments	12,045,350
Less: Imputed interest	(3,700,350)
Lease Liability at September 30, 2020	$8,345,000

9.	CONVERTIBLE DEBT

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

During the nine months ended September 30, 2019, 172,500 warrants issued in connection with the convertible debt were exercised, resulting in the issuance of 172,500 shares of common stock.

During the nine months ended September 30, 2020, 37,438 shares were issued upon cashless exercise of convertible debt warrants.

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares.

During the three months ended September 30, 2020 the Company issued 1,000 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $4,490. During the three months ended September 30, 2019 the Company did not issue any shares of common stock (stock-based awards) to employees that vested immediately.

During the nine months ended September 30, 2020 the Company issued 534,333 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $2,200,947. During the nine months ended September 30, 2019 the Company issued 17,500 shares of common stock (stock-based awards) to employees that vested immediately resulting in compensation expense of approximately $35,800.

During the three months and nine months ended September 30, 2020, the Company recorded $0 and $125,000, respectively, of share-based compensation to executives that is included in payroll and payroll tax liabilities. During the three months and nine months ended September 30, 2019, the Company recorded $217,100 and $716,600, respectively, of share-based compensation to executives that is included in payroll and payroll tax liabilities.

The following table presents share-based payment expense and new shares issued for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Total non-cash share-based compensation	$1,022,137	$553,492

The following table presents share-based payment expense and new shares issued for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Total non-cash share-based compensation	$6,324,109	$1,075,735

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

On March 6, 2014, the Company’s Board of Directors (the “Board”) approved the 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which the Company may grant incentive, non-statutory options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock or cash awards to employees, nonemployee members of our Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the 2014 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board or a committee designated by the Board. Options under the 2014 Plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company’s common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.

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

Unvested Share Based Awards as of September 30, 2020 are summarized below:

	# of Unvested Awards	$ of Unvested Awards

Option awards	915,000	$1,449,230
Stock Awards	776,667	2,097,035
Total		$3,546,265

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

10.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

Awards issued under the 2014 Plan as of September 30, 2020 are summarized below:

2020
Total shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, September 30, 2020	(110,000)
Total options exercised under 2014 Plan	(2,003,833)
Total shares issued pursuant to the 2014 Plan	(375,000)
Awards available for issuance under the 2014 Plan, September 30, 2020	11,167

Awards issued under the 2018 Plan as of September 30, 2020 are summarized below:

2020
Total shares available for issuance pursuant to the 2018 Plan, after amendment	5,000,000
Options outstanding, September 30, 2020	(1,725,500)
Total options exercised under 2018 Plan	(164,833)
Total shares issued pursuant to the 2018 Plan	(693,333)
Awards available for issuance under the 2018 Plan, September 30, 2020	2,416,334

The table below summarizes all option activity under all plans during the nine months ended September 30, 2020:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2019	1,920,333	$2.78	3.81 years	$1.71
Granted	861,500	$4.31		$2.64
Exercised	(654,663)	$2.05		$1.04
Forfeited or expired	(25,000)	$3.17		$2.07
Outstanding at September 30, 2020	2,102,170	$3.58	3.65 years	$2.22
Options vested at September 30, 2020	1,187,170	$3.19	3.27 years	$1.95

September 30, 2020
Options outstanding pursuant to 2014 Plan	110,000
Options outstanding pursuant to 2018 Plan	1,725,500
Options issued outside of 2014 and 2018 Plans	266,670
2,102,170

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

11.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock purchase warrants for the nine months ended September 30, 2020 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2019	3,844,935	$3.14
Issued	-
Exercised	(1,205,919)	$3.34
Forfeited	(250,000)	5.75
Outstanding at September 30, 2020	2,389,016	$2.81

12.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months and nine months ended September 30, 2020 and 2019.

	Three months ended
	September 30, 2020	September 30, 2019
Net income	$3,337,333	$1,049,699
Weighted average shares outstanding, basic	47,878,011	35,707,788
Effect of dilutive outstanding warrants and stock options	3,748,123	1,898,890
Adjusted weighted average shares outstanding, dilutive	51,626,134	37,606,678
Basic income per shares	$.07	$.03
Dilutive income per share	$.06	$.03

	Nine months ended
	September 30, 2020	September 30, 2019
Net income	$3,817,758	$2,341,120
Weighted average shares outstanding, basic	41,477,438	31,523,679
Effect of dilutive outstanding warrants and stock options	2,746,245	667,348
Adjusted weighted average shares outstanding, dilutive	44,223,683	32,191,027
Basic income per shares	$.09	$.07
Dilutive income per share	$.09	$.07

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

13.	ACQUISITIONS

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

On August 10, 2020 we acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden, in a transaction valued at $1 million. Acquired goodwill of approximately $840,000 represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital. Transaction costs incurred in connection with this acquisition were not significant.

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2020.

	Emerald City Garden	H2O Hydroponics LLC	Health & Harvest LLC	Total
Inventory	$150,000	$497,600	$1,051,900	$1,699,500
Prepaids and other current assets	-	4,600	-	4,600
Property and equipment	10,000	50,000	50,000	110,000
Operating leases right to use asset	-	902,000	192,600	1,094,600
Operating lease liability	-	(902,000)	(192,600)	(1,094,600)
Goodwill	840,000	1,434,700	1,750,600	4,025,300
Total	$1,000,000	$1,986,900	$2,852,500	$5,839,400

The table below represents the consideration paid for the net assets acquired in business combinations.

	Emerald City Garden	H2O Hydroponics LLC	Health & Harvest LLC	Total
Cash	$1,000,000	$1,281,700	$1,750,000	$4,031,700
Common stock	-	705,200	1,102,500	1,807,700
Total	$1,000,000	$1,986,900	$2,852,500	$5,839,400

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

13.	ACQUISITIONS, continued

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated statement of operations from the date of acquisition through September 30, 2020.

	Emerald City Garden	H2O Hydroponics LLC	Health & Harvest LLC	Total
Acquisition date	8/10/2020	6/26/2020	2/26/2020
Revenue	$472,000	$2,768,800	$5,887,400	$9,128,200
Net income	$74,200	$504,300	$830,700	$1,409,200

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$2,873,178	$6,827,217
Net income	$169,820	$261,714

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2019.

	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$1,453,100	$1,038,600	$1,441,000	$238,000	$465,500	$4,636,200
Prepaids and other current assets		14,100	22,000	-		36,100
Property and equipment	50,000	100,000	100,000	25,000	25,000	300,000
Operating right to use asset	1,004,200	809,600	701,900	-	329,300	2,845,000
Operating lease liability	(1,004,200)	(809,600)	(701,900)	-	(329,300)	(2,845,000)
Goodwill	2,376,900	2,305,900	2,596,100	516,300	554,000	8,349,200
Total	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$13,321,500

The table below represents the consideration paid for the net assets acquired in business combinations for the nine months ended September 30, 2019.

	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$2,350,000	$2,647,700	$3,659,100	$525,000	$800,000	$9,981,800
Common stock	1,530,000	810,900	500,000	254,300	244,500	3,339,700
Total	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$13,321,500

GrowGeneration Corporation and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

13.	ACQUISITIONS, continued

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated statement of operations from the date of acquisition to the period ended September 30, 2019.

	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	9/3/2019	5/14/2019	1/21/2019	2/11/2019	2/7/2019
Revenue	$612,900	$3,006,100	$4,489,000	$1,427,600	$2,318,500	$11,854,100
Earnings	$121,400	$703,100	$668,900	$233,600	$497,500	$2,224,500

The following represents the proforma consolidated statement of operations as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$1,850,700	5,552,000
Earnings	$168,100	504,400

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2020 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On October 12, 2020, the Company acquired the assets of Hydroponics Depot, LLC, a single store located in Phoenix Arizona for $987,500 in cash and 31,027 shares of the Company’s common stock valued at $500,000.

On October 20, 2020 the Company acquired the assets of Big Green Tomato, a two-store chain in Battle Creek and Taylor, Michigan for $5,495,000 in cash and 167,116 shares of common stock valued at $2,750,000.

On October 29, 2020, the Company signed an asset purchase agreement with The GrowBiz, a five-store chain with four stores in California and one store in Oregon. The asset purchase is expected to close by the end of the year. The total consideration for the purchase of The GrowBiz is approximately $32 million, $17,000,000 in cash and common stock valued at $15 million.

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

OVERVIEW

GrowGeneration is the largest chain of hydroponic garden centers in North America by revenue and number of stores. We are the leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of thirty one (31) retail hydroponic/gardening centers, with six (6) in the state of California, six (6) in the state of Michigan, five (5) located in the state of Colorado, four (4) in the State of Oklahoma, three (3) in Maine, two (2) in the state of Nevada, one (1) in the state of Washington, one (1) in the state of Oregon, one (1) in the state of Rhode Island, (1) in the state of Florida, one (1) distribution center in the state of California and an online e-commerce store, GrowGeneration.com. Our plan is to continue to acquire, open and operate hydroponic/gardening centers and related businesses throughout the United States and Canada.

Market

Our garden centers sell thousands of products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that serve multi-purposes and are designed and intended for growing a wide range of plants. Hydroponics is a specialized method of growing plants using mineral nutrient solutions in a water solvent, as opposed to soil. This method is typically used inside greenhouses to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit from these techniques by producing crops faster and with higher crop yields per acre as compared to traditional soil-based growers. Indoor growing techniques and hydroponic products are being utilized in new and emerging industries or segments, including the growing of cannabis and hemp. In addition, vertical farms producing organic fruits and vegetables are also beginning to utilize hydroponics due to a rising shortage of farmland as well as environmental vulnerabilities including drought, other severe weather conditions and insect pests.

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

Our target market segments include the commercial growers in the plant-based medicine market, the home grower and businesses and individuals who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with numerous single stores which we consider very ripe for our roll up strategy. Further, the products we sell are in demand due to the ever-increasing legalization of plant-based medicines, primarily cannabis and hemp, and the number of licensed cultivation facilities in both the US and Canada. Total sales for the hydroponic equipment industry, projected to surpass $16 billion by 2025.

Our retail operations are driven by our high-quality products, value-add knowledgeable staff and fast distribution capabilities. We employ horticulturists that we have branded as “Grow Pros”. Our operations span over 400,000 square feet of retail and warehouse space. During COVID-19, we have been deemed an “essential” supplier to the agricultural industry and, as such, we remained open and continued our operations. For the quarter ended September 30, 2020, our revenue was $55 million, which increased 153% from the same period of the prior year. For the nine months ended September 30, 2020, our revenues were $131.4 million, which increased 141.8% compared to the same period 2019. There was a 73% increase in our same store sales comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019. The Company performed well in all markets, most notably sales in the Oklahoma market up 288%, Michigan market was up 271%, Maine market up 82%, all attributable to gaining more commercial and walk in business in these growth markets. Income from store operations was $9.6 million for the third quarter of 2020, compared to $3.8 million for the third quarter 2019, an increase of 155%. Net income from store operations was approximately $22.6 million for the nine months ended September 30, 2020, compared to approximately $8.6 million for the nine months ended September 30, 2019.

Adjusted EBITDA was $6.6 million for the third quarter of 2020 compared to $2 million the same period of 2019, an increase of 230%. The Company is averaging 12,000 walk-in transaction per week.

We operate our business through the following sales channels:

●	Retail: 31 retail and commercial hydroponic/gardening centers focused on serving growers and cultivators.

●	Commercial: Sales to commercial customers, including expert growers and cultivators, and provide them with advice from sales representatives with the requisite expertise (whom we brand as “GrowPros”) to serve their specific needs.

●	E-Commerce: Our existing e-commerce operation, growgeneration.com (previously HeavyGarden.com and GrowGen.pro), is currently being developed and rebranded into an omni-channel sales approach to enable e-commerce at all of our locations, which ws launched in September 2020.

●	Distribution: Some of our stores function as warehouse, distribution and fulfillment centers for directing products to other store locations and to the retail, wholesale and mass hydroponic markets.

Growth Strategy - Store Acquisitions and New Store Openings

Our growth strategy is to expand the number of our retail and commercial operations throughout the United States. The hydroponic retail landscape is fragmented, which we believe has allowed us to acquire the “best of breed” locations in the United States. In addition, we have a two-year roadmap to open a number of new locations in markets that we believe are underserved throughout the country. In addition to the 11 states where we are currently operating, we have identified Ohio, Illinois, Pennsylvania, New York, New Jersey and Missouri as new markets where we plan to open a new operation. In the first quarter of 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and acquired Health & Harvest located outside of Miami, FL. On June 16, 2020, we acquired the assets of H2O Hydroponics LLC, a hydroponic garden center in Lansing, MI. In connection with this acquisition, we have consolidated and relocated our current West Lansing location into a newly built 14,000 square foot hydroponic garden center. On August 10, 2020, we purchased the assets of Emerald City Garden located in Concord, CA for $1 million, following which acquisition we opened a new store in the state of California. On October 12, 2020, the Company purchased the assets of Hydroponics Depot, located in Phoenix, AZ, which represents the Company’s 11th state. On October 20, 2020, we purchased the assets of The Big Green Tomato, a two-store chain in Michigan.

The Company now owns and operates 6 locations in the state of Michigan. On October 29, 2020, the Company entered into an asset purchase agreement to buy The GrowBiz, the 3rd largest chain of Hydroponic garden centers in the US. The GrowBiz operates five garden centers, four in CA and one in Oregon. We have set a target to be at 50 stores and operate in 15 states by the end of 2021.

Commercial Sales Division

Our commercial division is a dedicated sales and support team to sell and service large commercial customers, who are primarily licensed growers of medicinal and non-medicinal cannabis. As of the third quarter of 2020, our commercial division services over 1,000 commercial accounts, who collectively contributed $13.2 million in revenue or approximately 24% of our total Q3 2020 revenues. For the nine-month period ended September 30,2020, the commercial division generated revenues of $32.7 million compared to $10.9 million for the same period in 2019, a 200% increase. We have identified over 14,000 licensed hemp and cannabis growers in the United States and believe there is significant room for us to expand our base of commercial customers.

E-Commerce Strategy

Our online revenues for the third quarter of 2020 was approximately $2.9 million compared to $1.4 million for the same period in 2019, an increase of 112%. For the nine months ended September 30, 2020, our online revenues were approximately $7.4 million compared to $3.1 million for the same period in 2019, an increase of 140%. New visitors to our website are over 100,000 per month. We rebranded our existing e-commerce operation, HeavyGarden.com and GrowGen.Pro, as growgeneration.com, which will be an omni-channel sales approach to enable e-commerce at all of our locations, providing our customers convenient ways to shop when and how they feel comfortable. We launched this strategy in September 2020. This omni-channel approach will provide 24/7 availability of products and allow our customers to “Buy Online and Pick Up In Store is currently being tested in several garden centers.” Customers will be able to shop online in all product departments and access descriptions, reviews and pictures of our products. Our customers can order online and they can choose to either have their products delivered directly to their growing facility (usually within 48 hours) or they can pick up the products at one of our stores (usually within 24 hours). We believe that this omni-channel initiative will result in a more seamless, convenient shopping experience for our customers and will drive financial results.

Distribution Channel

We have built a supply chain that currently spans through 31 locations across 10 states. We are in the process of building several operations that will serve as fulfillment service centers, in addition to serving the local retail and commercial customers. These garden/fulfillment centers will ship directly to a farm or home as well as to any commercial hydroponic store (including ours and others) in the United States. We have a fleet of trucks that allow us to deliver within the proximity of any of these locations.

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

We are also actively developing a line of private label products that we intend to sell through our garden centers under brands we own or control. Our strategy is to deliver high-quality products at a lower cost, and higher margin to us. To further our private label strategy, we acquired various trademarks in March 2019 to aid in branding our ‘in house’ products to our customers.  We introduced our first private labeled products under the Sunleaves brand in first quarter of 2020. Sales of our various private label products are over $1,000,000. This initial offering encompassed a broad variety of products ranging from trellis netting to plastic pots and organic nutrients. We intend to introduce additional private label products during 2020 and 2021. We believe that expanding our private label offerings will have a positive impact on our margins and profitability in the near term. We use various trademarks, trade names and service marks in our business, including Blueprint Controllers, Carbide, DuraBreeze, Elemental Solutions, GrowGeneration, GrowXcess, GuardenWare, Harvester’s Edge, HeavyGardens, Ion, MixSure+, OptiLUME, Power Matrix, Smart Support, Sunleaves, Sunspot, The Fountain for Automation, VitaPlant, and Where The Pros Go To Grow. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this filing are the property of their respective owners.

As we continue to monitor the COVID-19 situation, we are considered an “essential” supplier to the agricultural industry, suppling the nutrients and nourishment required to feed their plants. The Company has been opened during this difficult time. We have plans and procedures in place to ensure our customers and employees stay safe during this time of uncertainty. As a result of COVID-19 we reduced some hours of operations at the store level and some stores were closed on the weekends, starting in the later part of the first quarter of 2020. There have been some minor delays in vendor shipments as their warehouses and supply chain were affected by staffing shortages. The Company successfully implemented a will call and curb side pick-up process that is working well. All of us at GrowGeneration remain committed to the safety and well-being of our customers and employees. To do our part, GrowGeneration has committed to donate up to $500,000 of free product to local communities that have been severely affected. To date, COVID-19 related costs are $158,000 for payroll related and $29,000 for store masks, gloves, cleaning supplies and sneeze guards.

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

Our sales depend on the type of products we sell and the mix between consumables and non-consumables. Due to their nature, purchases of consumables results in repeat orders as customers seek to replenish their supplies. In 2020, approximately 60% of our sales were consumables. Generally, in markets where legalization of plant-based medicines is recent and licensors are ramping up their grow operations, there are more purchases of non-consumables for build-outs compared to purchases of consumables. In more mature markets, there are generally more purchases of consumables than non-consumables. Our sales are also impacted by our customer mix of commercial and non-commercial customers, as larger commercial customers may receive volume discounts. More than a majority of our sales is derived from our commercial customers.

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

Same-Store Sales

We assess the organic growth of our sales on a same-store basis. We believe that our assessment on a same-store basis represents an important indicator of comparative financial results and provides relevant information to assess our performance. New and acquired stores become eligible for inclusion in the comparable store base if the store has been under our ownership for the entire period in the same-store base periods for which we are including the store. For example, our same store sales for the three months and nine months ended September 30, 2020 and 2019 includes stores that operated for the entire quarter and year to date in both 2020 and 2019. We do not include any stores that were closed or consolidated during a particular period.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and 2019

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ Variance	% Variance
Net revenue	$55,007,475	$21,778,487	$33,228,988	153%
Cost of goods sold	40,436,707	15,276,906	25,159,801	164%
Gross profit	14,570,768	6,501,581	8,069,187	124%
Store operating costs	4,972,058	2,744,199	2,227,859	81%
Income from store operation	9,598,710	3,757,382	5,841,328	156%
Corporate operating expenses	4,498,934	2,625,541	1,873,393	71%
Operating income	5,099,776	1,131,841	3,967,935	351%
Other income (expense)	13,358	(82,142)	95,500
Net income, before taxes	5,113,134	1,049,699	4,063,435	387%
Provision for income taxes	(1,775,801)	-	(1,175,801)
Net income	$3,337,333	$1,049,699	$2,287,634	217.9%

Net revenue for the three months ended September 30, 2020 was approximately $55 million, compared to approximately $21.8 million for the three months ended September 30, 2019 an increase of approximately $33.2 million or 153%. The increase in revenues in 2020 was primarily due to 1) an increase in same store sales of $14.1 million or 73%, 2) 6 new stores opened or acquired at various times after September 30, 2019 that had revenues of $15.8 million for the quarter ended September 30, 2020 for which there were no revenues for the quarter ended September 30, 2019, 3) 1 store acquired in September 2019, that had revenues of $2.9 million for the quarter ended September 30, 2020, compared to revenues of $646,000 for the quarter ended September 30, 2019 and 4) an increase in e-commerce revenues of $1.5 million or 112% comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019. As noted in the chart below, the 20 same stores contributed revenue of $33.4 million for the quarter ended September 30, 2020, compared to revenues of $19.2 million for the quarter ended September 30, 2019, a 73% increase.

The Company operated the same 20 stores for the entire three months ended September 30, 2020 and 2019: five (5) in Colorado, four (4) in California, two (2) in Michigan, two (2) in Nevada, one (1) in Rhode Island, one (1) in Washington, three (3) in Maine and one (2) in Oklahoma. As the chart shows below, these same stores generated approximately $33.4 million in revenues for the three months ended September 30, 2020, compared to approximately $19.2 million in revenues for the three months ended September 30, 2019, an increase of 73%, primarily due to an increase in the number of commercial customers in those markets. Same store sales increased in all of the markets as noted below comparing September 30, 2020 to September 30, 2019.

	20 Same Stores All Markets
	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019	Variance	% Variance
Colorado market	$5,683,073	$4,155,798	1,527,275	37%
Rhode Island	6,936,543	2,177,808	4,758,735	219%
Michigan	2,968,690	1,172,653	1,796,037	153%
Oklahoma	5,081,746	3,361,443	1,720,303	51%
California market	6,557,500	4,457,195	2,100,305	47%
Washington market	404,161	310,699	93,462	30%
Maine market	4,451,835	2,446,502	2,005,333	82%
Nevada market	1,298,607	1,159,576	139,031	12%
Net revenue, all markets	$33,382,154	$19,241,674	$14,140,480	73%

The Company currently continues to focus on ten (10) markets and e-commerce noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions and openings, proprietary products and the continued development of our online omni-channel and Amazon revenues. In October 2020, the Company purchased the assets of Hydroponics Depot, located in Phoenix, AZ, which represents the Company’s 11th state.

	Sales by Market
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Variance	% Variance
Colorado	$5,683,073	$4,155,798	$1,527,275	36.8%
California	7,029,475	4,457,195	2,572,280	57.7%
Rhode Island	6,936,543	2,177,808	4,758,735	218.5%
Michigan	8,396,886	2,259,114	6,137,772	271.7%
Nevada	1,298,607	1,159,576	139,031	12%
Washington	404,161	310,699	93,462	30.1%
Oregon	1,937,185	0	1,937,185	-
Oklahoma	13,057,210	3,361,443	9,695,767	288.4%
Maine	4,451,835	2,446,502	2,005,333	82%
Florida	2,885,003	0	2,885,003	-
E-commerce	2,927,740	1,381,677	1,546,063	111.9%
Closed/consolidated locations	(243)	68,676	(68,919)	-
Total revenues	$55,007,475	$21,778,488	$33,228,987	152.6%

Revenues in the Colorado market increased approximately $1.5 million or 36.8% comparing the quarter ended September 30, 2020 to September 30, 2019. The increase in sales in the Colorado market is due to 1) the Company’s continued focus on increasing commercial sales, and 2) the acquisition of a new store in mid-January 2019.

Revenues in the California market increased approximately $2.6 million, or 57.7%. Same store revenues in the California market increased approximately $2.1 million over the same quarter in 2019 and the Concord, CA acquisition in mid-August 2020 had revenues of approximately $472,000 for the quarter ended September 30, 2020.

Revenues in the Rhode Island market increased approximately $4.8 million or 218.5% primarily from its increased focus on commercial and multi-state commercial customers.

Revenues in the Michigan market increased approximately $6.1 million or 271.7% due to 1) the increase in same store revenues which increased $1.8 million or 153% primarily due to the increase in commercial accounts, 2) the acquisition of Grand Rapids in September 2019 that contributed $2.9 million in revenue in the quarter ended September 30, 2020 compared to $646,000 for the quarter ended September 30, 2019, 3) the acquisition of the West Lansing store in mid-June 2020 that was consolidated with our existing West Lansing store, that had revenues of $2.6 million for the quarter ended September 30, 2020 compared to $440,000 for the quarter ended September 30, 2019.

Revenues in the Nevada market were up 12%. The Las Vegas, Nevada store has been impacted by COVID-19 and their revenues were flat quarter to quarter but same store sales revenue in our Reno store were up 25%.

Revenues in the Washington market increased 30% comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019.

Revenues in Oregon were approximately $1.9 million and represents a new market from an acquisition in mid-December 2019.

Currently we have 4 stores in the Oklahoma market. Revenues in the Oklahoma market increased $9.7 million or 288% comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019. Same stores revenues increased 1.7 million or 51% comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019. The increase in revenues is also related to the addition of two new stores, one in November 2019 and one in March 2020 which contributed revenues of $8 million.

Revenues in Maine have increased $2 million or 82% comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019. The increase in revenues in primarily due to the increase in commercial customers.

Florida was a new market resulting from an acquisition in February 2020. Revenues in this market were $2.9 million for the quarter ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020 was approximately $40.4 million compared to approximately $15.3 million for the three months ended September 30, 2019 an increase of approximately $25.2 million or 164%. The increase in cost of goods sold was primarily due to the 153% increase in sales comparing the three months ended September 30, 2020 to the three months ended September 30, 2019. The increase in cost of goods sold is directly attributable to the increase in the number of stores open during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, and an increase in same store sales as discussed in more detail above.

Gross profit was approximately $14.6 million for the three months ended September 30, 2020, compared to approximately $6.5 million for the three months ended September 30, 2019, an increase of approximately $8.1 million or 124%. The increase in gross profit is primarily related to the 153% increase in revenues comparing the quarter ended September 30, 2020 to the quarter ended September 30, 2019. Gross profit as a percentage of revenues was 26.5% for the three months ended September 30, 2020, compared to 29.9% for the three months ended September 30, 2019. The decrease in the gross profit margin percentage is due to 1) a greater percentage of our revenues for the quarter ended September 30, 2020 in commercial and e-commerce revenues as a percentage of overall revenues that have lower margins and 2) in the first quarter of 2019 we acquired a significant amount of inventory from a vendor at a substantial discount, sales of this product in the third quarter of 2019 accounted for 5% of our overall revenue with higher margins. Commercial and e-commerce accounted for approximately 29.3% of overall sales for the quarter ended September 30, 2020 compared to 27.3% for the quarter ended September 30, 2019, resulting in a margin reduction of approximately 1.3 basis points. The Company has maintained a consistent margin for all of 2020.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Operating costs were approximately $9.5 million for the three months ended September 30, 2020 and approximately $5.4 million for the three months ended September 30, 2019, an increase of approximately $4.1 million or 76%. Store operating costs were $5 million for the three months ended September 30, 2020 compared to $2.7 million for the quarter ended September 30, 2019, an increase of 81%. The increase in store operating costs was directly attributable to 1) the 153% increase in revenues, 2) the addition of five (5) new locations that were added after September 30, 2019, and 3) two (2) locations added at various times in the quarter ended September 30, 2019 that were open for the entire quarter ended September 30, 2020. The addition of these 7 stores, discussed above, and a new warehouse facility were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of sales were 9% for the three months ended September 30, 2020, compared to 12.6% for the three months ended September 30, 2019, a 28% reduction. Store operating costs were positively impacted by 1) the opening of new and acquired stores throughout 2019 and 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume, and 2) a 73% increase in same store sales.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $4.5 million for the three months ended September 30, 2020, compared to approximately $2.6 million for the three months ended September 30, 2019. Corporate overhead was 8.2% of revenue for the three months ended September 30, 2020 and 12.1% for the three months ended September 30, 2019. The decrease in corporate overhead as a percentage of revenues for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 was primarily due to the leverage we are achieving through the increase in revenues not only from same store sales but through revenues from acquired and opened stores. Share based compensation for the three months ended September 30, 2020 was $1 million compared to $553,000 for the three months ended September 30, 2019. The increase in the amount of share-based compensation is primarily due to new executive compensation agreements effective January 1, 2020. Share based compensation as a % of revenues decreased from 2.5% for the three months ended September 30, 2019 to 1.9% for the three months ended September 30, 2020. The increase in salaries expense from approximately $1 million in the three months ended September 30, 2019 to $2.2 million for the three months ended September 30, 2020 was due primarily to the increase in corporate staff to support expanding operations, including purchased store integrations, new store openings, accounting and finance, information systems, purchasing and commercial sales staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of sales were 4% for the three months ended September 30, 2020 compared to 4.7% for the three months ended September 30, 2019. General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees, insurance, and bad debt expense was approximately $858,000 for the three months ended September 30, 2020 and approximately $804,000 for the three months ended September 30, 2019, with a majority of the increase related to advertising and promotion, professional and legal fees and insurance. General and administrative costs as a percentage of revenue were 1.6% for the three months ended September 30, 2020, and 3.7% for the three months ended September 30, 2019. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $1.5 million for the three months ended September 30, 2020, compared to approximately $801,000 for the three months ended September 30, 2019.

Net Income

Net income for the three months ended September 30, 2020 was approximately $3.3 million, compared to net income of approximately $1 million for the three months ended September 30, 2019, a positive change of approximately $2.3 million. The increase in net income for the quarter ended September 30, 2020 was primarily due to the 153% increase in revenues while store operating costs increased only 81%. Net income from store operations which was approximately $9.6 million for the quarter ended September 30, 2020, compared to approximately $3.8 million for the quarter ended September 30, 2019, an increase of $5.8 million or 155%. The increase in income from store operations were offset by increased corporate overhead, which was approximately $4.5 million for the quarter ended September 30, 2020, compared to approximately $2.6 million for the quarter ended September 30, 2019, an increase of $1.9 million. In addition, the Company reported a provision for income taxes of approximately $1.8 million for which there was no provision in the comparable period last year. In prior years, the Company was able to offset taxable income with net operating loss carryforwards. Those carryforwards were fully utilized this year, as such we commenced recorded a provision for income taxes. Of the total corporate overhead of $4.5 million, non-cash share-based compensation and depreciation was approximately $1.5 million. Increases in G&A and salaries in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 accounted for the remaining increase.

Comparison of the nine months ended September 30, 2020 and 2019

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Variance	% Variance
Net revenue	$131,440,820	54,349,092	$77,091,728	141.8%
Cost of goods sold	96,338,467	38,340,670	57,997,797	151.3%
Gross profit	35,102,353	16,008,422	19,093,931	119.3%
Store operating costs	12,523,594	7,360,525	5,163,069	70.1%
Income from store operations	22,578,759	8,647,897	13,930,862	161.1%
Corporate operating expenses	16,783,616	5,992,335	10,791,281	180.1%
Operating income	5,795,143	2,655,562	3,139,581	118.2%
Other income (expense)	(22,272)	(314,442)	292,170
Net income, before taxes	$5,772,871	2,341,120	3,431,751	146.6%
Provision for income taxes	(1,995,113)	-	(1,995,113)
Net income	$3,817,758	$2,341,120	$1,476,638	63.1%

Net revenue for the nine months ended September 30, 2020 was approximately $131 million, compared to approximately $54 million for the nine months ended September 30, 2019 an increase approximately $77 million or 142%. The increase in revenues in 2020 was primarily due to 1) 5 new stores opened or acquired after September 30, 2019 which had revenues of $27 million for the nine months ended September 30, 2020 for which there were no revenues for the nine months ended September 30, 2019, 2) 8 stores opened or acquired in early 2019, that had revenues of $38.7 million for the nine months ended September 30, 2020 compared to revenues of $15.7 million for the nine months ended September 30, 2019, 3) an acquired store June 2020 that was consolidated with an existing store, that on a combined basis had revenues of $5.5 million for the nine months ended September 30, 2020 compared to $1.5 million for the nine months ended September 30, 2019, 4) increase in same store sales of 59% comparing revenues for the nine months ended September 30, 2020 to the nine months ended September 30, 2019 and 5) an increase in e-commerce sales of $4.3 million or 140% comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. As noted in the chart below, the 13 same stores contributed revenue of $52.4 million for the nine months ended September 30, 2020 compared to revenues of $33 million for the nine months ended September 30, 2019, a 59% increase.

The Company operated the same 13 stores for the entire nine months ended September 30, 2020 and 2019: four (4) in Colorado, six (3) in California, two (2) in Michigan, one (1) in Nevada, one (1) in Rhode Island, one (1) in Washington and one (1) in Oklahoma. These same stores generated approximately $52.4 million in revenues for the nine months ended September 30, 2020, compared to approximately $33 million in revenues for the nine months ended September 30, 2019, an increase of 59%, primarily due to an increase in the number of commercial customers in those markets. Same store sales increased in all of the markets, except for Washington, as noted below comparing September 30, 2020 to September 30, 2019.

	13 Same Stores All Markets
	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	Variance	% Variance
Colorado	$10,560,433	$6,897,311	$3,663,122	53%
Rhode Island	13,999,030	5,735,736	8,263,294	144%
Michigan	6,701,100	3,300,886	3,400,214	103%
Oklahoma	5,544,250	4,630,998	913,252	20%
California	12,912,045	9,909,840	3,002,205	30%
Washington	1,070,141	988,239	81,902	8%
Nevada	1,600,894	1,552,035	48,859	3%
Net revenue	$52,387,893	$33,015,045	$19,372,848	59%

The Company currently continues to focus on ten (10) markets and the new e-commerce site noted below and the growth opportunities that exist in each market. We continue to focus on new store acquisitions and openings, proprietary products and the continued development of our online omni-channel and Amazon revenues.

	Sales by Market
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Variance	% Variance
Colorado	$14,441,674	$11,392,368	3,049,306	26.8%
California	17,253,908	12,228,377	5,025,531	41.1%
Rhode Island	13,999,030	5,735,736	8,263,294	144.1%
Michigan	20,983,911	5,414,648	15,569,263	287.5%
Nevada	3,444,252	2,979,641	464,611	15.6%
Washington	1,070,141	988,239	81,902	8.3%
Oregon	5,180,343	-	5,180,343	-
Oklahoma	30,590,141	7,420,962	23,169,179	312.2%
Maine	11,141,499	4,010,103	7,131,396	177.8%
Florida	5,887,424	-	5,887,424	-
E-commerce	7,448,772	3,099,310	4,349,462	140.3%
Closed/consolidated locations	(275)	1,079,708	(1,079,983)	-
Total revenues	$131,440,820	$54,349,092	$77,091,728	141.8%

Revenues in the Colorado market increased approximately $3 million or 26.8% comparing the nine months ended September 30, 2020 to September 30, 2019. The increase in revenues in the Colorado market is due to 1) the Company’s continued focus on increasing commercial revenues, and 2) the acquisition of a new store in mid-January 2019. Same store revenues in Colorado increased approximately $3.7 million or 53%.

Revenues in the California market increased approximately $5 million, or 41%. Same store revenues in the California market increased approximately $3 million or 30% over the same nine months in 2019 and the Palm Springs acquisition in mid-February 2019 had revenues of approximately $3.9 million for 2020 compared to $2.3 million for 2019.

Revenues in the Rhode Island market increased approximately $8.3 million or 144% primarily from its increased focus on commercial and multi-state commercial customers.

Revenues in the Michigan market increased approximately $15.6 million or 288% due to 1) an acquisition in September 2019 that contributed $8.8 million in revenue in the nine months ended September 30, 2020 compared to $646,000 for the nine months ended September 30, 2019, 2) an acquisition in mid-June 2020 that consolidated with an existing store that combined had revenues of $5.5 million for the nine months ended September 30, 2020 compared to $1.5 million for the nine months ended September 30, 2019, and 3) the increase in same store revenues which increased $3.4 million or 103% primarily due to the increase in commercial accounts.

Revenues in the Nevada market increased $465,000 or 15.6% due to 1) the acquisition of our Reno store in February 2019 which had revenues of $1.8 million in the nine months ended September 30, 2020 compared to revenues of $1.4 million for the nine months ended September 30, 2019, and 2) a 3% increase in same store revenues in the Las Vegas store.

Revenues in the Washington market increased by 8% comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. Washington currently is our smallest market.

Revenues in Oregon were approximately $5.2 million and represents a new market from an acquisition in mid-December 2019.

Currently we have 4 stores in the Oklahoma market. Revenues in the Oklahoma market increased $23.2 million or 312% comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. Same stores revenues increased 20% in Oklahoma City, the first store opened in October 2018. Revenue growth in 2020 was greatly enhanced by the addition of two new stores in Oklahoma that opened in mid-November 2019 and March 2020, that combined had revenues of $15.9 million for the nine months ended September 30, 2020 and no revenues for the nine months ended September 30, 2019.

Revenues in Maine have increased $7.1 million or 178% comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. The increase was primarily due to a new store opened January 31, 2019 and two new stores acquired in May 2019. The new store opened in early 2019 had revenues of $4.1 million in the nine months ended September 30, 2020, compared to $1.1 million for the nine months ended September 30, 2019. The two new stores acquired in May 2019, contributed $7.1 million in revenues for the nine months ended September 30, 2020, compared to $2.9 million for the nine months ended September 30, 2019.

Florida was a new market resulting from an acquisition in February 2020. Revenues in this market were $5.9 million for the nine months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2020 was approximately $96.3 million compared to approximately $38.3 million for the nine months ended September 30, 2019 an increase of approximately $58 million or 151%. The increase in cost of goods sold was primarily due to the 142% increase in revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. The increase in cost of goods sold is directly attributable to the increase in the number of stores open during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as discussed in detail above.

Gross profit was approximately $35.1 million for the nine months ended September 30, 2020, compared to approximately $16 million for the nine months ended September 30, 2019, an increase of approximately $19.1 million or 119%. The increase in cost of goods sold is primarily related to the 141.8% increase in revenues comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. Gross profit as a percentage of revenues was 26.7% for the nine months ended September 30, 2020, compared to 29.5% for the nine months ended September 30, 2019. The decrease in the gross profit margin percentage is due to 1) a greater percentage of our sale for the nine months ended September 30, 2020 in commercial and e-commerce revenues with lower margins compare to the nine months ended September 30, 2019 (30.6% vs 25.7%, respectively), and 2) in the first quarter of 2019 we acquired a significant amount of inventory from a vendor at a substantial discount, sales of this product during the nine months ended 2019 accounted for 4% of our overall revenue and high margins, resulting in an 1.1 basis points increase in margin. Commercial and e-commerce accounted for approximately 30.6% of overall revenues for the nine months ended September 30, 2020 compared to 25.7% for the nine months ended September 30, 2019.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $12.5 million for the nine months ended September 30, 2020 and approximately $7.4 million for the nine months ended September 30, 2019, an increase of approximately $5.2 million or 70%. The increase in store operating costs was directly attributable to 1) the addition of five (5) new locations that were added after September 30, 2019, and 2) eight (8) locations added at various times during the nine months ended September 30, 2019 that were open for the entire nine months ended September 30, 2020. The addition of these 13 stores, as discussed above, and the new warehouse facility were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of revenues were 9.5% for the nine months ended September 30, 2020, compared to 13.5% for the nine months ended September 30, 2019, a 30% reduction. Store operating costs were positively impacted by the opening of new and acquired stores throughout 2019 and acquisitions in 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume. As noted above, same store revenues increased 59% comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019, which also contributed significantly to lowering of the store operating costs as a percentage of revenues.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $16.8 million for the nine months ended September 30, 2020, compared to approximately $6 million for the nine months ended September 30, 2019. Corporate overhead was 12.8% of revenue for the nine months ended September 30, 2020 and 11% for the nine months ended September 30, 2019. The increase in corporate overhead as a percentage of revenues for the nine months ended September 30, 2020 was primarily due to the increase in non-cash share base compensation from approximately $1.1 million for the nine months ended September 30, 2019 to approximately $6.3 million for the nine months ended September 30, 2020, an increase of $5.2 million. The increase in non-cash share-based compensation was primarily the result of several new executive employment agreements which became effective January 1, 2020 which resulted in the vesting of common stock and common stock options at the start of the first quarter, as well as options issued in 2018 and 2019 for options vesting in 2020. The shares based awards associated with the new executive employment agreements resulted in approximately one-third of the award being recognized as an expense in the first three months of 2020, due to vesting, and the remaining two-thirds on the share-based awards are being recognized over a 24 month period commencing January 2020 and ending December 2021, based on shared based award vesting in future periods. The vesting of these shares and options was significantly higher in the first nine months of 2020 than they will be in the periods subsequent to September 30, 2020. The increase in salaries expense from 2019 to 2020, which increased from $2.5 million for the nine months ended September 30, 2019 to $5.9 million for the nine months ended September 30, 2020 was due primarily to the increase in corporate staff to support expanding store operations, including purchased store integrations, accounting and finance, information systems, purchasing and commercial revenues staff. It should be noted that when we consummate a new acquisition, purchasing and back office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and accounting and finance departments, thus delivering cost savings. Corporate salaries and related payroll costs as a percentage of revenues were 4.5% for the nine months ended September 30, 2020 and the nine months ended September 30, 2019.

General and administrative expenses comprised mainly of advertising and promotions, travel & entertainment, professional fees and insurance, was approximately $3.2 million for the nine months ended September 30, 2020 and approximately $1.9 million for the nine months ended September 30, 2019, with a majority of the increase related to advertising and marketing, insurance, consulting and legal fees. General and administrative costs as a percentage of revenue were 2.5% for the nine months ended September 30, 2020, and 3.5% for the nine months ended September 30, 2019. As noted earlier, corporate overhead, which includes non-cash expenses consisting primarily of depreciation and share based compensation, was approximately $7.6 million for the nine months ended September 30, 2020, compared to approximately $1.6 million for the nine months ended September 30, 2019, an increase of $6 million, primarily due to share-based compensation as previously discussed. Corporate overhead, excluding non-cash share-based compensation and depreciation, was $9.2 million for the nine months ended September 30, 2020 or 7% of revenues, compared to $4.4 for the nine months ended September 30, 2019, or 8.1% of revenues.

Net Income

Net income for the nine months ended September 30, 2020 was approximately $3.8 million, compared to net income of approximately $2.3 million for the nine months ended September 30, 2019, a positive change of approximately $1.5 million.

The net income for the nine months ended September 30, 2020 was primarily due to the 1) a 141.8% increase in revenues, 2) a 161% increase in income from store operations from $8.6 million for the nine months ended September 30, 2019 to $22.6 million for the nine months ended September 30, 2020, offset by 3) a $5.2 million increase in share-based compensation from approximately $1.1 million in 2019 to $6.3 million for the nine months ended September 30, 2020, and 4) income tax expense of $2 million for 2020 compared to $0 for 2019. In prior years, the Company was able to offset taxable income with net operating loss carryforwards. Those carryforwards were fully utilized this year, as such we commenced recorded a provision for income taxes. The total of non-cash expense, share-based compensation and depreciation was $7.6 million for the nine months ended September 30, 2020 compared to $1.6 million for the nine months ended September 30, 2019.

Operating Activities

Net cash provided by operating activities for nine months ended September 30, 2020 was approximately $3.7 million compared to net cash used by operating activities of approximately $(2.3) million for nine months ended September 30, 2019. Cash used in operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and amortization of debt discount. Non-cash adjustments totaled approximately $7.7 million and approximately $2 million for the nine months ended September 30, 2020 and 2019, respectively, so non-cash adjustments had a far greater positive impact on net cash provided by operating activities for the nine months ended September 30, 2020 than the same period in 2019. The net cash provided by operating activities, $3.7 million, for the nine months ended September 30, 2020 compared to the net cash used in operating activities, $(2.3) million for nine months ended September 30, 2019, a positive difference of $6 million, was primarily related to 1) the net income of approximately $3.8 million for the nine months ended September 30, 2020, 2) net increases in inventory and prepaids of approximately $(16.5) million, which had a negative impact, offset by 3) positive non-cash adjustments of approximately $7.7 million and 4) increases in accounts payable, customer deposits, income taxes and other current liabilities of approximately $9.6 million.

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $(2.3) million. This amount was primarily related to 1) net income of approximately $2.3 million, 2) positive non-cash adjustments of approximately $2 million, 3) increase in accounts payable and other current liabilities of approximately $4.3 million offset by 4) increases of inventory of approximately $7.3 million, accounts receivable of approximately $1.3 million and prepaids of approximately $2.2 million.

Net cash used in investing activities was approximately $6.9 million for the nine months ended September 30, 2020 and approximately $10.2 million for the nine months ended September 30, 2019. Investing activities in 2020 were primarily attributable to a store acquisition ($4 million), vehicles and store equipment purchases ($2.1 million) and intangible assets $(.8 million). Investing activities in for the nine months ended September 30, 2019 were primarily related to store acquisitions approximately $(8.5) million, the purchase of vehicles and store equipment to support new store operations of approximately $(1.5) million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $45.6 and was primarily attributable to proceeds from the sale of common stock in a public offering, $44.6 million, exercise of warrants of approximately $1.1 million, offset by debt principal payments of approximately $74,000. Net cash provided by financing activities for nine months ended September 30, 2019 was $13.8 million and was primarily from proceeds from the sale of common stock and exercise of warrants of $14.1 million, offset by debt principal payments of approximately $340,000.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	September 30, 2020	September 30, 2019
Net income	$3,337,333	$1,049,699
Income taxes	1,775,801	-
Interest	142	27,067
Depreciation and Amortization	443,578	247,715
EBITDA	5,556,854	1,324,481
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,022,137	553,492
Amortization of debt discount	-	114,210

Adjusted EBITDA	$6,578,991	$1,992,183

Adjusted EBITDA per share, basic	$.14	$.06
Adjusted EBITDA per share, diluted	$.13	$.05

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net income	$3,817,758	$2,341,120
Income taxes	1,955113	-
Interest	19,728	35,757
Depreciation and Amortization	1,270,398	538,847
EBITDA	7,062,997	2,915,724
Share based compensation (option compensation, warrant compensation, stock issued for services)	6,324,109	1,075,735
Amortization of debt discount	-	356,306

Adjusted EBITDA	$13,387,106	$4,347,765

Adjusted EBITDA per share, basic	$.32	$.14
Adjusted EBITDA per share, diluted	$.30	$.13

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had working capital of approximately $83 million, compared to working capital of approximately $30.6 million as of December 31, 2019, an increase of approximately $52.4 million. The increase in working capital from December 31, 2019 to September 30, 2020 was due primarily to 1) proceeds from the a public offering of common stock resulting in net proceeds of $44.6 million, 2) exercise of warrants totaling approximately $1.1 million during the nine months ended September 30, 2020 and 3) the increase in net cash provided by operations. At September 30, 2020, we had cash and cash equivalents of approximately $55.3 million. Currently, we have no demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts less an allowance for doubtful accounts and do not bear interest. The allowance for doubtful accounts is based on our estimate of the amount of probable credit losses in our accounts receivable. We determine the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectability, and balances are charged off against the allowance when we determine that the potential for recovery is remote. An allowance for doubtful accounts of approximately $364,262 and $291,372 has been reserved as of September 30, 2020 and December 31, 2019, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of September 30, 2020, and December 31, 2019, we do not believe that we have significant credit risk.

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

Long-lived Assets

We evaluate the carrying value of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. No impairment was determined as of September 30, 2020 and December 31, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020.

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

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2020 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that these financial statements may be relied upon.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2020.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
Monty Lamirato, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)