Form 10-K
period 2020-12-31
GrowGeneration Corp.
filed 2021-03-29
CIK 1604868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020: $236,600,250.

As of March 26, the Company had 58,459,742 shares of its common stock issued and outstanding, par value $0.001 per share.

Document Incorporated by Reference

Portions of a definitive proxy relating to the registrant’s 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

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

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “GrowGeneration”, refer to GrowGeneration Corp. and its subsidiaries, including GrowGeneration Pueblo Corp, GrowGeneration California Corp., Grow Generation Nevada Corp., GrowGeneration Washington Corp., GrowGeneration Rhode Island Corp., GrowGeneration Michigan Corp, GrowGeneration Oklahoma Corp, GrowGeneration New England Corp, GrowGeneration Canada Corp, GrowGeneration HG Corp, GrowGeneration Hemp Corp, GGen Distribution Corp., GrowGeneration Management Corp., GrowGeneration Florida Corp., and Charcoir, Inc. on a combined basis.

ITEM 1. BUSINESS

Background

GrowGeneration Corp. (together with all of its wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of fifty two (52) retail hydroponic/gardening stores across 12 states, with eighteen (18) in the state of California, six (6) in the state of Michigan, eight (8) located in the state of Colorado, five (5) in the State of Oklahoma, five (5) in Maine, two (2) in the state of Nevada, two (2) in the state of Washington, two (2) in the state of Oregon, one (1) in the state of Rhode Island, one (1) in the state of Florida, one (1) in the state of Arizona, one (1) in the state of Massachusetts, one (1) in the state of Arizona, an online e-commerce store, GrowGeneration.com and a commercial e-commerce platform, Agron.io. We recently announced the signing of two leases in Los Angeles and Rancho Dominguez, CA, which are our 53rd and 54th locations. Proprietary brands owned by the Company include Canopy Crop Management Corp, CharCoir Inc, and the Company introduced several private-label brands across multiple product categories from LED lighting to nutrients and additives and other products for indoor cultivation.

Our plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout North America.

Markets

GrowGeneration sell thousands of products, including nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, vertical benching and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that are designed and intended for growing a wide range of plants. Hydroponics is a specialized method of growing plants using mineral nutrient solutions in a water solvent, as opposed to soil. This method is typically used for indoor cultivation to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit from these techniques by producing crops faster and with higher crop yields per acre as compared to traditional soil-based growers. Indoor growing techniques and hydroponic products are being utilized in new and emerging industries or segments, including the growing of cannabis and hemp. In addition, vertical farms producing organic fruits and vegetables also utilize hydroponics due to a rising shortage of farmland as well as environmental vulnerabilities including drought, other severe weather conditions and insect pests.

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

Controlled-environment agriculture (CEA) is a technology-based approach to maintain optimal growing conditions throughout the development of the crop. Production takes place within an enclosed growing structure such as a greenhouse or building. Plants are often grown using hydroponic methods in order to supply the proper amounts of water and nutrients to the root zone. CEA optimizes the use of resources such as water, energy, space, capital and labor. Different techniques are available for growing in controlled environment agriculture. The more viable option is vertical farming. Vertical farming has the ability to produce crops all year round in a controlled environment, with the possibility of increased yield by adjusting the amount of carbon and nutrients the plants receive.

Our target customer segments include the commercial growers in the plant-based medicine market, the craft grower and vertical farms who grow organically grown herbs and leafy green vegetables. The landscape for hydroponic retail stores is very fragmented, with numerous single stores which we consider “targets” for our acquisition strategy. Further, the products we sell are in demand due to the ever-increasing legalization of plant-based medicines, primarily cannabis and hemp, and the increasing number of licensed cultivation facilities in North America. Total sales for the hydroponic equipment industry are projected to surpass $16 billion by 2025. The Company believes there are over 15,000 active cannabis cultivation licenses in North America. The average cultivation facility is approximately 36,000 sq. ft. and over 34,000,000 pounds of cannabis is projected to be cultivated by 2025.

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employ approximately 590 employees, a majority of them we have branded as “Grow Pros”. Currently, our operations span over 800,000 square feet of retail and warehouse space.

We operate our business through the following business units:

●	Retail: 52 hydroponic/gardening centers focused on serving growers and cultivators.

●	Commercial: Sales to commercial customers, including large multi-state operators and cultivators.

●	E-Commerce/Omni-channel: Our e-commerce operation, includes GrowGeneration.com and Agron.io, a business-to-business (B2B) online portal for commercial growers. GrowGeneration.com is currently adding “Buy online/Pick up in store” same day pick up service.

●	Distribution/Supply Chain: Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for direct shipments of products to garden center locations, pick, pack and ship for our online platforms and direct fulfillment to our commercial customers.

●	Proprietary Brands and Private Label: GrowGeneration sells a variety of products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, vertical benching, environmental control systems and accessories for hydroponic gardening. Our supply chain includes thousand’s stock keeping units (“SKUs”) across 16 product departments. Over 60% of our products are consumables, that feed the plants, generating recurring orders by our customers. Our strategy is to supply products to two groups of customers: commercial growers and craft growers that require a local center to fulfill their daily and weekly growing needs. We have developed a line of private label products that we are selling through our garden centers under proprietary brands we own and trademarked. Our strategy is to deliver a one-stop shopping experience, through selection, service and solutions for our customers.

Store Acquisitions and New Store Openings

Core to our growth strategy is to expand the number of our retail garden centers throughout North America. The hydroponic retail landscape is fragmented, which allows us to acquire the “best of breed” hydroponic operations. In addition to the 12 states we are currently operating in, we have identified new market opportunities in states that include Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi and Missouri. In 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and completed eight (8) acquisitions, adding 14 new locations in 2020. The Company acquired 14 new locations in the first quarter of 2021 and has an active target pipeline of acquisitions which are planned to close in 2021.

Commercial Sales Division

Our commercial division is focused on selling end to end solutions for large commercial cultivators. When a commercial customer gains a new cultivation license, they will need to purchase lighting, benching, environmental control systems, irrigation, fertigation and other products to outfit their cultivation facility. Commercial customers typically purchase in larger dollar amounts and sizes of products. We offer commercial customers volume pricing, terms and financing. Our commercial team manages thousands of commercial accounts across North America. Our commercial division collectively contributed approximately $49 million in revenue for 2020 compared to approximately $17 million for 2019, a 189% year over year increase. We have identified over 15,000 active licensed growers in North America and believe there is significant room for us to expand our base of commercial customers.

E-Commerce/Omni-Channel Division

Our digital strategy is focused on capturing the home, craft and commercial grower online. GrowGeneration.com offers over 10,000 hydroponic products, all curated by our product team. GrowGeneration.com offer customers the option to have their orders shipped directly to their locations, anywhere in North America or alternatively customers can buy online and pick up in store. Revenue for 2020 was approximately $10.6 million compared to approximately $4.8 million for 2019, an increase of 123%. New visitors to our website were 1.2 million in 2020 versus 477,000 in 2019, an increase of 152% year over year. Our online garden center closed 17,000 transactions in 2020 versus 6,300 in 2019, an increase of 170%. On March 19, 2021, the Company purchased, Agron.io. a leading wholesale agriculture portal that allows commercial growers to manage their purchasing and logistics in one platform. Powered by proprietary ERP technology, Agron.io offers commercial pricing, real-time inventory and one of the largest product catalog in the industry, with over 10,000 products in over 60 categories, including greenhouses, extraction, hemp, and commercial equipment. The platform manages real-time product updates, tier-pricing changes, case quantities, pallet quantities, profit margin projections, hazmat fees, ETL/UL listings and state chemical regulations, as well as guarantees the latest shipping rates using API Pallet.

Supply Chain

Our supply chain currently spans 800,000 sq. ft. of retail and warehouse space, across 52 locations and 12 states. Today, we operate distribution and fulfillment out of our 60,000 sq. ft location in Sacramento, CA and 40,000 sq. ft. in Tulsa, OK. The Company announced on March,9, 2021 the addition of a total of 122,000 sq. ft., including 52,000 sq. ft. in downtown Los Angeles, CA and 70,000 sq. ft. in Rancho Dominguez, CA, that will serve as warehousing for our private-label products, distribution and fulfillment for the Company. We are in the process of building several additional locations that will serve as fulfillment service centers, that include a 25,000 sq. ft. location in Phoenix, AZ. and a 58,000 sq. ft. location in Medley, FL. The Company expects these locations to be open by the summer of 2021.

Proprietary Brands and Private Label

GrowGeneration purchased Canopy Crop Management Corp., in December 2020, the developer of the popular Power Si line of monosilicic acid products, a widely used nutrient additive for plants. On March 12, 2021, the Company purchased Char Coir, a line of premium coco pots, cubes and medium. Both Power Si and Char Coir are brands that generate over $10,000,000 in annual sales. We believe that expanding our private label offerings will have a positive impact on our margins and profitability in the near term. We use various trademarks, trade names in our private- label business, including Ion Lighting, Sunleaves, powder nutrients and additive line, Optilime Bulbs, Blueprint controllers and timers, Growxcess pots and containers, Harvest Edge, pruners, trellis and other gardening accessories, and Durabreeze fans and dehumidifiers. Both “GrowGeneration” and “Where the Pros Go to Grow” are trademarks used to brand and market our garden centers across North America.

Competitive Advantages

As the largest chain of hydroponic garden centers by revenue and number of stores in the United States based on management’s estimates, we believe that we have the following core competitive advantages over our competitors:

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

Community Service and Charity

The Company has recently announced its partnership with Whole Cities Foundation. Founded by Whole Foods Market in 2014, the independent, nonprofit organization is based in Austin, Texas, and has partnered with more than 190 community organizations in 100 cities across the U.S. to build thriving local food systems and improve health. The first project, with Whole Cities, through its Fresh, Healthy Food Access Grant program, has been with Newark Science & Sustainability and Greater Newark Conservancy over the past 4 years.  Both organizations had identified hydroponic growing as a goal for their community plans.  Each group will benefit from an equipment grant. These first two opportunities are part of a pilot that we expect will yield learnings over the course of the year. GrowGeneration will provide equipment and expertise and partner with Whole Cities to evaluate community impact.

As we have built a national chain of hydroponic garden centers, it has always been our mission to give back to the local communities. In our day-to-day operations, we see the results growing hydroponically. We could not be prouder to partner with Whole Cities to donate hydroponic equipment and supplies to their local communities to help them with their gardens and increase the quality of their food production. Our staff of approximately 590 dedicated team members, the majority of whom are experienced in how to grow hydroponically, are energized to lend a hand and their personal time to support Whole Cities. It is rewarding to watch a community, come together, parents and children, and produce the largest tomatoes and produce in their community!

Further, in December 2020, the Company donated $10,000 to the Make- A- Wish Foundation to grant “a wish” to a child. The Company is an active contributor and supporter of the Make-A-Wish Foundation.

How We Evaluate Our Operations

Sales

The Company generates sales primarily from the sale of hydroponic garden products, including nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, vertical benching, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products. The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services at which point, the performance obligation is satisfied. Sales and other taxes collected concurrent with revenue producing activities are excluded from revenue. Customer deposits and lay away sales are not reported as revenue until final payment is received and the merchandise has been delivered.

Our sales depend on the type of products we sell and the mix between consumables and non-consumables. Due to their nature, purchases of consumables result in repeat orders as customers seek to replenish their supplies. In 2020, approximately 60% of our sales were consumables. Generally, in new markets where legalization of plant-based medicines is recent and licensors are ramping up their grow operations, there are more purchases of non-consumables for buildouts compared to purchases of consumables. In more mature markets, there are generally more purchases of consumables than non-consumables. Our sales are also impacted by our customer mix of commercial and non-commercial customers, as larger commercial customers may receive volume discounts. More than a majority of our sales are derived from our commercial customers.

Gross Profit

We calculate gross profit as sales less cost of goods sold. Cost of goods sold consists of cost of product sold and freight. Gross profit excludes depreciation and amortization, which are presented separately in our consolidated statement of operations.

Our overall gross profit margin varies with our product mix, in particular the percentage of sales of consumable products versus non-consumables, such as in connection with buildouts, during a particular quarter. In addition, our customer mix impacts gross profit margin due to larger commercial customers receiving discounts.

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

Same-Store Sales

We assess the organic growth of our sales on a same-store basis. We believe that our assessment on a same-store basis represents an important indicator of comparative financial results and provides relevant information to assess our performance. New and acquired stores become eligible for inclusion in the comparable store base if the store has been under our ownership for the entire period in the same-store base periods for which we are including the store. For example, our same store sales for the full year 2020 and 2019 includes 21 stores that operated for the entire year. We do not include any stores that were closed or consolidated during a particular period.

Research and Development

The Company has not incurred any research and development expenses during the period covered by this report.

Customers and Suppliers

Our key customers vary by state and are expected to be more defined as the Company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing activity. Currently, none of our customers accounted for more than 5% of our sales in 2020 or 2019.

Our key suppliers include several manufacturers and distributors such as Hawthorne Garden Supply, Hydrofarm, Fluence Engineering, Advanced Nutrients, House and Gardens, FoxFarm Fertilizer, Canna, USA, and others. All the products purchased and sold are applicable to indoor and outdoor growing for organics, greens, and plant-based medicines. As of December 31, 2020, two suppliers represented 41% of all our purchases, a decrease of 18% from 2019. The Company is of the opinion that the loss of either supplier would not have a material adverse impact on our business. The Company maintains direct manufacturing agreements with many vendors.

Acquisitions

The Company purchased a total of 14 stores in 2020 and 14 stores through March 12, 2021. The Company also completed the acquisitions of two leading product companies, Canopy Crop Management in December 2020 and Char Coir, on March 14, 2021.

Acquisition completed in 2021, Subsequent to year-end December 31, 2020

On March 19, 2021 the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6 million in cash and common stock valued at approximately $5.3 million.

On March 15, 2021 the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, CA. The total consideration for the purchase of 55 Hydroponics was approximately $6.1 million, including $5 million in cash and common stock valued at approximately $1.1 million.

On March 15, 2021 the Company purchased the assets of Aquarius, a hydroponic and organic garden store in Springfield, MA. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million.

On March 12, 2021 the Company purchased the assets of Charcoir Corporation, who sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.3 million, including $9.8 million in cash and common stock valued at approximately $6.5 million.

On February 22, 2021 the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, CA. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million.

On February 15, 2021 the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3 stores) and Oklahoma (1 store). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million.

On February 1, 2021 the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $411,000.

On January 25, 2021 the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.63 million, including $1.1 million in cash and common stock valued at approximately $526,000.

Acquisitions completed in 2020

On December 23, 2020, the Company acquired the assets of Canopy Crop Management and its complete portfolio of products including the Power SI brand of momo-silicic acid-enriched fertilizers. The total consideration for the purchase of Canopy Crop was approximately $9.2 million, including $5.4 million in cash and common stock valued at approximately $3.8 million.

On December 14, 2020, the Company acquired the assets of Grassroots, a three-store chain in California. The total consideration for the purchase of Grassroots was approximately $10 million, including $7.5 million in cash and common stock valued at approximately $2.5 million.

On November 17, 2020, the Company acquired the assets of The GrowBiz, a five-store chain with four stores in California and one store in Oregon. The total consideration for the purchase of The GrowBiz was approximately $44.7 million, including $17.4 million in cash and common stock valued at approximately $27.3 million.

On October 20, 2020 the Company acquired the assets of Big Green Tomato (“BGT”), a two-store chain in Battle Creek and Taylor, Michigan. The total consideration for the purchase of BGT was approximately $9.1 million, including $6.0 in cash and common stock valued at approximately $3.1 million.

On October 12, 2020, the Company acquired the assets of Hydroponics Depot, LLC, a single store located in Phoenix Arizona. The total consideration for the purchase of Hydroponics Depot, LLC was approximately $1.54 million, including $987,500 in cash and common stock valued at approximately $548,000.

On August 10, 2020 the Company acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden, in a transaction valued at $1 million. Acquired goodwill of approximately $618,000 represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On June 16, 2020 the Company acquired certain assets of H2O Hydroponics, LLC in a transaction valued at approximately $1.99 million. Acquired goodwill of approximately $1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On February 26, 2020, the Company entered into an asset purchase agreement through its wholly-owned subsidiary, GrowGeneration Florida Corp, to purchase the assets of Healthy & Harvest, LLC, with one location in Pembroke Pines, FL. The total consideration for the purchase of Healthy Harvest was approximately $2.9 million, including $1.8 million in cash and common stock valued at approximately $1.1 million. In connection with the purchase of the assets, the Company also entered a three-year commercial lease for warehouse space, effective February 26, 2020 and subleased the store space whose current lease expires July 31, 2021.

Seasonality

Our business is subject to some seasonal influences. Historically, our highest volume of sales occurs in our second and third fiscal quarters, and the lower volume occurs during our first or fourth fiscal quarter.

Competition

The markets in which we sell our products are highly competitive. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, as well as online product resellers and large online marketplaces such as Amazon.com and eBay. Our industry is a highly fragmented industry with over 1,000 retail hydroponic retailers throughout the U.S.

Notwithstanding the foregoing, we are the largest chain of hydroponic garden centers in North America and our pricing, inventory and product availability and overall customer service, provide us with the ability to compete in our industry. In addition, as we continue to increase the number of garden centers and inventory per store, we expect to be able to continue to purchase inventory at lower volume prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. The Company competes by delivering the widest selection of hydroponics products, end to end solutions for all types of cultivation environments, in-store sales and product support, direct manufacturer pricing and world-class customer service.

Intellectual Property and Proprietary Rights

Our intellectual property consists of our brands and their related trademarks, domain names and websites, customer lists and affiliations, product knowledge and technology, and marketing intangibles. We also hold rights to website addresses related to our business including websites that are actively used in our day-to-day business such as www.GrowGeneration.com. We own the federally registered trademark for “GrowGeneration®” “Where the Pros Go to Grow®”. In addition, we own several registered trademarks acquired in March 2019.

Government Regulation

We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 36 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also removes restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. We believe the recent passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities.

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

Employees

As of December 31, 2020, we had 360 full time employees and 47 part-time employees. No employees are subject to collective bargaining agreements. As of March 19, 2021, the Company has 590 employees.

Principal Offices

Our principal offices are located at 930 W 7th Ave, Suite A., Denver, CO 80204. Currently, we lease ten (10) facilities in the State of Colorado, twenty (20) in the State of California, three (3) in the State of Nevada, two (2) in the State of Washington, two (2) in the State of Oregon, two (2) in the state of Arizona, one (1) in the State of Rhode Island, six (6) in the State of Oklahoma, six (6) in the State of Michigan, five (5) in the State of Maine, three (3) in the State of Florida, all for our corporate and retail operations. In total the Company currently leases approximately 800,000 square feet of space, which consists primarily of 9,000 feet of corporate office space, 100,000 square feet of warehouse space and approximately 700,000 square feet of store space.

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

The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The pandemic involving the novel strain of coronavirus, or COVID-19, and the measures taken to combat it, may have adverse effect on our business. Public health authorities and governments at local, national and international levels have announced various measures to respond to this pandemic. Some measures that directly or indirectly impact our business include:

●	voluntary or mandatory quarantines;

●	restrictions on travel;

●	limiting gatherings of people in public places: and

Congestion at all ports, product delays from overseas.

Although we have been deemed an “essential” business by state and local authorities in the areas in which we operate, we have undertaken the following measures in an effort to mitigate the spread of COVID-19 including limiting store business hours and encouraging employees to work remotely if possible. We also have enacted our business continuity plans, including implementing procedures requiring employees working remotely where possible which may make maintaining our normal level of corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic has caused temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, the COVID-19 pandemic and mitigation efforts have also adversely affected our customers’ financial condition, resulting in reduced spending for the products we sell.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption.  Further, once we are able to restart normal business hours and operations doing so may take time and will involve costs and uncertainty. We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

Economic conditions could adversely affect our business.

Uncertain global economic conditions, in particular in light of the COVID-19 pandemic, could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

We face competition that could prohibit us from developing or increasing our customer base.

The specialty gardening and hydroponic product industry is highly competitive. More established gardening companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to sales of hydroponic growing equipment. Our competitors may also introduce new hydroponic growing equipment, and manufacturers may sell equipment direct to consumers. Due to this competition, there is no assurance that we will not encounter difficulties in increasing revenues and maintaining and/or increasing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our Chief Executive Officer, Darren Lampert, our President, Michael Salaman, and our Chief Operating Officer, Tony Sullivan. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

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

Certain of our products may be purchased for use in new and emerging industries or segments and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.

We sell hydroponic gardening products that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.

In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions. For example, certain countries and 34 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.

Our hydroponic gardening products are multi-purpose products designed and intended for growing a wide range of plants and are generally purchased from retailers by end users who may grow any variety of plants, including cannabis. Although the demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.

Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential acquisitions and strategic transactions. The areas where we may face risks in connection with acquisitions include, but are not limited to, the failure to successfully further develop the acquired business, the implementation or remediation of controls, procedures and policies at the acquired business, the transition of operations, users and customers onto our existing platforms, and cultural challenges associated with integrating employees from the acquired business into our organization, and retention of employees from the businesses we acquire. Our failure to address these risks or other problems encountered in connection with our acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. Also, the anticipated benefits and synergies of many of our acquisitions may not materialize.

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

Risks Related to Our Common Stock

There are risks, including stock market volatility, inherent in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These fluctuations may arise from general stock market conditions, the impact of risk factors described herein on our results of operations and financial position, or a change in opinion in the market regarding our business prospects or other factors, many of which may be outside our immediate control.

The shares of our common stock may experience substantial dilution by exercises of outstanding warrants and options.

As of the date hereof, we had outstanding warrants to purchase an aggregate of 1,393,472 shares of our common stock at a weighted average exercise price of $7.49 per share, and options to purchase an aggregate of 1,803,108 shares of our common stock (out of which 1,057,734 are vested as of this date) at a weighted average exercise prices of $3.92 per share. The exercise of such outstanding options and warrants will result in substantial dilution of your investment. In addition, our shareholders may experience additional dilution if we issue common stock in the future. Any of such dilution may have adverse effect on the price of our common stock.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our principal offices are located at 930 W 7th Ave, Suite A., Denver, CO 80204. Currently, we lease ten (10) facilities in the State of Colorado, twenty (20) in the State of California, three (3) in the State of Nevada, two (2) in the State of Washington, two (2) in the State of Oregon, two (2) in the state of Arizona, one (1) in the State of Rhode Island, five (5) in the State of Oklahoma, six (6) in the State of Michigan, five (5) in the State of Maine, three (3) in the State of Florida, all for our corporate and retail operations. In total the Company currently leases approximately 800,000 square feet of space, which consists primarily of 9,000 feet of corporate office space, 100,000 square feet of warehouse space and 691,000 square feet of store space. The Company also owns a 10,000 square foot store in Battle Creek, MI acquired in 2020.

	Number of Locations	Square feet	Lease Expiration Dates
Colorado	10	3,000-13,000	January 2022 to April 2026
California	20	3,300-70,000	Jan 2022 to June 2031
Nevada	3	5,000-8,800	Nov 2021-February 2022
Washington	2	2,000-8000	Jan 2022 – Aug 2022
Rhode Island	1	9,000	January 2023
Michigan	6	5,300-22,700	March 2023 to October 2030
Maine	5	4,000-8,500	February 2023 to June 2024
Oklahoma	5	5,000-40,700	September 2023 to February 2026
Arizona	2	7,000-25,400	April 2021 to May 2031
Oregon	2	8,000 - 15,000	Aug 2024 to Dec 2026
Florida	3	5,000 – 59000	July 2020 to June 2031

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company commenced trading on the Nasdaq Capital Market on December 2, 2019 under the symbol “GRWG”. Prior to that date, our stock traded on the OTCQX Best Market since October 10, 2017, prior to which it was traded on the OTCQB Market since November 11, 2016.

The following table sets forth, for each quarter for the years ended December 31, 2020 and 2019, the reported high and low bid prices of our Common Stock.

Quarter Ended	High Bid	Low Bid

December 31, 2020	$43.14	$14.52
September 30, 2020	$22.88	$6.47
June 30, 2020	$7.81	$3.06
March 31, 2020	$6.78	$2.62
December 31, 2019	$5.06	$3.45
September 30, 2019	$5.75	$3.10
June 30, 2019	$3.79	$2.53
March 31, 2019	$3.62	$2.18

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

The approximate number of stockholders of record as of March 24, 2021 was 114.  The number of stockholders of record does not include beneficial owners of our Common Stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Stock Options and Stock Awards

The Company has a 2014 Equity Compensation Plan (the “2014 Plan”) and an Amended and Restated 2018 Equity Compensation Plan (the “2018 Plan”). On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment was approved by shareholders on May 11, 2020.

From inception to December 31, 2020, we have granted stock options under our 2014 Plan to purchase an aggregate of 2,113,833 shares at exercise prices ranging from $0.60 to $5.11 per share. Of the total options granted as of December 31, 2020, 2,058,833 have been exercised and 5,000 have been forfeited, resulting in 50,000 options outstanding. In addition, as of December 31, 2020, 375,000 stock awards have been issued under our 2014 Plan.

From inception to December 31, 2020, we have granted stock options under our 2018 Plan to purchase an aggregate of 1,963,000 shares at exercise prices ranging from $2.25 to $17.39 per share. As of December 31, 2020, 438,895 options have been exercised and 37,667 forfeited under the 2018 Plan. In addition, as of December 31, 2020, 1,112,979 stock awards have been issued under our 2018 Plan.

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

OVERVIEW

GrowGeneration Corp. (together with all of its wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates e-commerce platforms,www.growgeneration.com and www.agron.io, Canopy Crop Management Corp, CharCoir Inc, and several proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.

2020 Store Footprint

Currently, the Company owns and operates a chain of fifty two (52) retail hydroponic/gardening stores, with eighteen (18) in the state of California, six (6) in the state of Michigan, eight (8) located in the state of Colorado, five (5) in the State of Oklahoma, five (5) in Maine, two (2) in the state of Nevada, two (2) in the state of Washington, two (2) in the state of Oregon, one (1) in the state of Rhode Island, one (1) in the state of Florida, one (1) in the state of Arizona, one (1) in the state of Massachusetts, an online e-commerce store, GrowGeneration.com and a B2B e-commerce platform, agron.io We recently announced the signing of two leases in downtown Los Angeles and Rancho Dominguez, CA, which are our 53rd and 54th locations. Our plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout North America. Revenue in 2020 was up 142.5% year over year, to $193.4 million. Adjusted EBITDA, for 2020 was approximately $19.2 million an increase of approximately $13.9 million over 2019, a 265% increase. We saw significant revenue increases in all key markets, Maine was up 144%, Oklahoma was up 255%, Michigan was up 243%, and Rhode Island was up 150%. Same store revenues include 13 stores that generated $72.3 million in revenues for the year ended December 31, 2020, compared to $44.3 million in revenues for 2019, an increase of 63%.

Store Acquisitions and New Store Openings

Core to our growth strategy is to expand the number of our retail garden centers throughout North America. The hydroponic retail landscape is fragmented, which allows us to acquire the “best of breed” hydroponic operations. In addition to the 12 states we are currently operating, we have identified new market opportunities in states that include Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi and Missouri. In 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and completed eight (8) acquisitions, adding 14 locations in 2020. To-date, the Company has acquired 14 new locations in the first quarter of 2021 and has an active target pipeline of acquisitions for the remainder of the year.

Commercial Sales Division

Our commercial division is focused on selling end-to-end solutions for large commercial cultivators. When a commercial customer gains a new cultivation license, they will need to purchase lighting, benching, environmental control systems, irrigation, fertigation and other products to outfit their cultivation facility. Commercial customers typically purchase larger amounts and sizes of products. We offer commercial customers volume pricing, terms and financing. Our commercial team manages thousands of commercial accounts across North America. Our commercial division collectively contributed approximately $49 million in revenue for 2020 compared to approximately $17 million for 2019, a 189% year over year increase. We have identified over 15,000 active licensed growers in North America and believe there is significant room for us to expand our base of commercial customers.

E-Commerce/Omni Channel Division

Our digital strategy is focused on capturing the home, craft and commercial growers online. GrowGeneration.com offers over 10,000 hydroponic products all curated by our product team. GrowGeneration.com offer customers the option to have their orders shipped directly to their locations, anywhere in North America or alternatively customers can buy online and pick up in store. Revenues for 2020 was approximately $10.6 million compared to $4.8 million for 2019, an increase of 123%. New visitors to our website were 1.2 million versus 477,000, an increase of 152% year over year. Our online garden center closed 17,000 transaction versus 6,300, an increase of 170%. On March 19, 2021, the Company purchased the business-to-business ERP platform, Agron.io. a leading wholesale agriculture portal that allows commercial growers to manage their purchasing and logistics in one platform. Agron.io offers commercial pricing, real-time inventory, and the largest product catalog in the industry, with over 10,000 products in over 60 categories, including greenhouses, extraction, hemp, and commercial equipment. The platform manages real-time product updates, tier-pricing changes, case quantities, pallet quantities, profit margin projections, hazmat fees, ETL/UL listings and state chemical regulations, as well as guarantees the latest shipping rates using API Pallet.

Supply Chain

Our supply chain currently spans approximately 800,000 sq. ft. of retail and warehouse space, across 52 locations and 12 states. Today, we operate distribution and fulfillment out of our 60,000 sq. ft location in Sacramento, CA and 40,000 sq. ft. in Tulsa, OK. We announced on March 9, 2021, the addition of a total of 122,000 sq. ft., including 52,000 sq. ft. in downtown Los Angeles, CA and 70,000 sq. ft. in Rancho Dominguez, CA that will serve as distribution and fulfillment locations for the Company. We are in the process of building several additional locations that will serve as fulfillment service centers, that includes a 25,000 sq. ft. location in Phoenix, AZ. and a 58,000 sq. ft. location in Medley, FL. We expect these locations to be opened by the summer of 2021.

Proprietary Brands and Private Label

GrowGeneration purchased Canopy Crop Management Corp., in December 2020, the developer of the popular Power Si line of monosilicic acids products, a nutrient additive for plants On March 12, 2021, the Company purchased Char Coir, a line of premium coco pots, cubes and medium. Both Power Si and Char Coir are brands that generate over $10,000,000 in annual sales. We believe that expanding our private label offerings will have a positive impact on our margins and profitability in the near term. We use various trademarks, trade names and service marks in our private- label business, including Ion Lighting, Sunleaves, powder nutrient and additive line, Optilume Bulbs, Blueprint controllers and timers, Growxcess pots and containers, Harvest Edge, pruners, trellis and other gardening accessories, and Durabreeze fans and dehumidifiers. Both GrowGeneration and Where the Pros Go to Grow are the trademarks used brand and market our garden centers across North America.

2020 Financial Results

Revenue in 2020 was up 142.5% year over year, to $193.4 million. Adjusted EBITDA, for 2020 was approximately $19.2 million an increase of approximately $13.9 million or 265% over 2019. Adjusted EBITDA per basic share, for 2020 was $0.44 compared to $0.16 for 2019. Our same store sales were up approximately 63% year over year. Store income as a percentage of revenue increased from 14.9% of revenues in 2019 to 16.7 % of revenues in 2020. Income from store operations increased $20.4 million, from $11.9 million in 2019 to $32.3 million in 2020. We saw significant revenue increases in all key markets, Maine up 144%, Oklahoma up 255%, Michigan up 243%, and Rhode Island up 150%. Our e-commerce store, GrowGeneration.com had revenues of approximately $10.6 million in 2020 up 123% from 2019. Our commercial division generated approximately $49 million in revenue all of which is reflected in store revenues versus $17 million in 2019, an increase of 188%. With our significant top line revenue growth, we reduced our store operating expenses to 9.7% of revenues in 2020 compared to 12.7% in 2019 and our corporate overhead, excluding non-cash share-based compensation and depreciation, declined to 7% as a percentage of our revenue for 2020 compared to 8.5% of revenues for 2019.

Acquisitions

The Company purchased a total of 14 stores in 2020 and 12 stores in 2021, as of March 19, 2021. The Company also completed the acquisitions of two leading product companies, Canopy Crop Management in December 2020 and Char Coir in March 2021.

On February 26, 2020, the Company entered into an asset purchase agreement through its wholly owned subsidiary, GrowGeneration Florida Corp, to purchase the assets of Healthy & Harvest, LLC, with one location in Pembroke Pines, FL. In connection with the purchase of the assets, the Company also entered a three-year commercial lease for warehouse space, effective February 26, 2020 and subleased the store space whose current lease expires July 31, 2020.

On June 16, 2020 we acquired certain assets of H2O Hydroponics, LLC in a transaction valued at approximately $1.99 million. Acquired intangibles and goodwill of approximately $1.4 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On August 10, 2020 we acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden, in a transaction valued at $1 million. Acquired intangibles and goodwill of approximately $840,000 represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On October 20, 2020 the Company acquired the assets of Big Green Tomato (“BGT”), a two-store chain in Battle Creek and Taylor, Michigan. The total consideration for the purchase of BGT was approximately $9.1 million, including $6.0 in cash and common stock valued at approximately $3.1 million.

On October 12, 2020, the Company acquired the assets of Hydroponics Depot, LLC, a single store located in Phoenix Arizona. The total consideration for the purchase of Hydroponics Depots LLC was approximately $1.54 million, including $987,500 in cash and common stock valued at approximately $548,000.

On November 17, 2020, the Company acquired the assets of The GrowBiz, a five-store chain with four stores in California and one store in Oregon. The total consideration for the purchase of The GrowBiz was approximately $44.7 million, including $17.4 million in cash and common stock valued at approximately $27.3 million.

On December 14, 2020, the Company acquired the assets of Grassroots, a three-store chain in California. The total consideration for the purchase of Grassroots was approximately $10 million, including $7.5 million in cash and common stock valued at approximately $2.5 million.

On December 23, 2020, the Company acquired the assets of Canopy Crop Management and its complete portfolio of products including the Power SI brand of mono-silicic acid-enriched fertilizers. The total consideration for the purchase of Canopy Crop was approximately $9.2 million, including $5.4 million in cash and common stock valued at approximately $3.8 million.

On January 25, 2021, the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.63 million, including $1.1 million in cash and common stock valued at approximately $526,000.

On February 1, 2021, the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $411,000.

On February 15, 2021, the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million.

On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, CA. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million.

On March 12, 2021 the Company purchased the assets of Charcoir Corporation, who sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.3 million, including $9.8 million in cash and common stock valued at approximately $6.5 million.

On March 15, 2021 the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, CA. The total consideration for the purchase of 55 Hydroponics was approximately $6.1 million, including $5 million in cash and common stock valued at approximately $1.1 million.

On March 15, 2021 the Company purchased the assets of Aquarius, a hydroponic and organic garden store in Springfield, MA. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million.

On March 19, 2021 the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6 million in cash and common stock valued at approximately $5.3 million.

CONDENSED RESULTS OF OPERATIONS

	For the Year Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2020	2019	(decrease)	Change

Sales	$193,365,479	$79,733,568	$113,631,911	142.5%
Cost of Sales	142,317,178	57,728,683	84,588,495	146.5%
Gross profit	51,048,301	22,004,885	29,043,416	132.0%
Operating expenses	42,610,712	20,421,726	22,188,986	108.7%
Income from operations	8,437,589	1,583,159	6,854,430	433.0%
Other income (expense)	141,680	(261,317)	402,997
Pre-tax net income	$8,579,269	$1,321,842	$7,257,427	549.0%
Income taxes	(3,250,891)	-	(3,250,891)
Net income	$5,328,378	$1,321,842	4,006,536	303.1%

Revenue

Net revenues for the year ended December 31, 2020 were approximately $193.4 million, compared to approximately $79.7 million for the year ended December 31, 2019, an increase of approximately $113.6 million, or 142.5%. The increase in revenues is due to 1) the addition of 14 new retail stores opened or acquired during 2020 for which revenues were $31 million, 2) 11 stores opened or acquired at various times during 2019 that were open for all of 2020 which had an increase in revenues of $51 million, 3) same store sales which increase 63% comparing 2020 to 2019, which had an increase in revenues of approximately $28 million, 4) an increase in our ecommerce sales of $5.9 million from 2019 to 2020 and 5) revenues of $300,000 from Canopy Crop Management Corp/Power SI, acquired in later December 2020.

While the Company continues to focus on the 11 geographic markets noted below and the growth opportunities that exist in each market, we also are focusing on new store acquisitions, proprietary products, private label products, and developing our online revenues with GrowGeneration.com and Amazon revenues.

	Revenue by Market
	Year Ended December 31, 2020	Year Ended December 31, 2019	Variance	% Variance
Colorado market	$19,642,710	$15,446,094	$4,196,616	27.2%
California market	26,791,509	15,409,573	11,381,936	73.9%
Rhode Island market	20,970,993	8,395,123	12,575,870	149.8%
Michigan market	31,834,740	9,268,460	22,566,280	243.5%
Maine market	15,159,115	6,203,649	8,955,466	144.4%
Nevada market	4,950,223	4,360,012	590,211	13.5%
Washington market	1,545,641	1,283,169	262,472	20.5%
Oklahoma market	41,837,827	11,793,303	30,044,524	254.8%
Florida market	8,994,926	-	8,994,926	-
Oregon market	8,237,695	153,856	8,083,839	5454.2%
Arizona market	2,418,102	-	2,418,102	-
E-commerce site	10,629,045	4,763,738	5,865,307	123.1%
Distribution	300,459	-	300,549	-
Hemp market	-	1,583,176	(1,583,176)	-
Closed/consolidated locations	52,494	1,073,415	(1,020,921)	95.1%
Total revenues	$193,365,479	$79,733,568	$113,631,911	142.5%

Overall revenues in the Colorado market increased approximately $4.2 million or 27%, as noted above, comparing the year ended December 31, 2020 to the year ended December 31, 2019. The increase in revenues was due to our continued focus on selling efforts in building growth in this market primarily the commercial market.

Our revenues in the California market have seen growth of approximately $11.4 million or 74% and the increase was primarily from 1) the addition of 8 new stores through acquisitions during 2020 that contributed $5 million in revenues, 2) 3 stores that comprise same store sales that had an increase in revenues of $4.4 million and 3) 1 store acquired in 2019 that had an increase in revenues of $2 million. The California market is the largest market in the US and is a continuous focus of the Company relative to its growth strategy.

Revenues in the Rhode Island market increased approximately $12.6 million or 150%. The primary reason for the increase in revenues in the Rhode Island market was primarily due to an increase in commercial sales with new regional and multi-state commercial customers.

Revenues in the Michigan market increased approximately $22.6 million or 244%. The increase was primarily from 1) increase in same store sales of $4.6 million, 2) two new stores acquired in 2020, that had revenues of $1.9 million, 3) one acquisition in the third quarter of 2019 that resulted in an increase in revenues of $9.7 million and 4) an acquisition of a new store in Lansing in 2020 that was consolidated with an existing store in Lansing that had an increase in revenues of $6.4 million.

Revenues in the Maine market increased approximately $8.9 million or 144%. Maine was a new market in 2019 as a result of a new store opening in February 2019 and the acquisition of two stores in May 2019. 2020 represented a full year of revenues for the three stores.

Our revenues in the Nevada market increased by approximately $590,000 or 13.5%, with the increase pretty evenly split between or Las Vegas and Reno stores.

Revenues in the Washington market increased $262,000 or 21%, as the Company continues to focus on adding commercial customers in this market.

The Company opened its first store in Oklahoma in October 2018, followed by new store openings in February 2019, November 2019 and March 2021. Oklahoma has been a significant new market for the Company contributing sales of $41.8 million in 2020 compared to $11.8 million for 2019, an increase for $30 million or 255%. The Company has a very strong presence in this market and has generated strong sales in both commercial and non-commercial customers.

Florida was a new market for us in 2020 as a result of an acquisition in that market in February 2020. Revenues were approximately $9 million for 2020. The market serves a large number of commercial customers.

Revenues in the Oregon market were $8.2 million in 2020 compared to $154,000 in 2019. Oregon was a new market with an acquisition in late December 2019, and an additional acquisition in November 2020.

Arizona was also a new market for the Company in 2020, with an acquisition in October 2020. Revenues were $2.4 million, and we service both commercial and retail customers from this location.

The ecommerce revenues generated for GrowGeneration.com had an increase in revenue in 2020 of approximately $5.9 million or 123% from $4.8 million in 2019 to $10.6 million in 2020. The ecommerce growth is a result of marketing driving a significant number of new customers to the website.

Same Store Sales

The Company had the same 13 stores (4 in Colorado, 3 in California, 2 in Michigan, 1 in Washington, 1 in Oklahoma, 1 in Rhode Island and 1 in Nevada) opened for the entire year ended December 31, 2020 and 2019. These same stores generated $72.3 million in revenues for the year ended December 31, 2020, compared to $44.3 million in revenues for 2019, an increase of 63%. The increase in revenues in these 13 same store sales was primarily an increase in commercial sales and from an increase in walk in traffic.

	13 Same Stores
	Year ended	Year ended
	December 31, 2020	December 31, 2019	Variance
Net revenue	$72,262,535	$44,311,920	$27,950,615

Cost of Sales

Cost of sales for the year ended December 31, 2020 increased approximately $84.6 million or 146.5%, to approximately $142.3 million, compared to $57.7 million for the year ended December 31, 2019. The increase in cost of goods sold was directly attributable to the 142.5% increase in revenues, as detailed above, comparing the year ended December 31, 2020 to 2019.

Gross profit was $51 million for the year ended December 31, 2020, as compared to $22 million for the year ended December 31, 2019, an increase of approximately $29 million or 132%. Gross profit as a percentage of sales was 26.4% for the year ended December 31, 2020, compared to 27.6% for the year ended December 31, 2019. The decrease in the gross profit margin percentage in 2020 was due to a greater percentage of commercial and ecommerce revenues as a percent of total revenue both of which have lower margins than in retail sales. Commercial and ecommerce represented 31% of all revenues for the year ended December 31, 2020 compared to 28% for the year ended December 31, 2019.

Operating Expenses

Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Store operating costs were approximately $18.7 million for the year ended December 31, 2020 and approximately $10.1 million for the year ended December 31, 2019, an increase of approximately $8.6 million or 85%. The increase in store operating costs was directly attributable to 1) the addition of 14 new retail stores opened or acquired during 2020 and 2) 11 stores opened or acquired at various times during 2019 that were open for all of 2020. The addition of these stores, as discussed above, were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of revenues were 9.7% for the year ended December 31, 2020, compared to 12.7% for the year ended December 31, 2019, a 24% reduction. Store operating costs were positively impacted by 1) the opening of new and acquired stores throughout 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume and 2) same store revenues increased 63% comparing the year ended December 31, 2020 to the year ended December 31, 2019, which also contributed significantly to lowering of the store operating costs as a percentage of revenues since the majority of store operating costs are fixed.

Corporate overhead, comprised of general and administrative costs, share based compensation, depreciation and amortization and corporate salaries, was approximately $23.9 million for the year ended December 31, 2020, compared to approximately $10.3 million for the year ended December 31, 2019. Corporate overhead was 12.4% of revenue for the year ended December 31, 2020 and 13% for the year ended December 31, 2019. Corporate overhead, excluding non-cash share-based compensation and depreciation and amortization, was 7.0% of revenues compared to 8.5% of revenues for 2019 shows that non-cash expenses was a larger component of overhead cost in 2020 compared to 2019. Non-cash costs included in corporate overhead was 5.3% of revenues for 2020 compared to 4.4% of revenues for 2019. The increase in non-cash expenses in corporate overhead as a percentage of revenues for the year ended December 31, 2020 was primarily due to 1) the increase in non-cash share-based compensation from approximately $2.5 million for the year ended December 31, 2019 to approximately $7.9 million for the year ended December 31, 2020, an increase of $5.4 million and 2) the increase in depreciation and amortization from approximately $1 million for the year ended December 31, 2019 to approximately $2.4 million for the year ended December 31, 2020. The increase in non-cash share-based compensation was primarily the result of several new executive employment agreements which became effective January 1, 2020, which resulted in the vesting of common stock and common stock options at the start of the first quarter, as well as options issued in 2018 and 2019 for options vesting in 2020. The share-based awards associated with the new executive employment agreements resulted in approximately one-third of the award being recognized as an expense in the first three months of 2020, due to vesting, and the remaining two-thirds on the share-based awards are being recognized over a 24-month period commencing January 2020 and ending December 2021, based on shared based award vesting in future periods. The vesting of these shares and options was significantly higher in 2020 than they will be in the periods subsequent to 2020. The increase in depreciation and amortization is due to the significant increase in both depreciable assets and acquired intangible assets being amortized over their useful lives. Salaries as a percentage of revenues were 4.4% for 2020 and 4.5% for 2019. The increase in salaries expense from 2019 to 2020, which increased $5.0 million, from $3.6 million for the year ended December 31, 2019 to $8.6 million for the year ended December 31, 2020 was due primarily to the increase in corporate staff to support expanding store operations, including management, purchased store integrations, accounting and finance, information systems, purchasing and commercial revenues support staff. It should be noted that when we consummate a new acquisition, purchasing and back-office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and centralized accounting and finance departments, thus delivering cost savings.

General and administrative expenses comprised mainly of marketing, travel & entertainment, professional fees and insurance, was approximately $5 million for the year ended December 31, 2020 and approximately $3.2 million for the year ended December 31, 2019, with a majority of the increase related to marketing, insurance (both property and casualty and director and officers liability insurance), professional and legal fees. The increase in professional and legal fees was due to the increase in acquisitions in 2020 and consulting fees for SOX 404 compliance. General and administrative costs as a percentage of revenue were 2.6% for the year ended December 31, 2020, and 4% for the year ended December 31, 2019.

Net Income

Net income for the year ended December 31, 2020 was approximately $5.3 million, compared to net income of approximately $1.3 million for the year ended December 31, 2019, an increase of $4 million. Net income for 2020 compared to 2019 was primarily impacted by a 142.5% increase in revenues, offset slightly by an increase in cost of goods sold of 147%. Store operating costs as a percentage of revenue was 9.7% in 2020 compared to 12.7% offsetting the increase in cost of goods sold. Store income as a percentage of revenue increased from 14.9% of revenues in 2019 to 16.7 % of revenues in 2020. Income from store operations increased $20.4 million, from $11.9 million in 2019 to $32.3 million in 2020. Corporate overhead, including non-cash costs, increased $13.6 million from $10.3 million in 2019 to $23.9 million in 2020. In addition, net income was impacted by the provision for income taxes which was $3.3 million for 2020 compared to $0 for 2019. The Company had significant net operating loss carryforwards which offset taxable income in 2019 thus resulting in no provision for income taxes.

CONDENSED Q4 2020 AND Q4 2019 RESULTS OF OPERATIONS

	For the Quarter Ended		Year to Year Comparison
	December 31,		Increase/	Percentage
	2020	2019	(decrease)	Change

Sales	$61,924,659	$25,384,476	$36,540,183	144%
Cost of Sales	45,978,711	19,338,013	26,590,698	137%
Gross profit	15,945,948	5,996,463	9,949,485	166%
Operating expenses	13,303,502	7,068,866	6,234,636	88%
Income (loss) from operations	2,642,446	(1,072,403)	3,714,849	346%
Other income (expense)	163,952	53,125	110,827
Pre-tax net income	$2,806,398	$(1,019,278)	$3,825,676	375%
Income taxes	(1,295,778)	-	(1,295,7789)
Net income	$1,510,620	$(1,019,278)	2,529,898	248%

Adjusted EBITDA	$5,604,131	$910,662	$4,693,469	515%
Adjusted EBITDA per share, basic	$.11	$.02	$.09	450%

Highlights of Results of Operations Comparing Q4 2020 to Q4 2019.

●	Revenues in Q4 2020 were $62 million, an increase of 144% primarily the result of the addition of 14 stores in 2020 and an increase in same store sales of 58%
●	Margins were 25.8% in Q4 2020 compared to 23.6% Q4 2019. Q4 2020 had lower write-offs from physical inventories, resulting in slightly higher margins.
●	Operating cost, both store operating costs and corporate overhead decreased substantially as a percentage of revenue. Store operating costs were 10% of revenues for Q4 2020 compared to 10.8% for Q4 2019. The decrease is due to a 58% increase in same store sales which reduces stores operating costs as a percentage of revenues. Corporate overhead was 11.5% of revenues for Q4 2020 compared to 17.1% for Q4 2019, a decrease of 33%, and corporate overhead costs do not rise commensurate with the increase in revenues.
●	Pre-tax net income was 4.5% of revenue for Q4 2020 compared to -4% for Q4 2019. The increase in margin and the decrease in both store operating costs and corporate overhead as a percentage of revenues resulted in the pre-tax net income of 4.5% of revenue.
●	Adjusted EBITDA was $5.6 million for Q4 2020 compared to $911,000 for Q4 2019, an increase of 515%

Cash Flow

Net cash used in operating activities for the year ended December 31, 2020 was approximately $214,000, compared to $3.3 million for the year ended December 31, 2019, a decrease of approximately $3.1 million. Cash provided by operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and changes in valuation allowances. Non-cash adjustment totaled approximately $11.1 million and approximately $4.4 million for the years ended December 31, 2020 and 2019, respectively, so non-cash adjustments had a greater positive impact on net cash used in operating activities for the year ended December 31, 2020 than the same period in 2019. Despite net income of approximately $5.3 million and non-cash adjustments of $11.1 million for 2020, these positive adjustments were offset by increases in inventory of $19.2 million, increases in trade accounts and notes receivable of $3.5 million and increases in prepaids and other current assets of $9 million, offset by increases in trade accounts payable of $10 million, customer deposits of $2.6 million and other current liabilities of $3.3 million. Despite net income of $1.3 million for the year ended December 31, 2019 and non-cash adjustments totaling $4.4 million, these positive adjustments were offset by increases in inventory of $10 million, increases in trade receivable of $3.8 million and increases in prepaids and other current assets of $2.1 million, offset by increases in trade accounts payable of $4.2 million, customer deposits of $2 million and other current liabilities of $495,000.

Net cash used in investing activities was approximately $45.8 million for the year ended December 31, 2020 and approximately $11.8 million for the year ended December 31, 2019. The increase in 2020 was due to the multiple asset acquisitions throughout 2020, 8 in total, in which we acquired inventory, fixed assets, goodwill and other intangibles of $40.8 million and the purchase of vehicles and store equipment to support new store operations of approximately $4 million. During 2019, we acquired 8 new stores in which we purchased inventory, fixed assets, goodwill and other intangibles of $9.5 million and the purchase of vehicles and store equipment to support new store operations of approximately $2.2 million.

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $211 million and represented proceeds from the sale of Common Stock and exercise of warrants, net of offering costs of $211.2 million, offset by payments of long-term debt of approximately $114,400 and stock redemptions of approximately $118,800. Net cash provided by financing activities for the year ended December 31, 2019 was approximately $13.5 million and was comprised of primarily proceeds from the sales of Common Stock and exercise of warrants, net of offering costs of $13.9 million, net of payments of long-term debt of $460,000.

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

As previously note, the Company has not been materially impacted by COVID, as such EBITDA has been adjusted to show the impact of covid costs which we believe to be non-recurring.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Year ended
	December 31, 2020	December 31, 2019
Net Income	$5,328,378	$1,321,842
Income taxes	3,250,891	-
Interest	14,053	401,497
Depreciation and Amortization	2,435,965	1,044,553
EBITDA	11,029,287	2,767,892
COVID costs	293,152	-
Share based compensation (option compensation, warrant compensation, stock issued for services)	7,856,163	2,490,535

Adjusted EBITDA	$19,178,602	$5,258,427

Adjusted EBITDA per share, basic	$.44	$.16
Adjusted EBITDA per share, diluted	$.41	$.16

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had working capital of approximately $222.9 million, compared to working capital of approximately $29 million as of December 31, 2019, an increase of approximately $193.9 million. The increase in working capital from December 31, 2019 to December 31, 2020 was due primarily to the net proceeds from the sale of Common Stock of $207.1 million and exercise of warrants totaling approximately $3.8 million. At December 31, 2020, we had cash and cash equivalents of approximately $177.9 million. Currently, we have no demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance of the sale of Common Stock, warrants and convertible debentures.

Financing Activities

On December 11, 2020 the Company consummated an underwritten public offering of 5,750,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock to cover over-allotments. The shares were sold at a public offering price of $30 per share, generating gross proceeds of $172.5 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses was approximately $162.5 million.

On July 2, 2020 the Company consummated an underwritten public offering of 8,625,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. The shares were sold at a public offering price of $5.60 per share, generating gross proceeds of $48.3 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses was approximately $44.6 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

As of January 1, 2019, the Company adopted the FASB ASU 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in ASC 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $3.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of GrowGeneration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2020.

Denver, Colorado

March 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GrowGeneration Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Connolly Grady & Cha, P.C

Certified Public Accountants

Springfield, Pennsylvania

  March 27, 2020

We have served as the Company's auditor since 2014

GROWGENERATION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$177,911,511	$12,979,444
Accounts receivable, net of allowance for doubtful accounts of $192,193 and $291,372 at December 31, 2020 and 2019	3,900,519	2,953,921
Notes receivable, current, net of allowance for doubtful accounts of $292,050 and $0 at December 31, 2020 and 2019	2,612,134	1,037,541
Inventory	54,024,491	21,576,609
Income tax receivable	655,253	-
Prepaids and other current assets	11,124,752	2,549,559
Total current assets	250,228,660	41,097,074

Property and equipment, net	6,475,130	3,340,616
Operating leases right-of-use assets, net	12,088,390	7,628,591
Notes receivables, net of current portion	1,199,743	463,747
Intangible assets, net	21,489,544	233,280
Goodwill	62,951,461	17,798,932
Other assets	300,767	377,364
TOTAL ASSETS	$354,733,695	$70,939,604

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,623,107	$6,024,750
Accrued liabilities	672,103	-
Payroll and payroll tax liabilities	2,655,427	1,072,142
Customer deposits	5,154,524	2,503,785
Sales tax payable	1,160,752	533,656
Current maturities of lease liability	3,000,684	1,836,700
Current portion of long-term debt	82,877	110,231
Total current liabilities	27,349,474	12,081,264

Deferred tax liability	750,430
Operating lease liability, net of current maturities	9,478,553	5,807,266
Long-term debt, net of current portion	157,987	242,079
Total liabilities	37,736,444	18,130,609

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 57,150,998 and 36,876,305 shares issued and outstanding as of December 31, 2020 and 2019, respectively	57,152	36,876
Additional paid-in capital	319,581,657	60,742,055
Accumulated deficit	(2,641,558)	(7,969,936)
Total stockholders’ equity	316,997,251	52,808,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,733,695	$70,939,604

The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Sales	$193,365,479	$79,733,568
Cost of sales	142,317,178	57,728,683
Gross profit	51,048,301	22,004,885

Operating expenses:
Store operations	18,723,794	10,095,422
General and administrative	5,009,710	3,172,019
Share based compensation	7,856,163	2,490,535
Depreciation and amortization	2,435,965	1,044,553
Salaries and related expenses	8,585,080	3,619,197
Total operating expenses	42,610,712	20,421,726

Net income from operations	8,437,589	1,583,159

Other income (expense):
Miscellaneous income (expense)	111,807	(4,545)
Interest income	43,926	144,725
Interest expense	(14,053)	(401,497)
Total non-operating income (expense), net	141,680	(261,317)

Net income before taxes	8,579,269	1,321,842

Provision for income taxes	(3,250,891)	-

Net income	$5,328,378	$1,321,842

Net income per share, basic	$.12	$.04
Net income per share, diluted	$.11	$.04

Weighted average shares outstanding, basic	43,944,879	32,833,594
Weighted average shares outstanding, diluted	46,456,249	33,910,154

The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	27,948,609	$27,949	38,796,562	$(9,291,778)	$29,523,733

Sale of Common stock and warrants, net of fees	4,123,254	4,123	12,639,510	-	12,643,633
Share based compensation			1,215,273		1,215,273
Common stock issued upon warrant exercise	1,757,913	1,758	1,298,141		1,299,899
Common stock issued upon exercise of options	10,000	10	5,990		6,000
Common stock issued upon cashless exercise of options	505,868	506	(506)		-
Common stock issued in connection with business combinations	969,553	969	3,624,411	-	3,625,380
Common stock issued upon conversion of convertible debt	1,258,608	1,259	2,404,010		2,405,269
Common stock issued for services	202,500	202	548,564		548,766
Common stock issued for accrued share-based compensation	100,000	100	210,100		210,200
Net income, As restated				1,321,842	1,321,842
Balances, December 31, 2019	36,876,305	$36,876	$60,742,055	$(7,969,936)	$52,808,995

Sale of common stock, net of fees	14,375,000	14,375	207,120,290	-	207,134,665
Common stock issued upon warrant exercise	1,369,754	1,370	3,840,401		3,841,771
Common stock issued upon cashless exercise of warrants	918,186	918	(918)		-
Common stock issued upon exercise of options	70,562	71	229,783		229,854
Common stock issued upon cashless exercise of options	694,281	694	(694)		-
Common stock issued in connection with business combinations	1,730,431	1,731	39,144,315		39,146,046
Common stock issued for assets	20,000	20	136,180		136,200
Common stock issued for services	50,000	50	(50)		-
Common stock issued for accrued payroll	324,674	325	717,206		717,531
Common stock issued for accrued share-based compensation	729,325	722	3,796,901		3,797,623
Common stock redemption	(7,520)		(118,785)		(118,785)
Share based compensation			3,974,973		3,974,973
Net income				5,328,378	5,328,378
Balances, December 31, 2020	57,150,998	$57,152	$319,581,657	$(2,641,558)	$316,997,251

The accompanying notes are an integral part of theses audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$5,328,378	$1,321,842
Adjustments to reconcile net income to net cash used in operating Activities:
Depreciation and amortization	2,435,965	1,044,553
Provision for doubtful accounts and notes receivable	213,503	172,135
Inventory valuation reserve	4,390	429,126
Amortization of debt discount	-	356,306
Stock based compensation	7,856,163	2,490,535
Deferred income taxes	750,430	-
Other	(126,694)	(66,536)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(3,470,690)	(3,764,947)
Inventory	(19,192,401)	(9,925,052)
Prepaid expenses and other assets	(9,237,416)	(2,061,701)
Increase (decrease) in:
Accounts payable and accrued liabilities	9,987,990	4,165,188
Operating leases	375,472	15,375
Customer deposits	2,650,739	1,987,747
Payroll and payroll tax liabilities	1,583,285	154,471
Sales taxes payable	627,096	341,698
Net Cash and Cash Equivalents (Used In) Operating Activities	(213,790)	(3,339,260)
Cash Flows from Investing Activities:
Assets acquired in business combinations	(41,400,900)	(9,458,743)
Purchase of property and equipment	(3,401,755)	(2,232,812)
Purchase of intangibles	(1,027,548)	(119,125)
Net Cash and Cash Equivalents (Used In) Investing Activities	(45,830,203)	(11,810,680)
Cash Flows from Financing Activities:
Principal payments on long term debt	(111,445)	(460,129)
Stock redemptions	(118,785)	-
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	211,206,290	13,949,532
Net Cash and Cash Equivalents Provided by Financing Activities	210,976,060	13,489,403

Net Increase (decrease) in Cash and Cash Equivalents	164,932,067	(1,660,537)
Cash and Cash Equivalents at Beginning of year	12,979,444	14,639,981
Cash and Cash Equivalents at End of year	$177,911,511	$12,979,444

Supplemental Information:
Common stock and warrants issued for prepaid services	$-	$96,000
Common stock issued for accrued payroll liability	$717,531	$210,200
Debt converted to equity	$-	$2,310,832
Assets acquired by issuance of stock	$39,282,246	$3,625,380
Cash paid for interest	$14,053	$45,191
Right to use assets acquired under new operating leases	$7,887,344	$6,210,395

The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

1.	NATURE OF OPERATIONS

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of fifty two (52) retail hydroponic/gardening stores across 12 states, with eighteen (18) in the state of California, six (6) in the state of Michigan, eight (8) located in the state of Colorado, five (5) in the State of Oklahoma, five (5) in Maine, two (2) in the state of Nevada, two (2) in the state of Washington, two (2) in the state of Oregon, one (1) in the state of Rhode Island, one (1) in the state of Florida, one (1) in the state of Massachusetts, one (1) in the state of Arizona, an online e-commerce store, GrowGeneration.com and a commercial e-commerce platform, Agron.io The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income.

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Use of Estimates, continued

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

As we continue to monitor the COVID-19 situation, the Company is considered an “essential” supplier to the agricultural industry, suppling the nutrients and nourishment required to feed their plants. The Company has remained open during this difficult time. We have plans and procedures in place to ensure our customers and employees stay safe during this time of uncertainty. As a result of COVID-19 we reduced some hours of operations at the store level and some stores were closed on the weekends, primarily in the later part of the first quarter of 2020. There have been some minor delays in vendor shipments as their warehouses and supply chain were affected by staffing shortages. The Company successfully implemented a will call and curb side pick-up process that is working well. Other than what has been disclosed above, we have not experienced adverse effects from COVID-19.

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

Revenue Recognition

The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services at which point, the performance obligation is satisfied. Sales and other taxes collected concurrent with revenue producing activities are excluded from revenue. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The Company monitors provisions for estimated returns. Payment for goods and services sold by the Company is typically due upon satisfaction of the performance obligations. Under certain circumstances, the Company does provide goods and services to customers on a credit basis (see Accounts Receivable, Notes Receivable and Concentration of Credit Risk below). The Company accounts for shipping and handling activities as a fulfillment costs rather than as a separate performance obligation. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as customer deposit in the accompanying consolidated balance sheets until the sale or service is complete.

Vendor Allowances

Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases.

Volume rebates, when earned, are recorded as a reduction in cost of sales or cost of inventory.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents are carried at fair market value and consist primarily of money market funds.

Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2020 and 2019, the Company had approximately $174 million and $11 million, respectively, in excess of the FDIC insurance limit.

Accounts Receivable, Notes Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at period-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. Credit is generally extended on a short-term basis thus receivables do not bear interest. Interest on past due balances are subject to an interest charge of 1.5% per month. At December 31, 2020 and 2019, the Company established an allowance for doubtful accounts of $192,193 and $291,372, respectively.

Notes receivable are stated at the amount the Company expects to collect from balances outstanding at period-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2020, the Company believes the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest, net of recognized allowance.

Notes receivable, generally have terms of 12-18 months and bear interest from 9-12% per annum. Generally, product sales that are the basis for the note receivable are collateral on the note receivable until the note is paid off. At December 31, 2020 and 2019, the Company established an allowance for doubtful accounts of $292,050 and $0, respectively.

We are exposed to credit risk in the normal course of business, primarily related to accounts and notes receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2020 and 2019, we do not believe that we have significant credit risk.

Inventory

Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (weighted average cost method) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

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

Estimated Lives
Vehicle	5 years
Building	20 years
Furniture and fixtures	5-7 years
Computers and equipment	3-5 years
Leasehold improvements	10 years not to exceed lease term

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Software and Website Development Costs

The Company accounts for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, Intangibles — Goodwill and Other. Computer software development costs and website development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include certain employee related expenses, including salaries, bonuses, benefits and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in intangible assets on the consolidated balance sheets.

●	The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications.

●	Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.

●	Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.

As of December 31, 2020 and 2019, capitalized software cost were $1,162,603 and $138,280, respectively, before accumulated amortization of $221,885 and $5,000, respectively.

Intangible Assets Acquired in Business Combinations

The Company values assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include, trade names, customer relationships, non-compete agreements. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for trade names, customer relationships, non-compete agreements are generally, five to six years.

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Leases

We account for leases in accordance with the FASB ASC 842, Leases. We assess whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance and are reviewed for impairment at least annually. The fair value of impaired notes receivable are determined based on estimated future payments discounted back to present value using the notes effective interest rate.

	Level	December 31, 2020	December 31, 2019
Cash equivalents	2	$163,418,055	-
Notes receivable	2	2,937,499	1,501,288
Notes receivable impaired	3	874,378	-
Accounts receivable	2	3,900,519	2,953,921

For the Level 3 assets measured at fair value on a non-recurring base at December 31, 2020, the significant unobservable inputs include the notes receivable effective interest rate of 10%.

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company’s tax returns are subject to tax examinations by U.S. federal and state authorities until their respective statute of limitation. Currently, the 2019, 2018 and 2017 tax years are open and subject to examination by taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities. The Company does not have any accrual for uncertain tax positions as of December 31, 2020.

Advertising

The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2020 and 2019 amounted to $996,420 and $736,656, respectively.

Earnings Per Share

The Company computes net earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options, restricted stock and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options, restricted stock and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Stock Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company estimates the fair value of stock options and warrants using the Black-Scholes option pricing model. The fair value of stock options and warrants granted is recognized as an expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

Recently Adopted Accounting Pronouncements

As of January 1, 2019, the Company adopted the FASB ASU 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in ASC 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $3.2 million.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

3.	RECENT ACCOUNTING PRONOUNCEMENTS, Continued

Recently Issued Accounting Pronouncements – Pending Adoption

In October 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance that updates various codification topics by clarifying or improving disclosure requirements. The standard is effective for annual periods beginning after December 15, 2020. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s financial conditions, results or operations, cash flows or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. In November 2019, the FASB issued ASU No. 2019-10, changing effective dates for the new standards to give implementation relief to certain types of entities. The Company is required to adopt the new standards no later than January 1, 2023 according to ASU 2019-10, with early adoption allowed. We are currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

3.	RECENT ACCOUNTING PRONOUNCEMENTS, Continued

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

4.	REVENUE RECOGNITION

Disaggregation of Revenues

The following table disaggregates revenue by source:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Sales at company owned stores	$182,736,434	$74,969,830

E-commerce sales	10,629,045	4,763,738
Total Revenues	$193,365,479	$79,733,568

Contract Balances

Depending on the timing of when a customer takes possession of product and when a customer makes payments for such product, the Company recognizes a customer trade receivable (asset) or a customer deposit (liability). The difference between the opening and closing balances of the Company’s customer trade receivables and the customer deposit liability results from timing differences between the Company’s performance and the customer’s payment and due to the acquisitions for the years ended December 31, 2020 and 2019.

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, 1/1/2020	$4,455,209	$2,503,785
Closing balance, 12/31/2020	7,712,396	5,154,524
Increase (decrease)	$3,257,187	2,650,739

Opening balance, 1/1/2019	$862,397	$516,038
Closing balance, 12/31/2019	4,455,209	2,503,785
Increase (decrease)	$3,592,812	$1,987,747

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

4.	REVENUE RECOGNITION, Continued

The Company also has customer trade receivables under longer term financing arrangements at interest rates ranging from 9% to 12% with repayment terms ranging for 12 to 18 months. Long term trade receivables at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Note receivable	$4,103,927	$1,501,288
Allowance for losses	(292,050)	-
Notes receivable, net	$3,811,877	1,501,288

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	December 31, 2020	December 31, 2019
Note receivable	$1,166,428	$1,501,288
Allowance for loses	(292,050)	-
Notes receivable, net	$874,378	1,501,288

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
Vehicle	$1,342,127	$1,148,993
Building	477,280	-
Leasehold improvements	1,987,991	884,685
Furniture, fixtures and equipment	5,738,798	2,858,777
	9,546,196	4,892,455
Accumulated depreciation and amortization	(3,071,066)	(1,551,839)

Property and equipment, net	$6,475,130	$3,340,616

Depreciation expense was $1,646,907 and $1,046,328 for the years ended December 31, 2020 and 2019, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill are as follows:

	December 31, 2020	December 31, 2019
Balance, beginning of period	$17,798,932	$8,752,909
Goodwill additions	45,152,529	9,046,023
Impairments	-	-
Balance, end of period	$62,951,461	$17,798,932

 GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

6.	GOODWILL AND INTANGIBLE ASSETS, Continued

Intangible assets on the Company’s consolidated balance sheets consist of the following:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$13,923,000	$(398,567)	$-	$-
Patents, trademarks	100,000	(9,051)	100,000	-
Customer relationships	6,297,000	(137,814)	-	---
Non-competes	796,000	(21,743)	-	-
Capitalized software	1,162,603	(221,884)	138,280	(5,000)
	$22,278,603	$(789,059)	$238,280	$(5,000)

Amortization expense for the years ended December 31, 2020 and 2019 was $789,058 and $5,000, respectively.

Future amortization expense is as follows:
2021	$4,378,876
2022	4,396,281
2023	4,169,321
2024	4,069,439
2025	3,563,940
2026	911,687
Total	$21,489,544

 GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

7.	INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended
	December 31, 2020	December 31, 2019
Income Tax Expense (benefit)
Current federal tax expense
Federal	$1,732,230	$479,000
State	768,231	-
Deferred tax (benefit)
Federal	$1,705,540	$(479,000)
State	226,590	-
Valuation allowance	(1,181,700)
Total	$3,250,891	$-

A summary of deferred tax assets and liabilities as of December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses	$-	$1,033,300
Deferred right to use lease liabilities	3,248,501	1,671,700
Stock based compensation	756,789	354,800
Inventory reserves	235,612	-
Warranty reserves	146,472	-
Accruals and other	180,345	160,200
	4,567,719	3,220,000
Deferred tax liabilities:
Deferred right to use lease assets	(3,146,758)	(1,678,300)
Accumulated depreciation and amortization	$(2,171,391)	$(360,000)
	(5,318,149)	2,038,300
Gross deferred tax asset (liability)	(750,430)	1,181,700
Valuation Allowance	-	(1,181,700)
Deferred tax asset (liability), net	$(750,430)	$-

We recorded a valuation allowance against all of our deferred tax assets as of December 31, 2019. Given our current earnings and anticipated future earnings, we believe that there was sufficient positive evidence available that allowed us to reach the conclusion that the valuation allowance will no longer be needed as of December 31, 2020. Release of the valuation allowance in 2020 resulted in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

7.	INCOME TAXES, Continued

The differences between the U.S. Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Federal statutory tax rate	21%	21%
State and local income taxes (net of federal tax benefit)	6%	4%
	27%	25%

Other	6%	-
Non-deductible compensation	3%	-
Incentive stock options	4%
Basis adjustments	12%	-
Valuation allowance	(14)%	(25)%
	38%	0%

8.	LONG-TERM DEBT

	December 31,
	2020	2019
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	$1,032	$7,109

Notes payable issued in connection with seller financing of assets acquired, interest at 1%, payable in 24 installments of $24,996, due and paid in full in February 2020	-	24,997

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	239,832	320,204
	$240,864	$352,310
Less Current Maturities	(82,877)	(110,231)
Total Long-Term Debt	$157,987	$242,079

Debt maturities as of December 31, 2020 are as follows:
2021	$82,877
2022	99,184
2023	58,803
$240,864

Interest expense for the years ended December 31, 2020 and 2019 was $14,053 and $45,191, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

9.	LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of retail and warehouse locations as well as office space. Our leases generally have remaining terms of 1-10 years, most of which include options to extend the leases for additional 3 to 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

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

	December 31, 2020	December 31, 2019
Right to use assets, operating lease assets	$12,088,390	$7,628,591

Current lease liability	$3,000,684	$1,836,700
Non-current lease liability	9,478,553	5,807,266
	$12,479,237	$7,643,966

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	3.5 years	3.9 years
Weighted average discount rate	7.6%	7.6%

	Year Ended December 31,
	2020	2019
Operating lease costs	$2,800,535	$1,914,161
Variable lease costs	1,071,089	525,292
Short-term lease costs	94,561	29,400
Total operating lease costs	$3,966,185	$2,468,853

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

9.	LEASES, Continued

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020:

2021	$4,118,220
2022	3,542,939
2023	3,025,729
2024	2,041,096
2025	1,676,619
Thereafter	2,379,935
Total lease payments	16,784,538
Less: Imputed interest	(4,305,301)
Lease Liability at December 31, 2020	$12,479,237

10.	CONVERTIBLE DEBT

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

During the year ended December 31, 2019, convertible debt and accrued interest of $2,405,269, net of unamortized debt discount of $674,581, was converted into 1,258,608 shares of common stock at the conversion rate of $3.00 per share. As of December 31, 2019, there was no convertible debt remaining.

Amortization of debt discount for the years ended December 31, 2020 and 2019 was $0 and $356,306, respectively.

At December 31, 2020 and 2019 there were 93,750 and 131,250 warrants outstanding, respectively, related to the issuance of convertible debt.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

11.	SHARE BASED PAYMENTS

The Company maintains long-term incentive plans for employee, non-employee members of our Board of Directors and consultants. The Plans allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards).

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

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

11.	SHARE BASED PAYMENTS, Continued

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share based payments in the form of common stock warrants to non-employees.

The following table presents share-based payment expense for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
Restricted stock	$5,164,133	$1,419,323
Stock options	2,250,662	1,071,212
Warrants	441,368	-
Total	$7,856,163	$2,490,535

As of December 31, 2020, the Company had approximately $3.7 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of two years. As of December 31, 2020, the Company also had approximately $4 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 3 years.

Restricted Stock

The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the second or third anniversary of the date of grant, subject to the employee’s continuing employment as of that date.

Restricted stock activity for the years ended December 31, 2020 and 2019 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	55,000	$3.35
Granted	353,500	2.50
Vested	(201,000)	3.02
Forfeited	(3,500)	5.91
Nonvested, December 31, 2019	204,000	$3.82
Granted	1,293,000	4.90
Vested	(799,833)	5.16
Forfeited	(66,667)	4.15
Nonvested, December 31, 2020	630,500	$4.51

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

11.	SHARE BASED PAYMENTS, Continued

Stock Option

Awards issued under the 2014 Plan as of December 31, 2020 are summarized below:

2020
Total Shares available for issuance pursuant to the 2014 Plan	2,500,000
Options outstanding, December 31 2020	(50,000)
Total options exercised under 2014 Plan	(2,058,833)
Total shares issued pursuant to the 2014 Plan	(375,000)
Awards available for issuance under the 2014 Plan, December 31, 2020	16,167

2020
Total Shares available for issuance pursuant to the 2018 Plan, as amended	5,000,000
Options outstanding, December 31 2020	(1,486,438)
Total options exercised under 2018 Plan	(438,895)
Total shares issued pursuant to the 2018 Plan	(1,112,979)
Awards available for issuance under the 2018 Plan, December 31, 2020	1,961,688

The fair value of each stock option and warrant granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Stock options and warrants are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period.

	2020	2019
Expected volatility	77.75-80.7%	87.8%-92.7%
Expected dividends	None	None
Expected term	2-5 years	2-5 years
Risk-free rate	1.64-1.75%	1.64%

Options outstanding pursuant to 2014 Plan	50,000
Options outstanding pursuant to 2018 Plan	1,486,438
Options issued outside of 2014 and 2018 Plans	266,670
Total options outstanding December 31, 2020	1,803,108

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

11.	SHARE BASED PAYMENTS, Continued

The table below summarizes all the options granted by the Company during years ended December 31, 2020 and 2019:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2019	1,815,500	$1.66	2.65 years	$.78
Granted	795,000	$3.42		$2.31
Exercised	(667,500)	$.72		$.16
Forfeited or expired	(17,667)	$2.78		$1.49
Outstanding at December 31, 2019	1,925,333	$2.71	3.60 years	$1.71
Vested and exercisable at December 31, 2019	1,346,333	$2.36	3.25 years	$1.32

Outstanding at January 1, 2020	1,925,333	$2.71	3.60 years	$1.71
Granted	891,500	$4.75		$2.67
Exercised	(983,725)	$2.59		$1.35
Forfeited or expired	(30,000)	$2.75		$1.63
Outstanding at December 31, 2020	1,803,108	$3.92	3.47 years	$2.38
Vested and exercisable at December 31, 2020	1,057,734	$3.55	3.13 Years	$2.00

12.	STOCK PURCHASE WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2020 and 2019 is as follows:

		Weighted Average
		Exercise Price
Outstanding January 1, 2019	3,295,667	$1.94
Granted/issued	2,061,629	$3.50
Exercised	(1,643,610)	$.79
Forfeited	-
Outstanding December 31, 2019	3,713,686	$3.25
Granted/issued	305,000	$24.66
Exercised	(2,468,963)	$3.05
Forfeited	(250,000)	5.75
Outstanding December 31, 2020	1,299,723	$8.03

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

13.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Net income	$5,328,378	$1,321,842
Weighted average shares outstanding, basic	43,944,879	32,833,594
Effect of dilutive outstanding warrants and stock options	2,511,370	1,076,560
Adjusted weighted average shares outstanding, dilutive	46,456,249	33,910,154
Basic income per shares	$.12	$.04
Dilutive income per share	$.11	$.04

14.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $169,327 and $83,158 for the years ended December 31, 2020 and 2019, respectively.

15.	VENDOR CONCENTRATIONS

As of December 31, 2020, and 2019, two suppliers represent 41% and 51% of our total vendor purchases, respectively. Although the Company expects to maintain relationships with these vendors, the loss of either supplier would not have a material adverse impact on our business, because both suppliers provide the same products.

16.	ACQUISITIONS

Our acquisition strategy is to acquire well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any changes to these estimates may have a material impact on the Company’s operating results or financial position. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the consolidated statements of operations. Transaction cost were approximately $227,000 for all acquisitions in 2020. To date all goodwill recorded as a result of business combinations is deductible for income tax purposes. The Company issued 23,892 shares of common stock valued at $100,829 to settle as contingent consideration related to the Heavy Gardens 2018 business combination.

On February 26, 2020 we acquired certain assets of Health & Harvest LLC in a transaction valued at approximately $2.85 million. Acquired goodwill of approximately $1.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

16.	ACQUISITIONS, Continued

On June 16, 2020 we acquired certain assets of H2O Hydroponics, LLC (“H2O Hydro”) in a transaction valued at approximately $1.99 million. Acquired goodwill of approximately $1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On August 10, 2020 we acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden (“Emerald City”), in a transaction valued at $1 million. Acquired goodwill of approximately $620,000 represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On October 12, 2020, the Company acquired the assets of Hydroponics Depot, LLC (“Hydro Depot”), a single store located in Phoenix Arizona for $987,500 in cash and shares of the Company’s common stock valued at approximately $548,000. Acquired goodwill of approximately $798,000 represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On October 20, 2020 the Company acquired the assets of Big Green Tomato (“BGT”), a two-store chain in Battle Creek and Taylor, Michigan for approximately $6.0 in cash and shares of common stock valued at approximately $3.1 million. Acquired goodwill of approximately $4 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On November 17, 2020, the Company acquired the assets of The GrowBiz (“GrowBiz”), a five-store chain with four stores in California and one store in Oregon. The total consideration for the purchase of GrowBiz was approximately $44.7 million, $17.4 million in cash and common stock valued at approximately $27.3 million. Acquired goodwill of approximately $28.3 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On December 14, 2020, the Company acquired the assets of Grassroots, a three-store chain in California. The total consideration for the purchase of Grassroots was approximately $10 million, $7.5 million in cash and common stock valued at approximately $2.5 million. Acquired goodwill of approximately $4.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On December 23, 2020, the Company acquired the assets of Canopy Crop Management (“Canopy”) and its complete portfolio of products including the Power SI brand of silicic acid-enriched fertilizers. The total consideration for the purchase of Canopy Crop was approximately $9.2 million, $5.4 million in cash and common stock valued at approximately $3.8 million. Acquired goodwill of approximately $4.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

16.	ACQUISITIONS, Continued

The table below represents the allocation of the purchase price to the acquired net assets during the year ended December 31, 2020.

	Canopy	Grassroots	GrowBiz	BGT	Hydro Depot	Emerald City	H2O Hydro LLC	Health & Harvest LLC	Total
Inventory	$898,700	$2,348,200	$6,285,900	$1,595,000	$333,300	$150,000	$497,600	$1,053,900	$13,162,600
Prepaids and other current assets	-	-			-	-	4,600	-	4,600
Building	-	-	-	477,300	-	-	-	-	477,300
Furniture and equipment	-	150,000	200,000	250,000	25,000	10,000	50,000	51,000	736,000
Operating lease right to use asset	-	1,436,800	3,640,700	245,500	-	-	902,000	192,600	6,417,600
Operating lease liability	-	(1,436,800)	(3,640,700)	(245,500)	-	-	(902,000)	(192,600)	(6,417,600)
Customer relationships	2,267,000	767,000	1,910,000	601,000	148,000	208,000	150,000	246,000	6,297,000
Trade name	1,138,000	2,138,000	7,745,000	2,025,000	212,000	-	234,000	431,000	13,923,000
Non-compete	113,000	133,000	374,000	94,000	19,000	14,000	43,000	6,000	796,000
Goodwill	4,822,900	4,464,000	28,271,400	4,001,600	798,500	620,000	1,007,700	1,065,600	45,051,700
Total	$9,239,600	$10,000,200	$44,786,300	$9,043,900	$1,535,800	$1,000,000	$1,986,900	$2,853,500	$80,446,200

The table below represents the consideration paid for the net assets acquired in business combinations.

	Canopy	Grassroots	GrowBiz	BGT	Hydro Depot	Emerald City	H2O Hydro LLC	Health & Harvest LLC	Total
Cash	$5,423,600	$7,498,900	$17,486,900	$5,972,300	$987,500	$1,000,000	$1,281,700	$1,750,000	$41,400,900
Common stock	3,816,000	2,501,300	27,299,400	3,071,600	548,300	-	705,200	1,103,500	39,045,300
Total	$9,239,600	$10,000,200	$44,786,300	$9,043,900	$1,535,800	$1,000,000	$1,986,900	$2,853,500	$80,446,200

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended December 31, 2020.

	Canopy	Grassroots	GrowBiz	BGT	Hydro Depot	Emerald City	H2O Hydro LLC	Health & Harvest LLC	Total
Acquisition date	12/23/2020	12/14/2020	11/17/2020	10/20/2020	10/12/2020	8/10/2020	6/16/2020	2/26/2020
Revenue	$300,500	$531,800	$3,852,100	$1,859,200	$1,244,600	$5,634,800	$2,418,100	$8,994,900	$24,836,000
Net Income	$141,100	$74,400	$735,900	$187,800	$148,800	$1,005,000	$561,800	$1,065,600	$3,920,400

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the year ended December 31, 2020 and 2019.

	December 31, 2020 (Unaudited)	December 31, 2019 (Unaudited)
Revenue	$116,120,116	$71,649,931
Net income	$12,979,881	$689,728

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

16.	ACQUISITIONS, Continued

The table below represents the allocation of the purchase price to the acquired net assets during the year ended December 31, 2019.

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$553,900	$1,453,100	$1,038,600	$1,441,000	$238,000	$465,500	$5,190,100
Prepaids and other current assets	-		14,100	22,000	-		36,100
Furniture and equipment	35,000	50,000	100,000	100,000	25,000	25,000	335,000
Goodwill	696,900	2,376,900	2,305,900	2,596,100	516,300	554,000	9,046,100
Total	$1,285,800	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$14,607,300

The table below represents the consideration paid for the net assets acquired in business combinations.

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$1,000,000	$2,350,000	$2,647,700	$3,659,100	$525,000	$800,000	$10,981,800
Common stock	285,800	1,530,000	810,900	500,000	254,300	244,500	3,625,500
Total	$1,285,800	$3,880,000	$3,458,600	$4,159,100	$779,300	$1,044,500	$14,607,300

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

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31,2019 and 2018.

	December 31, 2019 (Unaudited)	December 31, 2018 (Unaudited)
Revenue	$31,300,425	$59,650,900
Earnings	$4,750,591	$(2,087,900)

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

17.	STOCKHOLDERS EQUITY

2020

On December 11, 2020, the Company consummated an underwritten public offering of 5,750,000 shares of its common stock (the “Shares”), which included the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock to cover over-allotments. The Shares were sold at a public offering price of $30 per share, generating gross proceeds of $172.5 Million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses was approximately $162.5 Million.

On July 2, 2020, the Company consummated an underwritten public offering of 8,625,000 shares of its common stock (the “Shares”), which included the exercise in full of the underwriters’ option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. The Shares were sold at a public offering price of $5.60 per share, generating gross proceeds of $48.3 Million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses was approximately $44.6 Million.

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

18.	CORRECTION OF ERROR IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

Revision

During the fourth quarter of 2020, we identified amounts presented in our inventory and costs of sales reported in prior years that required revision. The revised amounts resulted from an accumulation of errors related to rebates issued from vendors.  We determined these errors accumulated in 2019 and prior years. Retained earnings as of January 1, 2019, was also revised to reflect the impact of the error on prior periods. The impact of the error for periods prior 2019 was $525,786.

Pursuant to the guidance of Staff Accounting Bulletin No. 99, Materiality, we concluded that the errors were not material to any of our prior year consolidated financial statements. The accompanying consolidated balance sheet and income statement as of December 31, 2019 includes a cumulative revision relating to this error.

This revision did not have any material effect on income from operations, net income, or cash flows. This revision had no effect on our cash balances.

The following table compares previously reported balances, adjustments, and revised balances as of December 31, 2019.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

18.	CORRECTION OF ERROR IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS, Continued

The revised consolidated financial statements for the year ended December 31, 2019 with the adjustment is detailed below.

	December 31, 2019
	As Previously Reported	Adjustment	Revised
ASSETS
Current assets:
Cash and cash equivalents	$12,979,444		$12,979,444
Accounts receivable, net	2,953,921		2,953,921
Notes receivable, net	1,037,541		1,037,541
Inventory	22,659,357	(1,082,748)	21,576,609
Prepaids and other current assets	2,549,559		2,549,559
Total current assets	42,171,822		41,097,074

Property and equipment, net	3,340,616		3,340,616
Operating leases right-of-use assets, net	7,628,591		7,628,591
Notes receivable	463,747		463,747
Intangible assets, net	233,280		233,280
Goodwill	17,798,932		17,798,932
Other assets	377,364		377,364
TOTAL ASSETS	$72,022,352		$70,939,604

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,024,750		6,024,750
Payroll and payroll tax liabilities	1,072,142		1,072,142
Customer deposits	2,503,785		2,503,785
Sales tax payable	533,656		533,656
Current maturities of right-of-use assets	1,836,700		1,836,700
Current portion of long-term debt	110,231		110,231
Total current liabilities	12,081,264		12,081,264

Operating leases right-of-use assets, net of current maturities	5,807,266		5,807,266
Long-term debt, net of current portion	242,079		242,079
Total liabilities	18,130,609		18,130,609

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares 36,876,305 shares issued and outstanding as of December 31, 2019	36,876		36,876
Additional paid-in capital	60,742,055		60,742,055
Accumulated deficit	(6,887,188)	(1,082,748)	(7,969,936)
Total stockholders’ equity	53,891,743		52,808,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,022,352		$70,939,604

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

18.	CORRECTION OF ERROR IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2019
	As Previously Reported	Adjustment	Revised
Sales	$79,733,568		$79,733,568
Cost of sales	57,171,721	556,962	57,728,683
Gross profit	22,561,847		22,004,885

Operating expenses:
Store operations	10,095,422		10,095,422
General and administrative	3,172,019		3,172,019
Share based compensation	2,490,535		2,490,535
Depreciation and amortization	1,044,553		1,044,553
Salaries and related expenses	3,619,197		3,619,197
Total operating expenses	20,421,726		20,421,726

Net income from operations	2,140,121		1,583,159

Other income (expense):
Miscellaneous income (expense)	(4,545)		(4,545)
Interest income	144,725		144,725
Interest expense	(401,497)		(401,497)
Total non-operating income (expense), net	(261,317)		(261,317)

Net income before taxes	1,878,804		1,321,842

Provision for income taxes	0		0

Net income	$1,878,804		1,321,842

Net income per share, basic	$0.06		$0.04
Net income per share, diluted	$0.06		$0.04

Weighted average shares outstanding, basic	32,833,594		32,833,594
Weighted average shares outstanding, diluted	33,910,154		33,910,154

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

18.	CORRECTION OF ERROR IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS, Continued

	For The Year Ended December 31, 2019
Cash Flows from Operating Activities:	As Previously Reported	Adjustment	Revised
Net income	$1,878,804	(556,962)	$1,321,842
Adjustments to reconcile net income to net cash used in operating Activities:			-
Depreciation and amortization	1,044,553		1,044,553
Provision for doubtful accounts receivable	172,135		172,135
Inventory valuation reserve	429,126		429,126
Amortization of debt discount	356,306		356,306
Stock based compensation	2,490,535		2,490,535
Other	(66,536)		(66,536)
Changes in operating assets and liabilities:			-
(Increase) decrease in:			-
Accounts receivable	(3,764,947)		(3,764,947)
Inventory	(10,482,014)	556,962	(9,925,052)
Prepaid expenses and other assets	(2,061,701)		(2,061,701)
Increase (decrease) in:			-
Accounts payable and accrued liabilities	4,165,188		4,165,188
Operating leases	15,375		15,375
Customer deposits	1,987,747		1,987,747
Income taxes	-		-
Payroll and payroll tax liabilities	154,471		154,471
Sales taxes payable	341,698		341,698
Net Cash and Cash Equivalents (Used In) Operating Activities	(3,339,260)		(3,339,260)
Cash Flows from Investing Activities:
Assets acquired in business combinations	(9,458,743)		(9,458,743)
Purchase of property and equipment	(2,232,812)		(2,232,812)
Purchase of goodwill and other intangibles	(119,125)		(119,125)
Net Cash and Cash Equivalents (Used In) Investing Activities	(11,810,680)		(11,810,680)
Cash Flows from Financing Activities:
Principal payments on long term debt	(460,129)		(460,129)
Stock redemptions	-		-
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	13,949,532		13,949,532
Net Cash and Cash Equivalents Provided by Financing Activities	13,489,403		13,489,403

Net Increase(decrease) in Cash and Cash Equivalents	(1,660,537)		(1,660,537)
Cash and Cash Equivalents at Beginning of year	14,639,981		14,639,981
Cash and Cash Equivalents at End of year	$12,979,444		$12,979,444

19.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to December 31, 2020 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

For all acquisitions subsequent to year end the Company’s initial accounting for the business combination has not been completed because the valuations have not yet been received from the Company’s independent valuation firm.

On January 25, 2021 the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.63 million, including $1.1 million in cash and common stock valued at approximately $526,000.

On February 1, 2021 the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $411,000.

GROWGENERATION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

19.	SUBSEQUENT EVENTS, Continued

On February 15, 2021 the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million.

On February 22, 2021 the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, CA. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million.

On March 12, 2021 the Company purchased the assets of Charcoir Corporation, who sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.3 million, including $9.8 million in cash and common stock valued at approximately $6.5 million.

On March 15, 2021 the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, CA. The total consideration for the purchase of 55 Hydroponics was approximately $6.1 million, including $5 million in cash and common stock valued at approximately $1.1 million.

On March 15, 2021 the Company purchased the assets of Aquarius, a hydroponic and organic garden store in Springfield, MA. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million.

On March 19, 2021 the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6 million in cash and common stock valued at approximately $5.3 million.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See report on Form 8-K filed on March 27, 2020 regarding change in Accountants.

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

As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, such officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 (the “Evaluation Date”), because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2020.

In making this assessment, management used the criteria set forth by the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Controls Environment

The Company did not design and implement effective control activities based on the criteria established in the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

The following were contributing factors to the material weaknesses in control activities:

●	Insufficient resources within the accounting and financial reporting department to review the accounting for warrant compensation accounting, share-based compensation accounting, and accounting for rebates.

●	Inadequate segregation of duties within the bank accounts.

●	Ineffective information technology general controls (ITGCs) in the areas of user access over certain information technology (IT) systems that support the Company’s financial reporting processes.

Deficiencies in control activities contributed to material accounting errors identified and corrected through 2020 and prior years. These design deficiencies in control activities contributed to the potential for there to have been material accounting errors in multiple financial statement account balances and disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of remediation plans for the deficiency to address the material weakness identified.

Remediation Plan and Status

Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects.

Inherent Limitations on Effectiveness of Controls

Management, including our CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than provided below, the information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2020.

All directors of the Company hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Name	Age	Position
Darren Lampert	60	Chief Executive Officer and Director
Michael Salaman	58	President and Director
Tony Sullivan	56	Chief Operating Officer, Executive Vice President
Monty Lamirato	65	Chief Financial Officer and Secretary
Stephen Aiello	60	Director
Paul Ciasullo	62	Director
Sean Stiefel	33	Director

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

Monty Lamirato joined the Company as Chief Financial Officer and Secretary in May 2017. From March 2009 to just prior to joining the Company, Mr. Lamirato worked as an independent consultant providing chief financial officer and financial reporting consulting services to companies of various sizes in a variety of industries. In this capacity, he prepared and reviewed SEC filings and GAAP-compliant financial statements, provided technical accounting assistance, designed and developed inventory and logistics systems for inventory management, developed scalable accounting and reporting systems, internal accounting controls and annual budgets and evaluated short-term investment alternatives for idle cash. From March 2013 until November 2016, Mr. Lamirato served as Chief Financial Officer of Strategic Environmental & Energy Resources, Inc., a publicly traded holding company that provides a wide range of environmental, renewable fuels and industrial waste stream management services, where he was responsible for all SEC filings, prepared all GAAP and SEC compliant financial statements and developed financial and operating metrics and other key performance indicators for evaluation of business results by management. Mr. Lamirato has also served as Chief Financial Officer and Treasurer of ARC Group Worldwide, Inc. from June 2001 to March 2009, Vice President of Finance at GS2.net, LLC from November 2000 to May 2001, and also Vice President of Finance for PlanetOutdoors.com, Inc. from June 1999 to October 2000. He began his career as an audit staff member with Coopers & Lybrand in 1977, where he remained until he served as an Audit Manager and Audit Partner with Mitchell Finley and Company, P.C. from 1986 to 1993. Mr. Lamirato received a Bachelor of Science, cum laude, from Regis College in Denver and is a Certified Public Accountant.

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

Paul Ciasullo has been a Director of the Company since May 2020. He has also been a board member of Leafline Labs, LLC since 2018, which is a provider, manufacturer and distributor of medical cannabis in Minnesota. In 2010, Mr. Ciasullo founded Wallstreet Research Solutions, LLC, which provided sales, marketing and customer account services primarily in partnership with and to build a fixed income research firm specializing in bond and loan covenants called Covenant Review, LLC (with which he had been working to build the business since 2007).  Covenant Review and Wallstreet Research Solutions merged and later re-branded as Fulcrum Financial Data LLC and Mr. Ciasullo acted as President of Global Marketing and Sales and was a board member from 2014 to 2018 when the company was sold to Fitch Ratings Services.  While working with Covenant Review, Mr. Ciasullo built a sales force in the U.S. and London including assimilation of the purchase of a UK company Capital Structure Ltd where he was also on the Board.  From 2005 to 2006, Mr. Ciasullo was a Managing Director at Soleil Securities Group Inc., responsible for developing a strategy for bringing alternative research such as industry knowledge into a stock research environment. In 2000, Mr. Ciasullo was a founder of and acted as President of CreditSights, Inc., an institutional investment research firm specializing in fixed income research for institutional investors where, until 2004, he built a global salesforce after overseeing the design and build of the original website which was amongst the first in the industry to deliver research over the internet. Prior to that, Mr Ciasullo held a number of Managing Director positions as head of trading at large brokerage firms.  Mr. Ciasullo graduated from Brown University in 1981 with a Bachelor of Arts in Economics and International Relations.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020

4.1	Form of Warrant for private placement in March 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on March 16, 2017)

4.2	Form of Investor Warrant for second 2017 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 19, 2017)

4.3	Form of Placement Agent Warrant ($2.75 Per Share) for second 2017 private placement (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on May 19, 2017)

4.4	Form of .1% Unsecured Convertible Promissory Note for private placement in January 2018 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on January 12, 2018)

4.5	Form of Warrant for private placement in January 2018 (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on January 12, 2018)

4.6	Form of Promissory Note issued to Santa Rosa Hydroponics & Grower Supply, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on July 16, 2018)

10.1	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	GrowGeneration Corp. Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.4	Form of GrowGeneration Corp. Stock Option Agreement in connection with the Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.5	Form of Securities Purchase Agreement for first 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on March 16, 2017)

10.6	Form of Subscription Agreement for second 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 19, 2017)

10.7	Form of Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 12, 2018)

10.8	Form of Supplement to Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on January 12, 2018)

10.9	Form of Asset Purchase Agreement, dated April 12, 2018, by and among GrowGeneration, Corp., GrowGeneration Michigan Corp. and Superior Growers Supply, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 16, 2018)

10.10	Form of Securities Purchase Agreement for second 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 9, 2018)

10.11	Form of Side Letter by and between GrowGeneration Corp. and Gotham Green Fund 1, L.P. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 9, 2018)

10.12	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on May 9, 2018)

10.13	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.14	Consulting Agreement with Merida Capital Partners, LP, dated April 3, 2017 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 5, 2017)

10.15	Separation and Release Agreement with Jason Dawson, dated April 10, 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on April 14, 2017)

10.16	Form of Revised Asset Purchase Agreement, dated June 28, 2018, by and among GrowGeneration Corp., Santa Rosa Hydroponics & Grower Supply Inc., Rick Barretta and Jason Barretta (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on July 16, 2018)

10.17	Form of Amendment to Revised Asset Purchase Agreement, dated July 13, 2018 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on July 16, 2018)

10.18	Form of Asset Purchase Agreement, dated August 30, 2018, by and among GrowGeneration Corp., GrowGeneration HG Corp. and Virgus, Inc. d/b/a/ Heavy Gardens (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on September 20, 2018)

10.19	Form of Asset Purchase Agreement, dated November 28, 2018, by and among GrowGeneration Corp., GrowGeneration Pueblo Corp. and Chlorophyll, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 22, 2019)

10.20	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration California Corp. and Palm Springs Hydroponics, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 12, 2019)

10.21	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration Nevada Corp. and Reno Hydroponics, Inc. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on February 12, 2019)

10.22	Form of Asset Purchase Agreement, dated April 23, 2019, by and among GrowGeneration Corp., GrowGeneration Rhode Island Corp. and GreenLife Garden Supply Corp (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 14, 2019)

10.23	Form of Subscription Agreement for 2019 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on June 26, 2019)

10.24	Form of Subscription Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on June 26, 2019)

10.25	Employment Agreement dated November 4, 2019 between GrowGeneration Corp and Tony Sullivan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q as filed on November 12, 2019)

10.26	Form of Employment Agreement dated November 5, 2019 between GrowGeneration Corp and Monty Lamirato (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

21.1	List of Subsidiaries of GrowGeneration Corp. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2021.

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

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director	March 28, 2021
Darren Lampert	(Principal Executive Officer)

/s/ Monty Lamirato	Chief Financial Officer	March 28, 2021
Monty Lamirato	(Principal Financial and Accounting Officer)

/s/ Michael Salaman	President and Director	March 28, 2021
Michael Salaman

/s/ Stephen Aiello	Director	March 28, 2021
Stephen Aiello

/s/ Paul Ciasullo	Director	March 28, 2021
Paul Ciasullo

/s/ Sean Stiefel	Director	March 28, 2021
Sean Stiefel