Form 10-K/A
period 2020-12-31
GrowGeneration Corp.
filed 2021-04-14
CIK 1604868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The Annual Report on Form 10-K (the “Annual Report”) of GrowGeneration Corp. (“we”, “our”, “us”, or the “Company”) for the year ended December 31, 2020 was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Original Filing Date”), and this Amendment No. 1 is being filed solely to file Exhibits 10.27, 23.1 and 23.2. This Amendment No. 1 does not reflect events occurring after the Original Filing Date, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 13, 2021 in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 13, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020

4.1	Form of Warrant for private placement in March 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on March 16, 2017)

4.2	Form of Investor Warrant for second 2017 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 19, 2017)

4.3	Form of Placement Agent Warrant ($2.75 Per Share) for second 2017 private placement (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on May 19, 2017)

4.4	Form of .1% Unsecured Convertible Promissory Note for private placement in January 2018 (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on January 12, 2018)

4.5	Form of Warrant for private placement in January 2018 (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on January 12, 2018)

4.6	Form of Promissory Note issued to Santa Rosa Hydroponics & Grower Supply, Inc. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on July 16, 2018)

10.1	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	GrowGeneration Corp. Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.4	Form of GrowGeneration Corp. Stock Option Agreement in connection with the Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.5	Form of Securities Purchase Agreement for first 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on March 16, 2017)

10.6	Form of Subscription Agreement for second 2017 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 19, 2017)

10.7	Form of Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 12, 2018)

10.8	Form of Supplement to Securities Purchase Agreement for 2018 private placement (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on January 12, 2018)

10.9	Form of Asset Purchase Agreement, dated April 12, 2018, by and among GrowGeneration, Corp., GrowGeneration Michigan Corp. and Superior Growers Supply, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 16, 2018)

10.10	Form of Securities Purchase Agreement for second 2018 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 9, 2018)

10.11	Form of Side Letter by and between GrowGeneration Corp. and Gotham Green Fund 1, L.P. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on May 9, 2018)

10.12	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K as filed on May 9, 2018)

10.13	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.14	Consulting Agreement with Merida Capital Partners, LP, dated April 3, 2017 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on April 5, 2017)

10.15	Separation and Release Agreement with Jason Dawson, dated April 10, 2017 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on April 14, 2017)

10.16	Form of Revised Asset Purchase Agreement, dated June 28, 2018, by and among GrowGeneration Corp., Santa Rosa Hydroponics & Grower Supply Inc., Rick Barretta and Jason Barretta (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on July 16, 2018)

10.17	Form of Amendment to Revised Asset Purchase Agreement, dated July 13, 2018 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on July 16, 2018)

10.18	Form of Asset Purchase Agreement, dated August 30, 2018, by and among GrowGeneration Corp., GrowGeneration HG Corp. and Virgus, Inc. d/b/a/ Heavy Gardens (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on September 20, 2018)

10.19	Form of Asset Purchase Agreement, dated November 28, 2018, by and among GrowGeneration Corp., GrowGeneration Pueblo Corp. and Chlorophyll, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 22, 2019)

10.20	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration California Corp. and Palm Springs Hydroponics, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 12, 2019)

10.21	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration Nevada Corp. and Reno Hydroponics, Inc. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on February 12, 2019)

10.22	Form of Asset Purchase Agreement, dated April 23, 2019, by and among GrowGeneration Corp., GrowGeneration Rhode Island Corp. and GreenLife Garden Supply Corp (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 14, 2019)

10.23	Form of Subscription Agreement for 2019 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on June 26, 2019)

10.24	Form of Subscription Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on June 26, 2019)

10.25	Employment Agreement dated November 4, 2019 between GrowGeneration Corp. and Tony Sullivan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q as filed on November 12, 2019)

10.26	Form of Employment Agreement dated November 5, 2019 between GrowGeneration Corp. and Monty Lamirato (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.27	Form of Employment Agreement dated March 21, 2021 between GrowGeneration Corp. and Jeffrey Lasher (Filed herewith.)

21.1	List of Subsidiaries of GrowGeneration Corp. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

23.1	Consent of Connolly Grady & Cha, P.C. (Filed herewith.)

23.2	Consent of Plante & Moran, PLLC (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K for fiscal year ended December 31, 2020 as filed on March 29, 2021.)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101. SCH to the Annual Report on Form 10-K for fiscal year ended December 31, 2020 as filed on March 29, 2021.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101. CAL to the Annual Report on Form 10-K for fiscal year ended December 31, 2020 as filed on March 29, 2021.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101. LAB to the Annual Report on Form 10-K for fiscal year ended December 31, 2020 as filed on March 29, 2021.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101. PRE to the Annual Report on Form 10-K for fiscal year ended December 31, 2020 as filed on March 29, 2021.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Incorporated by reference to Exhibit 101. DEF to the Annual Report on Form 10-K for fiscal year ended December 31, 2020 as filed on March 29, 2021.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 13, 2021.

GROWGENERATION CORP.

By:	/s/ Darren Lampert
	Name:	Darren Lampert
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Monty Lamirato
	Name:	Monty Lamirato
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director	April 13, 2021
Darren Lampert	(Principal Executive Officer)

/s/ Monty Lamirato	Chief Financial Officer	April 13, 2021
Monty Lamirato	(Principal Financial and Accounting Officer)

/s/ Michael Salaman	President and Director	April 13, 2021
Michael Salaman

*	Director	April 13, 2021
Stephen Aiello

*	Director	April 13, 2021
Paul Ciasullo

*	Director	April 13, 2021
Sean Stiefel

*By:	/s/ Darren Lampert
Darren Lampert Attorney-in-fact

4