Form 10-Q
period 2021-03-31
GrowGeneration Corp.
filed 2021-05-13
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2021

Commission File Number: 333-207889

GROWGENERATION CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

930 W 7th Ave, Suite A

Denver, Colorado 80204

(Address of principal executive offices)

(800) 935-8420

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

As of May 12, 2021 there were 58,830,773 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,042	$177,912
Marketable securities	41,077	-
Accounts receivable, net	4,276	3,901
Notes receivable, current	3,905	2,612
Inventory, net	77,862	54,024
Income taxes receivable	-	655
Prepaids and other current assets	20,338	11,125
Total current assets	239,500	250,229

Property and equipment, net	8,338	6,475
Operating leases right-of-use assets, net	14,389	12,088
Notes receivables, net of current portion	881	1,200
Intangible assets, net	42,771	21,490
Goodwill	101,043	62,951
Other assets	591	301
TOTAL ASSETS	$407,513	354,734

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,965	14,623
Accrued liabilities	1,083	672
Payroll and payroll tax liabilities	2,916	2,655
Customer deposits	9,939	5,155
Sales tax payable	2,374	1,161
Income taxes payable	455	-
Current maturities of lease liability	3,870	3,001
Current portion of long-term debt	83	83
Total current liabilities	45,685	27,350

Deferred tax liability	1,134	750
Operating lease liability, net of current maturities	10,824	9,479
Long-term debt, net of current portion	131	158
Total liabilities	57,774	37,737

Stockholders’ Equity:
Common stock	58	57
Additional paid-in capital	346,176	319,582
Retained earnings (deficit)	3,505	(2,642)
Total stockholders’ equity	349,739	316,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$407,513	354,734

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Sales	$90,022	$32,982
Cost of sales	64,645	24,036
Gross profit	25,377	8,946

Operating expenses:
Store operations	8,182	3,639
Selling, general, and administrative	7,405	7,065
Depreciation and amortization	2,054	359
Total operating expenses	17,641	11,063

Net income (loss) from operations	7,736	(2,117)

Other income (expense):
Miscellaneous (expense) income	(38)	5
Interest income	4	25
Interest expense	(2)	(7)
Total non-operating (expense) income, net	(36)	23

Net income (loss) before taxes	7,700	(2,094)

Provision for income taxes	(1,553)	-

Net income (loss)	$6,147	$(2,094)

Net income per share, basic	$.11	$(.06)
Net income per share, diluted	$.10	$(.06)

Weighted average shares outstanding, basic	58,394	37,823
Weighted average shares outstanding, diluted	60,317	37,823

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

(Unaudited)

			Additional	Accumulated Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2020	57,151	$57	$319,582	$(2,642)	$316,997
Common stock issued upon warrant exercise	40	-	111	-	111
Common stock issued upon cashless warrant exercise	535	1	(1)	-	-
Common stock issued upon exercise of options	1		2	-	2
Common stock issued upon cashless exercise of options	5	-	-	-	-
Common stock issued in connection with business combinations	548	-	29,249	-	29,249
Common stock issued for share based compensation	300	-	-	-	-
Common stock redeemed in litigation settlement	(90)	-	-	-	-
Common stock redemption	(96)	-	(3,954)		(3,954)
Share based compensation	-	-	1,187	-	1,187
Net income				6,147	6,147
Balances, March 31, 2021	58,394	$58	$346,176	$3,505	$349,739

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balances, December 31, 2019	36,876	$37	$60,742	$(7,970)	$52,809
Common stock issued upon warrant exercise	191	-	510		510
Common stock issued upon cashless warrant exercise	19	-	-	-	-
Common stock issued upon cashless exercise of options	280	-	-	-	-
Common stock issued in connection with business combinations	250	-	1,102	-	1,102
Common stock issued for assets	24	-	101	-	101
Common stock issued for services	50	-	-	-	-
Common stock issued for share based compensation	519	1	1,760	-	1,761
Share based compensation		-	2,209	-	2,209
Net loss				(2,094)	(2,094)
Balances, March 31, 2020	38,209	$38	$66,424	$(10,064)	$56,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$6,147	$(2,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,054	359
Stock-based compensation expense	1,327	4,115
Bad debt expense, net of recoveries	(184)	21
Deferred taxes	384	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(1,165)	(141)
Inventory	(16,716)	(4,960)
Prepaid expenses and other assets	(8,175)	(1,824)
Increase (decrease) in:
Accounts payable and accrued liabilities	10,613	3,174
Operating leases	(87)	122
Payroll and payroll tax liabilities	261	707
Income taxes payable	455	-
Customer deposits	4,615	1,051
Sales tax payable	1,213	222
Net cash provided by operating activities	742	752
Cash flows from investing activities:
Assets acquired in business combinations	(39,307)	(1,750)
Purchase of marketable securities	(41,077)	-
Purchase of furniture and equipment	(1,679)	(652)
Purchase of intangibles	(681)	(359)
Net cash used in investing activities	(82,774)	(2,761)
Cash flows from financing activities:
Principal payments on long term debt	(27)	(39)
Common stock redeemed	(3,954)	-
Proceeds from the sale of common stock and exercise of warrants, net of expenses	113	510
Net cash provided by (used in) financing activities	(3,868)	471
Net decrease in cash	(85,870)	(1,538)
Cash at the beginning of period	177,912	12,979
Cash at the end of period	$92,042	$11,441

Supplemental disclosures of non-cash activities:
Cash paid for interest	$2	$7
Common stock issued for business combination	$29,249	$1,203
Right to use assets acquired under new operating leases	$3,220	$192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

1.	GENERAL

GrowGeneration Corp (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.

GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of fifty-three (53) retail hydroponic/gardening stores across 12 states, an online e-commerce platform, and proprietary businesses that market grow solutions through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

All amounts included in the accompanying footnotes to the consolidated financial statements, except per share data, is in thousands (000).

New Accounting Policies Adopted During the Quarter Ended March 31, 2021

Securities

The Company classifies its commercial paper and debt securities as marketable securities. Marketable securities with available fair market values are stated at fair market values. Unrealized gains and unrealized losses on these marketable securities are reported, net of applicable income taxes, in other comprehensive income. Realized gains or losses on sale of marketable securities are computed using primarily the moving average cost and reported in net income. For the three months ended March 31, 2021, there were no significant gains or losses recorded.

Risk and Uncertainties

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, if the pandemic persists or worsens, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). The Company has experienced very minimal business interruption as a result of the COVID-19 pandemic. We have been deemed an “essential” business by state and local authorities in the areas in which we operate and as such have not been subject to business closures. The COVID-19 pandemic to date has resulted in only temporary supply chain delays of our inventory. As events surrounding the COVID 19 pandemic can change rapidly we cannot predict how it may disrupt our operations or the full extent of the disruption.

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

2.	Fair Value Measures

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

The carrying amounts of cash and cash equivalents, accounts receivable, available for sales securities, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance and are reviewed for impairment at least annually. The fair value of impaired notes receivable is determined based on estimated future payments discounted back to present value using the notes effective interest rate.

	Level	March 31, 2021		December 31, 2020
Cash equivalents	2		$110,414	$163,418
Marketable securities	2		$41,077	$-
Notes receivable	2		$4,786	$2,937
Notes receivable impaired	3	$		$875
Accounts receivable	2		$4,276	$3,901

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

3.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

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

Refer to Note 3 to the Consolidated Financial Statements reported in Form 10-K for the year ended December 31, 2020 for recently issued accounting pronouncements that are pending adoption.

Recently Adopted Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard was effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those periods. There was no material impact on our consolidated financial statements and related disclosures as a result of adopting this standard.

4.	REVENUE RECOGNITION

Disaggregation of Revenues

The following table disaggregates revenue by source:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Sales at company owned stores	$82,790	$31,037
Distribution	2,835	-
E-commerce sales	4,397	1,945
Total Revenues	$90,022	$32,982

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

4.	REVENUE RECOGNITION, continued

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, 1/1/2021	$7,713	$5,155
Closing balance, 3/31/2021	7,562	9,939
Increase (decrease)	$(151)	$4,784

Opening balance, 1/1/2020	$4,455	$2,504
Closing balance, 3/31/2020	4,575	3,555
Increase (decrease)	$120	$1,051

Of the total amount of customer deposit liability as of January 1, 2021, $5,155, $2,083 was reported as revenue during the three months ended March 31, 2021. Of the total amount of customer deposit liability as of January 1, 2020, $2,504, $1,599 was reported as revenue during the three months ended March 31, 2020.

The Company also has customer trade receivables under longer term financing arrangements at interest rates ranging from 9% to 12% with repayment terms ranging for 12 to 18 months. Long term trade receivables as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Note receivable	$3,286	$4,104
Allowance for losses	-	(292)
Notes receivable, net	$3,286	3,812

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	March 31, 2021	December 31, 2020
Note receivable	$-	$1,166
Allowance for losses	-	(292)
Notes receivable, net	$-	874

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

5.	INVESTMENTS

Marketable securities have maturities of less than one year as of March 31, 2021. There were no significant realized or unrealized gains or losses for the three months ended March 31, 2021.

The components of investments, available for sales securities, as of March 31, 2021 were as follows:

	Fair Value Level	Adjusted Cost Basis	Unrealized Gain (Loss)	Recorded Basis
Commercial paper	Level 2	$15,000	$-	$15,000
Corporate notes and bonds	Level 2	26,077	-	26,077
Marketable securities		$41,077	$-	$41,077

6.	NOTES RECEIVABLE

Notes receivable include customer trade receivables under long terms financing arrangements and other note receivable not associated with customer transactions.

	March 31, 2021	December 31, 2020
Trade receivables under longer term financing arrangements	$3,286	$3,812
Note receivable, non-customer related	1,500	-
Subtotal	4,786	3,812
Less, current portion	(3,905)	(2,612)
Notes receivable, noncurrent	$881	1,200

7.	PROPERTY AND EQUIPMENT

	March 31, 2021	December 31, 2020
Vehicle	$1,495	$1,342
Building	477	477
Leasehold improvements	2,810	1,988
Furniture, fixtures and equipment	7,286	5,739
Total property and equipment, gross	12,068	9,546
Accumulated depreciation and amortization	(3,730)	(3,071)
Property and equipment, net	$8,338	$6,475

Depreciation expense for the three months ended March 31, 2021 and 2020 was $659 and $331, respectively.

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

8.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill are as follows:

	March 31, 2021	December 31, 2020
Balance, beginning of period	$62,951	$17,799
Goodwill additions	38,092	45,152
Balance, end of period	$101,043	$62,951

Intangible assets on the Company’s consolidated balance sheets consist of the following:

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$25,348	$(1,260)	$13,923	$(398)
Patents, trademarks	100	(16)	100	(9)
Customer relationships	16,466	(492)	6,297	(138)
Non-competes	1,198	(67)	796	(22)
Capitalized software	1,843	(349)	1,163	(222)
	$44,955	$(2,184)	$22,279	$(789)

Amortization expense for the three months ended March 31, 2021 and 2020 was $1,395 and $28, respectively.

Future amortization expense is as follows:
2021, remainder	$6,465
2022	8,295
2023	8,295
2024	8,295
2025	7,706
Thereafter	3,715
Total	$42,771

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

9.	LONG-TERM DEBT

	March 31,	December 31,
	2021	2020
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	$-	$1

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	214	240
	$214	$241
Less Current Maturities	(83)	(83)
Total Long-Term Debt	$131	$158

Interest expense for the three months ended March 31, 2021 and 2020 was $2 and $7, respectively.

10.	LEASES

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

	March 31, 2021	December 31, 2020
Right to use assets, operating lease assets	$14,389	$12,088

Current lease liability	$3,870	$3,001
Non-current lease liability	10,824	9,479
	$14,694	$12,480

	March 31, 2021	March 31, 2020
Weighted average remaining lease term	3.34 years	3.24 years
Weighted average discount rate	6.0%	7.6%

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$1,541	$925
Short-term lease costs	141	16
Total operating lease costs	$1,682	$941

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

10.	LEASES, continued

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021:

2021 (remainder of the year)	$4,005
2022	4,564
2023	3,850
2024	2,713
2025	2,256
Thereafter	3,106
Total lease payments	20,494
Less: Imputed interest	(5,800)
Lease Liability at March 31, 2021	$14,694

11.	SHARE BASED PAYMENTS AND STOCK OPTIONS

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

The following table presents share-based payment expense for the three months ended March 31, 2021 and 2020.

	March 31,
	2021	2020
Restricted stock	$645	$2,619
Stock options	308	1,496
Warrants	374	-
Total	$1,327	$4,115

As of March 31, 2021, the Company had approximately $2.6 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.75 years. As of March 31, 2021, the Company also had approximately $3.6 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 2.75 years.

Restricted Stock

The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the second or third anniversary of the date of grant, subject to the employee’s continuing employment as of that date.

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

11.	SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

Restricted stock activity for the three months ended March 31, 2021 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	630	$4.51
Granted	-	$-
Vested	(291)	$4.39
Forfeited	(9)	$18.54
Nonvested, March 31, 2021	330	$4.24

The table below summarizes all option activity under all plans during the three months ended March 31, 2021:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2020	1,803	$3.92	3.47	$2.38
Granted		-	-	-
Exercised	(6)	4.63		2.75
Forfeited or expired		-	-	-
Outstanding at March 31, 2021	1,797	$3.92	2.47	$2.19
Options vested at March 31, 2021	1,361	$3.61	2.28	$2.02

A summary of the status of the Company’s outstanding stock purchase warrants for the three months ended March 31, 2021 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2020	1,393	$7.49
Issued	-
Exercised	(617)	$3.45
Forfeited	-
Outstanding at March 31, 2021	776	$10.71

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

12.	EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31, 2021	March 31, 2020
Net income (loss)	$6,147	$(2,094)
Weighted average shares outstanding, basic	58,394	37,823
Effect of dilutive outstanding warrants and stock options	1,923	-
Adjusted weighted average shares outstanding, dilutive	60,317	37,823
Basic income per shares	$.11	$(.06)
Dilutive income per share	$.10	$(.06)

13.	ACQUISITIONS

Our acquisition strategy is to acquire (i) well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has made any adjustments to the preliminary valuations on four of the eight acquisition based on valuation analysis prepared by independent third-party valuation consultants. The acquisitions for which an independent third-party valuation analysis has been competed includes Agron, LLC, Charcoir, Grow Warehouse and San Diego Hydro. The remaining four valuations, Aquarius, 55 Hydro, Grow Depot Maine and Indoor Garden, are expected to be completed by June 30, 2021. Any changes to these estimates may have a material impact on the Company’s operating results or financial position. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the consolidated statements of operations.

Acquisitions during the three months ended March 31, 2021.

On January 25, 2021, the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.7 million, including $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill of approximately $0.8 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On February 1, 2021, the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill of approximately $1.3 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

13.	ACQUISITIONS, continued

On February 15, 2021, the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill of approximately $9.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, CA. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately $5.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 12, 2021, the Company purchased the assets of Charcoir Corporation, who sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill of approximately $7.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand.

On March 15, 2021, the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, CA. The total consideration for the purchase of 55 Hydroponics was approximately $6.5 million, including $5.4 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill of approximately $3.8 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 15, 2021, the Company purchased the assets of Aquarius, a hydroponic and organic garden store in Springfield, MA. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $1.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 19, 2021, the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill of approximately $8.3 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer.

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

13.	ACQUISITIONS, continued

The table below represents the allocation of the purchase price to the acquired net assets during the three months ended March 31, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Total
Inventory	$-	$957	$780	$839	$1,400	$2,448	$326	$372	$7,122
Prepaids and other current assets	29	12	29	534	36	30	3	-	673
Furniture and equipment	46	63	50	-	315	250	25	94	843
Liabilities	-	-	-	-	-	(169)	-	-	(169)
Operating lease right to use asset	87	-	853		970	94	91	129	2,224
Operating lease liability	(87)	-	(853)		(970)	(94)	(91)	(129)	(2,224)
Customer relationships	858	356	453	6,454	533	1,136	215	163	10,168
Trade name	1,824	498	1,296	1,466	1,412	4,393	301	235	11,425
Non-compete	160	36	65	-	5	94	21	21	402
Goodwill	8,332	1,636	3,806	7,075	5,581	9,597	1,258	807	38,092
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$68,556

The table below represents the consideration paid for the net assets acquired in business combinations.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Total
Cash	$5,973	$2,331	$5,347	$9,902	$4,751	$8,100	$1,738	$1,165	$39,307
Common stock	5,276	1,227	1,132	6,466	4,531	9,679	411	527	29,249
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$68,556

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended March 31, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Total
Acquisition date	3/19/2021	3/15/2021	3/15/2021	3/12/2021	2/22/2021	2/15/2021	2/1/2021	1/25/2021
Revenue	$230	$185	$328	$276	$1,001	$2,168	$993	$805	$5,986
Net Income	$22	$16	$32	$101	$117	$294	$205	$118	$905

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

13.	ACQUISITIONS, continued

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the quarter ended March 31, 2021 and 2020.

	March 31, 2021 (Unaudited)	March 31, 2020 (Unaudited)
Revenue	$99,095	$49,625
Net income	$7,403	$503

Acquisitions during the three months ended March 31, 2020.

On February 26, 2020 we acquired certain assets of Health & Harvest LLC in a transaction valued at approximately $2.85 million. Acquired goodwill of approximately $1.1 million represented the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

The table below represents the allocation of the purchase price to the acquired net assets during the three months ended March 31, 2020.

Health & Harvest LLC
Inventory	$1,054
Furniture and equipment	51
Right to use asset	192
Lease liability	(192)
Customer relationships	246
Trade name	431
Non-compete	6
Goodwill	1,065
Total	$2,853

The table below represents the consideration paid for the net assets acquired in business combinations.

Health & Harvest LLC
Cash	$1,750
Common stock	1,103
Total	$2,853

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended March 31, 2020.

Health & Harvest LLC
Acquisition date	2/26/2020
Revenue	$559
Earnings	$112

GrowGeneration Corporation and Subsidiaries

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2021

13.	ACQUISITIONS, continued

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three months ended March 31, 2020 and 2019.

Pro forma consolidated income statement:

	March 31, 2020	March 31, 2019
Revenue	$34,076	$14,579
Earnings	$(1,873)	$688

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to March 31, 2021 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

For all acquisitions subsequent to the end of the quarter, the Company’s initial accounting for the business combination has not been completed because the valuations have not yet been received from the Company’s independent valuation firm.

On April 19, 2021 the Company purchased the assets of Grow Depot LLC (“Down River Hydro”), a hydroponic and indoor gardening supply store in Brownstown, MI. The total consideration for the purchase of Down River Hydro was approximately $4.4 million, including approximately $3.2 million in cash and 25,895 shares of common stock valued at approximately $1.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp. (together with all of its wholly-owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates e-commerce platforms, www.growgeneration.com and www.agron.io, Canopy Crop Management Corp, CharCoir Inc, and several proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.

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

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employ approximately 590 employees, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 865,000 square feet of retail and warehouse space.

We operate our business through the following business units:

●	Retail: 53 operating hydroponic/gardening centers focused on serving growers and cultivators.

●	Commercial: Sales to commercial customers, including large multi-state operators and cultivators.

●	E-Commerce/Omni-channel: Our e-commerce operation, includes GrowGeneration.com and Agron.io, a business-to-business (B2B) online portal for commercial growers. GrowGeneration.com is currently adding “Buy online/Pick up in store” same day pick up service.

●	Proprietary Brands and Private Label: GrowGeneration sells a variety of products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, vertical benching, environmental control systems and accessories for hydroponic gardening.

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

Growth Strategy - Store Acquisitions and New Store Openings

Core to our growth strategy is to expand the number of our retail garden centers throughout North America. The hydroponic retail landscape is fragmented, which allows us to acquire the “best of breed” hydroponic operations. In addition to the 12 states we are currently operating in, we have identified new market opportunities in states that include Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi and Missouri. In 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and completed eight (8) acquisitions, adding 14 new locations in 2020. The Company acquired 14 new locations in the first quarter of 2021, one additional location in April 2020 and has an active target pipeline of acquisitions which are planned to close in 2021.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and 2020.

The following table presents certain consolidated statement of operations information and presentation of that data as a dollar and percentage change from year-to-year.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Variance	% Variance
	(000)	(000)	(000)
Net revenue	$90,022	$32,982	$57,040	172.9%
Cost of goods sold	64,645	24,036	40,609	169.0%
Gross profit	25,377	8,946	16,431	183.7%
Store operating costs	8,182	3,639	4,543	124.8%
Income from store operation	17,195	5,307	11,888	224.0%
Corporate operating expenses	9,459	7,424	2,035	27.4%
Operating income	7,736	(2,117)	9,853	465.4%
Other income (expense)	(36)	23	(59)
Net income, before taxes	7,700	(2,094)	9,794	467.7%
Provision for income taxes	(1,553)	-	(1,553)
Net income	$6,147	$(2,094)	$8,241	393.6%

Net revenue for the three months ended March 31, 2021 was approximately $90 million, compared to $33 million for the three months ended March 31, 2020 an increase of approximately $57 million or 173%. This increase included $41.4 million of additional quarterly revenue from 2020 and 2021 acquisitions and $14.5 million of additional revenue from same store sales performance.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2021 was approximately $64.6 million, compared to approximately $24.0 million for the three months ended March 31, 2020, an increase of approximately $40.6 million or 169%. The increase in cost of goods sold was primarily due to the 173% increase in sales comparing the three months ended March 31, 2021 to the three months ended March 31, 2020.

Gross profit was approximately $25.4 million for the three months ended March 31, 2021, compared to approximately $8.9 million for the three months ended March 31, 2020, an increase of approximately $16.4 million or 184%. The increase in gross profit is primarily related to the 173% increase in revenues comparing the quarter ended March 31, 2021 to the quarter ended March 31, 2020. Gross profit as a percentage of revenues was 28.2% for the three months ended March 31, 2021, compared to 27.1% for the three months ended March 31, 2020. The increase in the gross profit margin percentage is primarily due to higher increases in revenues from both private label products and distributed products which were 6.2% of revenues for the quarter ended March 31, 2021 and less than 1% of revenues for the quarter ended March 31, 2020.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative and depreciation and amortization. Operating costs were approximately $17.6 million for the three months ended March 31, 2021 and approximately $11.1 million for the three months ended March 31, 2020, an increase of approximately $6.6 million or 60%.

Store operating costs were approximately $8.2 million for the three months ended March 31, 2021, compared to $3.6 million for the quarter ended March 31, 2020, an increase of $4.6 million or 125%. The increase in store operating costs was directly attributable to the 173% increase in revenues, the addition of twenty-five (25) locations that were added after March 31, 2020, and two (2) locations added during the quarter ended March 31, 2020 that were open for the entire quarter ended March 31, 2021.

Total corporate overhead was approximately $9.5 million for the three months ended March 31, 2021, compared to $7.4 million for the quarter ended March 31, 2020, an increase of $2.1 million or 28%. Selling, general, and administrative costs were approximately $7.4 million for the three months ended March 31, 2021, compared to approximately $7.1 million for the three months ended March 31, 2020. Salaries expense increased to $4.0 million from $1.8 million primarily due to an increase in corporate staff and general and administrative expenses increased to $2.1 million from $1.2 million to support expanding operations.  These increases were partially offset by a decrease in share-based compensation to $1.3 million from $4.1 million primarily due to new executive compensation agreements effective January 1, 2020 that had front loaded vesting provisions for shares and options that vested January 1, 2020 for which the remaining vesting was over a two-year period.

Net Income

Net income for the three months ended March 31, 2021 was approximately $6.1 million, compared to a net loss of approximately $2.1 million for the three months ended March 31, 2020, a positive change of approximately $8.2 million.

Operating Activities

Net cash provided by operating activities for three months ended March 31, 2021 was approximately $0.7 million compared to $0.8 million for the three months ended March 31, 2020.

Net cash used in investing activities was approximately $82.7 million for the three months ended March 31, 2021 and approximately $2.8 million for the three months ended March 31, 2020. Investing activities in 2021 were primarily attributable to store acquisition ($39.3 million), purchase of marketable securities ($41.1 million), vehicles and store equipment purchases ($1.7 million) and intangible asset purchases $(0.6 million). Investing activities for the three months ended March 31, 2020 were primarily related to store acquisitions $(1.8) million, the purchase of vehicles and store equipment to support new store operations of $(0.7) million and intangible assets ($0.4 million).

Net cash used in financing activities for the three months ended March 31, 2021 was approximately $3.9 million and was primarily attributable to stock redemptions. Net cash provided by financing activities for three months ended March 31, 2020 was $0.5 million and was primarily from proceeds from the sale of common stock and exercise of warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31, 2021	March 31, 2020
	(000)	(000)
Net income	$6,147	$(2,094)
Income taxes	1,553	-
Interest	2	7
Depreciation and Amortization	2,054	359
EBITDA	9,756	(1,728)
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,327	4,115

Adjusted EBITDA	$11,083	$2,387

Adjusted EBITDA per share, basic	$.19	$.06
Adjusted EBITDA per share, diluted	$.18	$.06

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had working capital of approximately $194 million, compared to working capital of approximately $223 million as of December 31, 2020, a decrease of approximately $29 million. The decrease in working capital from December 31, 2020 to March 31, 2021 was due primarily to eight (8) business acquisition completed during the quarter ended March 31, 2021 for which the cash consideration was approximately $39.3 million. At March 31, 2021, we had cash and cash equivalents of approximately $92 million and available for sale debt securities of $41.1 million. Currently, we have no demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

Critical Accounting Policies, Judgements and Estimates

For a summary of the Company’s significant accounting policies, please refer to Note 2 to our Consolidated Financial Statements filed on our Form 10-K for the year ended December 31, 2020.

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

In making this assessment, management used the criteria set forth by the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of March 31, 2021.

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

Remediation Plan and Status

Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. Remediation efforts will include but are not limited to new hires in critical positions to improve segregation of duties, supervision and oversight, as well as implementation of technologies to improve effective controls.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The COVID-19 coronavirus pandemic could have a material negative effect on our results of operations, cash flows, financial position, and business operations.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations.

We are unable to predict the impact that COVID-19 will have on our results of operations, cash flows, financial position, and business operations due to numerous uncertainties. These uncertainties include, but are not limited to: the severity of the virus; the duration of the pandemic; governmental actions which include restrictions on our operations up to and including potential closure of our stores and distribution centers; the duration and degree of quarantine or shelter-in-place measures, including additional measures that may still occur; impacts on our supply chain which include suppliers of our products and our transportation vendors; the health of our workforce and our ability to maintain staffing needs to operate our business; how macroeconomic factors evolve including unemployment rates and recessionary pressures; the impact of the crisis on consumer shopping patterns, both during and after the crisis; volatility in the economy as well as the credit and financial markets during and after the pandemic; the incremental costs of doing business during the crisis as well as on a long-term basis; potential increases in insurance premiums, medical claims costs, and workers’ compensation claim costs; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response; potential delays in growth initiatives including the timing of new store openings; potential adverse effects on our internal control environment and information security as a result of changes to a remote work environment; and the long-term impact of the crisis on our business.

In addition, we cannot predict the impact that the pandemic will have on our manufacturers and suppliers of our products and other business partners such as service vendors; however, any material effect on these parties could adversely impact our results of operations and our ability to operate our business effectively.

The COVID-19 coronavirus pandemic could have a material negative effect on our supply chain.

Circumstances surrounding and related to the COVID-19 pandemic have created unprecedented impacts on the global supply chain. Our business relies on an efficient and effective supply chain, including the manufacture and transportation of our products as well as the effective functioning of our distribution centers. Impacts related to the COVID-19 pandemic are placing strain on the domestic and international supply chain that could negatively affect the flow or availability of our products and result in higher out-of-stock inventory positions due to difficulties in timely obtaining product from the manufacturers and suppliers of our products as well as transportation of those products to our distribution centers and stores. Further, we may have to source products from different manufacturers or geographic locations which could result in, among other things, higher product costs, increased transportation costs, delays in receiving products or lower quality of the products.

Any of these circumstances could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.

Actions taken to protect the health and safety of our team members and customers during the COVID-19 coronavirus pandemic have increased our operating costs and may not be sufficient to protect against operational or reputational harm to our business.

In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include personal protective equipment for our team members, a requirement to wear masks in our facilities, increased staffing in order to provide contact-free curbside pickup from stores, expansion of our capabilities to support delivery to customer homes, increased cleaning and sanitizing measures, and monitoring for “social distancing” directives, as well as additional cleaning materials in our facilities. Additionally, we have provided appreciation bonuses as well as permanent increases in compensation and benefits for our team members in our stores and distribution centers to further support them during and after the COVID-19 pandemic. Actions such as these have resulted in significant incremental costs and we expect that we will continue to incur these costs for the foreseeable future, which in turn will have an adverse impact on our results of operations.

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of this virus and the consequences of our actions, we may see unexpected outcomes notwithstanding our added safety measures. For instance, if we do not respond appropriately to the pandemic, or if our customers do not participate in “social distancing” and other safety measures, the well-being of our team members and customers could be jeopardized. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to claims and litigation from team members, customers and service providers.

Additionally, an outbreak of confirmed cases of COVID-19 in our stores or distribution centers could result in temporary or sustained workforce shortages or facility closures which would negatively impact our underlying business and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2021.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeff Lasher
Jeff Lasher, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)