Form 10-Q
period 2021-06-30
GrowGeneration Corp.
filed 2021-08-12
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 333-207889

GROWGENERATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado	46-5008129
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

5619 DTC Parkway, Suite 900
Greenwood Village, Colorado 80111
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

As of August 12, 2021 there were 59,607,234 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,155	$177,912
Marketable securities	57,357	—
Accounts receivable, net	4,377	3,901
Notes receivable, current	4,535	2,612
Inventory, net	95,937	54,024
Income taxes receivable	—	655
Prepaids and other current assets	26,286	11,125
Total current assets	255,647	250,229

Property and equipment, net	10,455	6,475
Operating leases right-of-use assets, net	31,661	12,088
Notes receivables, net of current portion	1,371	1,200
Intangible assets, net	44,279	21,490
Goodwill	108,740	62,951
Other assets	694	301
TOTAL ASSETS	$452,847	$354,734

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,481	$14,623
Accrued liabilities	2,639	672
Payroll and payroll tax liabilities	4,412	2,655
Customer deposits	6,793	5,155
Sales tax payable	2,046	1,161
Income taxes payable	1,846	—
Current maturities of lease liability	5,464	3,001
Current portion of long-term debt	83	83
Total current liabilities	59,764	27,350

Deferred tax liability	1,697	750
Operating lease liability, net of current maturities	27,427	9,479
Long-term debt, net of current portion	106	158
Total liabilities	88,994	37,737

Stockholders’ Equity:
Common stock	60	57
Additional paid-in capital	353,575	319,582
Retained earnings (deficit)	10,218	(2,642)
Total stockholders’ equity	363,853	316,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,847	$354,734

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$125,885	$43,451	$215,907	$76,433
Cost of sales	90,172	31,866	154,817	55,902
Gross profit	35,713	11,585	61,090	20,531

Operating expenses:
Store operations	12,624	3,877	20,806	7,516
Selling, general, and administrative	10,563	4,431	17,968	11,496
Depreciation and amortization	2,917	468	4,971	827
Total operating expenses	26,104	8,776	43,745	19,839

Income from operations	9,609	2,809	17,345	692

Other income (expense):
Other expense	(8)	(66)	(46)	(61)
Interest income	36	—	40	25
Interest expense	(4)	(13)	(6)	(20)
Total non-operating income (expense), net	24	(79)	(12)	(56)

Net income before taxes	9,633	2,730	17,333	636

Provision for income taxes	(2,920)	(156)	(4,473)	(156)

Net income	$6,713	$2,574	$12,860	$480

Net income per share, basic	$0.11	$0.07	$0.22	$0.01
Net income per share, diluted	$0.11	$0.06	$0.22	$0.01

Weighted average shares outstanding, basic	59,061	38,617	58,588	38,224
Weighted average shares outstanding, diluted	60,223	41,016	59,794	40,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	57,151	$57	$319,582	$(2,642)	$316,997
Common stock issued upon warrant exercise	40	—	111	—	111
Common stock issued upon cashless warrant exercise	535	1	(1)	—	—
Common stock issued upon exercise of options	1	—	2	—	2
Common stock issued upon cashless exercise of options	5	—	—	—	—
Common stock issued in connection with business combinations	548	—	29,249	—	29,249
Common stock issued for share based compensation	300	—	—	—	—
Common stock redeemed in litigation settlement	(90)	—	—	—	—
Common stock redemption	(96)	—	(3,954)	—	(3,954)
Share based compensation	—	—	1,187	—	1,187
Net income	—	—	—	6,147	6,147
Balances, March 31, 2021	58,394	$58	$346,176	$3,505	$349,739
Common stock issued upon warrant exercise	216	—	224	—	224
Common stock issued upon cashless warrant exercise	119	—	—	—	—
Common stock issued upon exercise of options	460	1	1,729	—	1,730
Common stock issued upon cashless exercise of options	272	—	—	—	—
Common stock issued in connection with business combinations	101	1	3,938	—	3,939
Share based compensation	—	—	1,508	—	1,508
Net income	—	—	—	6,713	6,713
Balances, June 30, 2021	59,562	$60	$353,575	$10,218	$363,853

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	36,876	$37	$60,742	$(7,970)	$52,809
Common stock issued upon warrant exercise	191	—	510	—	510
Common stock issued upon cashless warrant exercise	19	—	—	—	—
Common stock issued upon cashless exercise of options	280	—	—	—	—
Common stock issued in connection with business combinations	250	—	1,102	—	1,102
Common stock issued for assets	24	—	101	—	101
Common stock issued for services	50	—	—	—	—
Common stock issued for share based compensation	519	1	1,760	—	1,761
Share based compensation	—	—	2,209	—	2,209
Net loss	—	—	—	(2,094)	(2,094)
Balances, March 31, 2020	38,209	$38	$66,424	$(10,064)	$56,398
Common stock issued upon warrant exercise	81	—	282	—	282
Common stock issued upon cashless warrant exercise	78	—	—	—	—
Common stock issued upon cashless exercise of options	30	—	—	—	—
Common stock issued in connection with business combinations	108	—	705	—	705
Common stock issued for assets	10	—	67	—	67
Common stock issued for services	325	—	717	—	717
Common stock issued for share based compensation	5	—	25	—	25
Share based compensation	—	—	1,162	—	1,162
Net income	—	—	—	2,574	2,574
Balances, June 30, 2020	38,846	$38	$69,382	$(7,490)	$61,930

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,860	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,971	827
Stock-based compensation expense	3,241	5,302
Bad debt expense, net of recoveries	313	195
Deferred taxes	947	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,883)	652
Inventory	(32,763)	(6,154)
Prepaid expenses and other assets	(14,487)	(2,550)
Accounts payable and accrued liabilities	23,280	6,608
Operating leases	838	157
Payroll and payroll tax liabilities	1,757	272
Income taxes payable	1,846	156
Customer deposits	1,469	(169)
Sales tax payable	885	345
Net cash provided by operating activities	2,274	6,121
Cash flows from investing activities:
Assets acquired in business combinations	(48,045)	(3,032)
Purchase of marketable securities	(57,357)	—
Purchase of property and equipment	(4,428)	(1,280)
Purchase of intangibles	(1,262)	(709)
Net cash used in investing activities	(111,092)	(5,021)
Cash flows from financing activities:
Principal payments on long term debt	(52)	(47)
Common stock redeemed	(3,954)	—
Proceeds from the sale of common stock and exercise of warrants, net of expenses	2,067	792
Net cash provided by (used in) financing activities	(1,939)	745
Net change	(110,757)	1,845
Cash at the beginning of period	177,912	12,979
Cash at the end of period	$67,155	$14,824

Supplemental disclosures of non-cash activities:
Cash paid for interest	$6	$20
Common stock issued for accrued payroll	$—	$718
Common stock issued for business combination	$33,187	$1,808
Assets acquired by issuance of common stock	$—	$168
Right to use assets acquired under new operating leases	$19,573	$1,095
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021

1.GENERAL

GrowGeneration Corp (the “Company”, "we", or "our") is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of fifty-eight (58) retail hydroponic/gardening stores across 12 states, an online e-commerce platform, and proprietary businesses that market grow solutions through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

All amounts included in the accompanying footnotes to the consolidated financial statements, except per share data, is in thousands (000).

Risk and Uncertainties

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, if the pandemic persists or worsens, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). The Company has experienced minimal business interruption as a result of the COVID-19 pandemic. We have been deemed an “essential” business by state and local authorities in the areas in which we operate and as such have not been subject to business closures. The COVID-19 pandemic to date has resulted in temporary supply chain delays of our inventory. As events surrounding the COVID-19 pandemic can change rapidly we cannot predict how it may disrupt our operations or the full extent of the disruption.

New Accounting Policies Adopted During the Six Months Ended June 30, 2021

Securities

The Company classifies its commercial paper and debt securities as marketable securities. Marketable securities with available fair market values are stated at fair market values. Unrealized gains and unrealized losses on these marketable securities are reported, net of applicable income taxes, in other comprehensive income. Realized gains or losses on sale of marketable securities are computed using primarily the moving average cost and reported in net income. For the six months ended June 30, 2021, there were no significant unrealized gains or losses recorded.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
2.FAIR VALUE MEASUREMENTS

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

	Level	June 30, 2021	December 31, 2020
Cash equivalents	2	$67,155	$177,912
Marketable securities	2	$57,357	$—
Notes receivable	2	$5,906	$2,937
Notes receivable impaired	3	$—	$875
Accounts receivable	2	$4,377	$3,901

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
3.RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update (“ASU”). We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements. We have evaluated recently issued accounting pronouncements and determined that there is no material impact on our financial position or results of operations.

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

4.REVENUE RECOGNITION

The following table disaggregates revenue by source:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Sales at company owned stores	$108,911	$40,128	$190,138	$71,912
Distribution	4,988	—	7,823	—
E-commerce sales	11,986	3,323	17,946	4,521
Total Revenues	$125,885	$43,451	$215,907	$76,433

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
4.REVENUE RECOGNITION, continued

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2021	$7,713	$5,155
Closing balance, June 30, 2021	10,283	6,793
Increase (decrease)	$2,570	$1,638

Opening balance, January 1, 2020	$4,455	$2,504
Closing balance, June 30, 2020	3,609	2,335
Increase (decrease)	$(846)	$(169)

Of the total amount of customer deposit liability as of January 1, 2021, $2,873 was reported as revenue during the six months ended June 30, 2021. Of the total amount of customer deposit liability as of January 1, 2020, $1,599 was reported as revenue during the six months ended June 30, 2020.

The Company also has customer trade receivables under longer term financing arrangements at interest rates ranging from 9% to 12% with repayment terms ranging for 12 to 18 months. Long term trade receivables as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Note receivable	$6,172	$4,104
Allowance for losses	(266)	(292)
Notes receivable, net	$5,906	3,812

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	June 30, 2021	December 31, 2020
Note receivable	$266	$1,166
Allowance for losses	(266)	(292)
Notes receivable, net	$—	874

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
5.INVESTMENTS

Marketable securities have maturities of less than one year as of June 30, 2021. There were no significant realized or unrealized gains or losses for the six months ended June 30, 2021.

The components of investments, available for sales securities, as of June 30, 2021 were as follows:

	Fair Value Level	Adjusted Cost Basis	Unrealized Gain (Loss)	Recorded Basis
Commercial paper	Level 2	$9,994	$—	$9,994
Corporate notes and bonds	Level 2	47,363	—	47,363
Marketable securities		$57,357	$—	$57,357

6.NOTES RECEIVABLE

Notes receivable include customer trade receivables under long term financing arrangements and other note receivables not associated with customer transactions.

	June 30, 2021	December 31, 2020
Trade receivables under longer term financing arrangements	$5,906	$3,812
Note receivable, non-customer related	—	—
Subtotal	5,906	3,812
Less, current portion	(4,535)	(2,612)
Notes receivable, noncurrent	$1,371	1,200

7.PROPERTY AND EQUIPMENT

	June 30, 2021	December 31, 2020
Vehicles	$2,256	$1,342
Building	1,107	477
Leasehold improvements	3,381	1,988
Furniture, fixtures and equipment	8,223	5,739
Total property and equipment, gross	14,967	9,546
Accumulated depreciation and amortization	(4,512)	(3,071)
Property and equipment, net	$10,455	$6,475

Depreciation expense for the three and six months ended June 30, 2021 was $782 thousand and $1.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $374 thousand and $705 thousand, respectively.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
8.GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill are as follows:

	June 30, 2021	December 31, 2020
Balance, beginning of period	$62,951	$17,799
Goodwill additions and measurement period adjustments	45,789	45,152
Balance, end of period	$108,740	$62,951

Intangible assets consist of the following:

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$24,184	$(2,298)	$13,923	$(398)
Patents, trademarks	100	(35)	100	(9)
Customer relationships	18,372	(1,260)	6,297	(138)
Non-competes	1,115	(118)	796	(22)
Intellectual property	2,065	(138)	—	—
Capitalized software	2,762	(470)	1,163	(222)
	$48,598	$(4,319)	$22,279	$(789)

Amortization expense for the six months ended June 30, 2021 and 2020 was $2,135 and $3,530, respectively.

Future amortization expense is as follows:
2021, remainder	$4,714
2022	9,525
2023	9,164
2024	8,817
2025	8,283
Thereafter	3,776
Total	$44,279

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
9.LONG-TERM DEBT

	June 30, 2021	December 31, 2020
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25	$—	$1

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440.00, Due August 2023	189	240
	$189	$241
Less Current Maturities	(83)	(83)
Total Long-Term Debt	$106	$158

Interest expense for the three months ended June 30, 2021 and 2020 was $4 thousand and $13 thousand, respectively.

Interest expense for the six months ended June 30, 2021 and 2020 was $6 thousand and $20 thousand, respectively.

10.LEASES

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

	June 30, 2021	December 31, 2020
Right to use assets, operating lease assets	$31,661	$12,088

Current lease liability	$5,464	$3,001
Non-current lease liability	27,427	9,479
	$32,891	$12,480

	June 30, 2021	June 30, 2020
Weighted average remaining lease term	7.17 years	3.44 years
Weighted average discount rate	6.0%	7.6%

	Six Months Ended June 30,
	2021	2020
Operating lease costs	$3,548	$1,714
Short-term lease costs	1,109	31
Total operating lease costs	$4,657	$1,745

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
10.LEASES, continued

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2021:

2021 (remainder of the year)	$3,769
2022	6,720
2023	6,021
2024	4,884
2025	4,246
Thereafter	15,170
Total lease payments	40,810
Less: Imputed interest	(7,919)
Lease Liability at June 30, 2021	$32,891

11.SHARE BASED PAYMENTS

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

The following table presents share-based payment expense for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021	2020
Restricted stock	$1,935	$3,316
Stock options	559	1,986
Warrants	747	—
Total	$3,241	$5,302

As of June 30, 2021, the Company had approximately $10.4 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 3.3 years. As of June 30, 2021, the Company also had approximately $3.3 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 2.5 years.

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

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
11.SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

Restricted stock activity for the six months ended June 30, 2021 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	630	$4.15
Granted	201	$45.56
Vested	(291)	$4.39
Forfeited	(9)	$18.54
Nonvested, June 30, 2021	531	$20.40

The table below summarizes all option activity under all plans during the six months ended June 30, 2021:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2020	1,803	$3.92	3.47	$2.38
Granted		—	—	—
Exercised	(753)	3.05		1.65
Forfeited or expired	(50)	4.16	—	2.28
Outstanding at June 30, 2021	1,000	$4.56	3.31	$2.46
Options vested at June 30, 2021	774	$4.29	2.80	$3.31

A summary of the status of the Company’s outstanding stock purchase warrants for the six months ended June 30, 2021 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	1,393	$7.49
Issued	—
Exercised	(968)	$2.84
Forfeited	—
Outstanding at June 30, 2021	425	$17.25

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
12.EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30, 2021	June 30, 2020
Net income	$6,713	$2,574
Weighted average shares outstanding, basic	59,061	38,617
Effect of dilution	1,162	2,399
Adjusted weighted average shares outstanding, dilutive	60,223	41,016
Basic earnings per shares	$0.11	$0.07
Dilutive earnings per share	$0.11	$0.06

	Six Months Ended
	June 30, 2021	June 30, 2020
Net income	$12,860	$480
Weighted average shares outstanding, basic	58,588	38,224
Effect of dilution	1,206	2,017
Adjusted weighted average shares outstanding, dilutive	59,794	40,241
Basic earnings per shares	$0.22	$0.01
Dilutive earnings per share	$0.22	$0.01

13.ACQUISITIONS

Our acquisition strategy is to acquire (i) well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has made adjustments to the preliminary valuations of the acquisition based on valuation analysis prepared by independent third-party valuation consultants. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the consolidated statements of operations.

Acquisitions during the six months ended June 30, 2021.

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

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
13.ACQUISITIONS, continued

On February 15, 2021, the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill of approximately $11.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, CA. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately $5.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 12, 2021, the Company purchased the assets of Charcoir Corporation, who sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill of approximately $6.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand.

On March 15, 2021, the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, CA. The total consideration for the purchase of 55 Hydroponics was approximately $6.5 million, including $5.4 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill of approximately $3.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 15, 2021, the Company purchased the assets of Aquarius, a hydroponic and organic garden store in Springfield, MA. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $1.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 19, 2021, the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill of approximately $8.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer.

On April 19, 2021, the Company purchased the assets of Grow Depot LLC ("Down River Hydro"), a hydroponic and indoor gardening supply store in Brownstown, MI. The total consideration for the purchase of Down River Hydro was approximately $4.4 million, including approximately $3.2 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

On May 24, 2021, the Company purchased the assets of The Harvest company ("Harvest"), a northern California-based hydroponic supply center and cultivation design innovator with stores in Redding and Trinity County. The total consideration for the purchase if Harvest was approximately $8.3 million, including approximately $5.6 million in cash and common stock valued at approximately $2.8 million. Acquired goodwill of approximately $4.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
13.ACQUISITIONS, continued

The table below represents the allocation of the purchase price to the acquired net assets during the six months ended June 30, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro
Inventory	$—	$957	$780	$839	$1,400
Prepaids and other current assets	29	12	29	534	36
Furniture and equipment	46	63	50	—	315
Liabilities	—	—	—	—	—
Operating lease right to use asset	87	—	853	—	970
Operating lease liability	(87)	—	(853)	—	(970)
Customer relationships	832	339	809	5,712	605
Trade name	1,530	485	870	1,099	1,192
Non-compete	139	—	26	—	6
Intellectual property	—	—	—	2,065	—
Goodwill	8,673	1,702	3,915	6,119	5,728
Total	$11,249	$3,558	$6,479	$16,368	$9,282

	Grow Warehouse	Grow Depot Maine	Indoor Garden	Down River Hydro	Harvest	Total
Inventory	$2,448	$326	$372	$824	$1,204	$9,150
Prepaids and other current assets	30	3	—	3	7	683
Furniture and equipment	250	25	94	50	100	993
Liabilities	(169)	—	—	—	—	(169)
Operating lease right to use asset	94	91	129	—	—	2,224
Operating lease liability	(94)	(91)	(129)	—	—	(2,224)
Customer relationships	1,256	549	210	634	1,016	11,962
Trade name	2,748	344	353	698	1,392	10,711
Non-compete	94	36	2	16	—	319
Intellectual property	—	—	—	—	—	2,065
Goodwill	11,122	866	661	2,126	4,606	45,518
Total	17,779	2,149	1,692	$4,351	$8,325	$81,232

The table below represents the consideration paid for the net assets acquired in business combinations.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro
Cash	$5,973	$2,331	$5,347	$9,902	$4,751
Common stock	5,276	1,227	1,132	6,466	4,531
Total	$11,249	$3,558	$6,479	$16,368	$9,282

	Grow Warehouse	Grow Depot Maine	Indoor Garden	Down River Hydro	Harvest	Total
Cash	$8,100	$1,738	$1,165	$3,177	$5,561	$48,045
Common stock	9,679	411	527	1,174	2,764	33,187
Total	$17,779	$2,149	$1,692	$4,351	$8,325	$81,232

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement for the period ended June 30, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro
Acquisition date	3/19/2021	3/15/2021	3/15/2021	3/12/2021	2/22/2021
Revenue	$6,105	$2,684	$2,222	$1,880	$3,446
Net Income	$324	$365	$314	$518	$547

	Grow Warehouse	Grow Depot Maine	Indoor Garden	Down River Hydro	Harvest	Total
Acquisition date	2/15/2021	2/1/2021	1/25/2021	4/19/2021	5/24/21
Revenue	$6,753	$2,779	$2,308	$1,200	$1,489	$5,986
Net Income	$1,297	$555	$433	$176	$268	$905

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
13.ACQUISITIONS, continued

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the quarter ended June 30, 2021 and 2020.

	Three Months Ended	Six Months Ended
	June 30, 2021 (Unaudited)	June 30, 2021 (Unaudited)
Revenue	$130,504	$229,599
Net income	$12,446	$19,849

	Three Months Ended	Six Months Ended
	June 30, 2020 (Unaudited)	June 30, 2020 (Unaudited)
Revenue	$40,501	$90,126
Net income	$1,849	$2,352

Acquisitions during the six months ended June 30, 2020.

On February 26, 2020 we acquired certain assets of Health & Harvest LLC in a transaction valued at approximately $2.85 million. Acquired goodwill of approximately $1.1 million represented the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On June 16, 2020 we acquired certain assets of H2O Hydroponics, LLC in a transaction valued at approximately $2.0 million. Acquired goodwill of approximately $1.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company's existing working capital.

The table below represents the allocation of the purchase price to the acquired net assets during the six months ended June 30, 2020.

	H2O Hydroponics LLC	Health & Harvest LLC	Total
Inventory	$498	$1,054	$1,552
Prepaids and other current assets	4	—	4
Furniture and equipment	50	51	101
Right to use asset	902	192	1,094
Lease liability	(902)	(192)	(1,094)
Customer relationships	150	255	405
Trade name	234	357	591
Non-compete	43	6	49
Goodwill	1,008	1,130	2,138
Total	$1,987	$2,853	$4,840

The table below represents the consideration paid for the net assets acquired in business combinations.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021

	H2O Hydroponics LLC	Health & Harvest LLC	Total
Cash	$1,282	$1,750	$3,032
Common stock	705	1,103	1,808
Total	$1,987	$2,853	$4,840

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended June 30, 2020.

	H2O Hydroponics LLC	Health & Harvest LLC	Total
Acquisition date	6/26/20	2/26/2020
Revenue	$227	$2,300	$2,527
Earnings	$28	$462	$490

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the six months ended June 30, 2020 and 2019.

Pro forma consolidated income statement:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue	$21,759	$37,122
Earnings	$1,149	$1,465

14.RELATED PARTIES

The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid for to that firm in total was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was no outstanding balance due.

15.SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2021 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

For all acquisitions subsequent to the end of the quarter, the Company’s initial accounting for the business combination has not been completed because the valuations have not yet been received from the Company’s independent valuation firm.

On July 1, 2021, the Company purchased the assets of Aqua Serene, an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was $10.0 million, including approximately $7.7 million in cash and 46,554 shares of common stock valued at approximately $2.3 million.

On July 3, 2021, the Company purchased the assets of Mendocino Greenhouse & Garden Supply, Inc, a Northern California-based hydroponic garden center located in Mendocino, California. The total consideration for the purchase was approximately $4.0 million.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2021
On July 27, 2021, the Company entered into a series of asset purchase agreements (the “Purchase Agreements”) through its wholly-owned subsidiary, GrowGeneration Michigan Corp., to purchase the assets from subsidiaries of HGS Hydro (“HGS Hydro”) with six stores across the State of Michigan and a seventh store to open in the fall of 2021. This acquisition is expected to close before the end of 2021 fiscal year-end. As consideration for the assets, the Company agreed to pay HGS Hydro an aggregate purchase price of approximately $72.2 million which includes $55.2 million in cash and approximately $17.0 million in shares of the Company's restricted common stock.

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

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employ approximately 671 employees, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 875,000 square feet of retail and warehouse space.

We operate our business through the following business units:

•Retail: 58 operating hydroponic/gardening centers focused on serving growers and cultivators.

•Commercial: Sales to commercial customers, including large multi-state operators and cultivators.

•E-Commerce/Omni-channel: Our e-commerce operation, includes GrowGeneration.com and Agron.io, a business-to-business (B2B) online portal for commercial growers. GrowGeneration.com is currently adding “Buy online/Pick up in store” same day pick up service.

•Proprietary Brands and Private Label: GrowGeneration sells a variety of products, including nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, vertical benching, environmental control systems and accessories for hydroponic gardening.

Competitive Advantages

As the largest chain of hydroponic garden centers by revenue and number of stores in the United States based on management’s estimates, we believe that we have the following core competitive advantages over our competitors:

•We offer a one-stop shopping experience to all types of growers by providing “selection, service, and solutions”;

•We provide end-to-end solutions for our commercial customers from capex built-out to consumables to nourish their plants;

•We have a knowledge-based sales team, all with horticultural experience;

•We offer the options to transact online, in store, or buy online and pick up;

•We consider ourselves to be a leader of the products we offer, from launching new technologies to the development of our private label products;

•We have a professional team for mergers and acquisitions to acquire and open new locations and successfully add them to our company portfolio; and

•We offer a program of issuing credit to licensed commercial customers based on a credit evaluation process.

Growth Strategy - Store Acquisitions and New Store Openings

Core to our growth strategy is to expand the number of our retail garden centers throughout North America. The hydroponic retail landscape is fragmented, which allows us to acquire the “best of breed” hydroponic operations. In addition to the 12 states we are currently operating in, we have identified new market opportunities in states that include Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi and Missouri. In 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and completed eight (8) acquisitions, adding 14 new locations. The Company acquired 17 new locations in the first half of 2021, three additional locations in July 2021 and has an active target pipeline of acquisitions which are planned to close in 2021.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021 and 2020.

Net revenue for the three months ended June 30, 2021 was approximately $125.9 million, compared to $43.5 million for the three months ended June 30, 2020 an increase of approximately $82.4 million or 190%. This increase included approximately $45.4 million of additional revenue related to 2020 and 2021 acquisitions and $23.3 million of revenue from same store sales.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021 was approximately $90.2 million, compared to approximately $31.9 million for the three months ended June 30, 2020, an increase of approximately $58.3 million or 183%. The increase in cost of goods sold was primarily due to the 190% increase in sales comparing the three months ended June 30, 2021 to the three months ended June 30, 2020.

Gross profit was approximately $35.7 million for the three months ended June 30, 2021, compared to approximately $11.6 million for the three months ended June 30, 2020, an increase of approximately $24.1 million or 208%. The increase in gross profit is primarily related to the 190% increase in revenues comparing the quarter ended June 30, 2021 to the quarter ended June 30, 2020. Gross profit as a percentage of revenues was 28.4% for the three months ended June 30, 2021, compared to 26.7% for the three months ended June 30, 2020. The increase in the gross profit margin percentage is primarily due to higher increases in revenues from both private label products and distributed products which were 7.1% of revenues for the quarter ended June 30, 2021 and less than 1% of revenues for the quarter ended June 30, 2020.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative and depreciation and amortization. Operating costs were approximately $26.1 million for the three months ended June 30, 2021 and approximately $8.8 million for the three months ended June 30, 2020, an increase of approximately $17.3 million or 197%.

Store operating costs were approximately $12.6 million for the three months ended June 30, 2021, compared to $3.9 million for the quarter ended June 30, 2020, an increase of $8.7 million or 226%. The increase in store operating costs was directly attributable to the 190% increase in revenues, the addition of twenty-nine (29) locations that were added after June 30, 2020, and one (1) locations added during the quarter ended June 30, 2020 that were open for the entire quarter ended June 30, 2021.

Total corporate overhead was approximately $13.5 million for the three months ended June 30, 2021, compared to $4.9 million for the quarter ended June 30, 2020, an increase of $8.6 million or 175%. Selling, general, and administrative costs were approximately $10.6 million for the three months ended June 30, 2021, compared to approximately $4.4 million for the three months ended June 30, 2020. Salaries expense increase to $5.6 million from $2.0 million primarily due to an increase in corporate staff and general and administrative expenses increased to $3.0 million from $1.3 million to support expanding operations.  Share-based compensation increased to $1.9 million from $1.2 million primarily due to expanding corporate staff to support the increased operations.

Net Income

Net income for the three months ended June 30, 2021 was approximately $6.7 million, compared to net income of approximately $2.6 million for the three months ended June 30, 2020, a increase of approximately $4.1 million.

Comparison of the six months ended June 30, 2021 and 2020.

Net revenue for the six months ended June 30, 2021 was approximately $215.9 million, compared to $76.4 million for the six months ended June 30, 2020 an increase of approximately $139.5 million or 182%. This increase included $73.4 million of additional revenue from 2020 and 2021 acquisitions and $37.8 million of additional revenue from same store sales performance.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021 was approximately $154.8 million, compared to approximately $55.9 million for the six months ended June 30, 2020, an increase of approximately $98.9 million or 177%. The increase in cost of goods sold was primarily due to the 182% increase in sales comparing the six months ended June 30, 2021 to the six months ended June 30, 2020.

Gross profit was approximately $61.1 million for the six months ended June 30, 2021, compared to approximately $20.5 million for the six months ended June 30, 2020, an increase of approximately $40.6 million or 198%. The increase in gross profit is primarily related to the 182% increase in revenues comparing the six months ended June 30, 2021 to the six months ended June 30, 2020. Gross profit as a percentage of revenues was 28.3% for the six months ended June 30, 2021, compared to 26.9% for the six months ended June 30, 2020. The increase in the gross profit margin percentage is primarily due to higher increases in revenues from both private label products and distributed products which were 6.8% of revenues for the quarter ended June 30, 2021 and less than 1% of revenues for the quarter ended June 30, 2020.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative and depreciation and amortization. Operating costs were approximately $43.7 million for the six months ended June 30, 2021 and approximately $19.8 million for the six months ended June 30, 2020, an increase of approximately $23.9 million or 121%.

Store operating costs were approximately $20.8 million for the six months ended June 30, 2021, compared to $7.5 million for the six months ended June 30, 2020, an increase of $13.3 million or 177%. The increase in store operating costs was directly attributable to the 182% increase in revenues, the addition of twenty-nine (29) locations that were added after June 30, 2020, and two (2) locations added during the six months ended June 30, 2020 that were open for the entire quarter ended June 30, 2021.

Total corporate overhead was approximately $22.9 million for the six months ended June 30, 2021, compared to $12.3 million for the quarter ended June 30, 2020, an increase of $10.6 million or 86%. Selling, general, and administrative costs were approximately $18.0 million for the six months ended June 30, 2021, compared to approximately $11.5 million for the six months ended June 30, 2020. Salaries expense increased to $9.6 million from $3.8 million primarily due to an increase in corporate staff and general and administrative expenses increased to $5.1 million from $2.4 million to support expanding operations.  These increases were partially offset by a decrease in share-based compensation to $3.2 million from $5.3 million primarily due to new executive compensation agreements effective January 1, 2020 that had front loaded vesting provisions for shares and options that vested January 1, 2020 for which the remaining vesting was over a two-year period.

Net Income

Net income for the six months ended June 30, 2021 was approximately $12.9 million, compared to a net income of approximately $0.5 million for the six months ended June 30, 2020, a increase of approximately $12.4 million.

Operating Activities

Net cash provided by operating activities for six months ended June 30, 2021 was approximately $2.3 million compared to $6.1 million for the six months ended June 30, 2020.

Net cash used in investing activities was approximately $111.1 million for the six months ended June 30, 2021 and approximately $5.0 million for the six months ended June 30, 2020. Investing activities in 2021 were primarily attributable to acquisitions of $48.0 million , purchase of marketable securities of $57.4 million, vehicles and store equipment purchases $4.4 million and intangible asset purchases of $1.3 million. Investing activities for the six months ended June 30, 2020 were primarily related to store acquisitions of $3.0 million, the purchase of vehicles and store equipment to support new store operations of $1.3 million and intangible assets of $0.7 million.

Net cash used in financing activities for the six months ended June 30, 2021 was approximately $1.9 million and was primarily attributable to stock redemptions partially offset by the proceeds from the sales of common stock and exercise of warrants. Net cash provided by financing activities for six months ended June 30, 2020 was $0.7 million and was primarily from proceeds from the sale of common stock and exercise of warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,
	2021	2020
	(000)	(000)
Net income	$6,713	$2,574
Income taxes	2,920	156
Interest expense	4	13
Depreciation and Amortization	2,917	468
EBITDA	$12,554	$3,211
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,914	1,187
Adjusted EBITDA	$14,468	$4,398

Adjusted EBITDA per share, basic	$0.24	$0.11
Adjusted EBITDA per share, diluted	$0.24	$0.11

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Six Months Ended June 30,
	2021	2020
	(000)	(000)
Net income	$12,860	$480
Income taxes	4,473	156
Interest	6	20
Depreciation and Amortization	4,971	827
EBITDA	$22,310	$1,483
Share based compensation (option compensation, warrant compensation, stock issued for services)	3,241	5,302
Adjusted EBITDA	25,551	$6,785

Adjusted EBITDA per share, basic	$0.44	$0.18
Adjusted EBITDA per share, diluted	$0.43	$0.17

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had working capital of approximately $195.9 million, compared to working capital of approximately $222.9 million as of December 31, 2020, a decrease of approximately $27.0 million.. The decrease in working capital from December 31, 2020 to June 30, 2021 was due primarily to ten (10) business acquisition completed during the six months ended June 30, 2021 for which the cash consideration was approximately $48.0 million. This decrease in working capital related to business acquisitions was partially offset by an increase in inventory associated with more locations and our ability to leverage greater bulk purchasing due to our growth. At June 30, 2021, we had cash and cash equivalents of approximately $67.2 million and available for sale debt securities of $57.4 million. Currently, we have no demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

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

In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of June 30, 2021.

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

The following were contributing factors to the material weaknesses in control activities:

• Insufficient resources within the accounting and financial reporting department to review the accounting implications of complex transactions..

•Inadequate segregation of duties within the bank accounts.

•Ineffective information technology general controls (ITGCs) in the areas of user access over certain information technology (IT) systems that support the Company’s financial reporting processes.

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

There may be limitations on the effectiveness of our internal controls. Failure of our internal control over financial reporting could harm our business and financial results.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

In connection with the evaluation of our internal control over financial reporting as of December 31, 2020 that was undertaken by management, management identified the following material weaknesses in our control activities: i) insufficient resources within the accounting and financial reporting department to review the accounting for warrant compensation accounting, share-based compensation accounting, and accounting for rebates; ii) inadequate segregation of duties within the bank accounts; and ineffective information technology general controls (ITGCs) in the areas of user access over certain information technology (IT) systems that support the Company’s financial reporting processes. Based upon the existence of such material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020.

We have adopted a remediation plan and are in the process of implementing such plan. Remediation efforts will include but are not limited to new hires in critical positions to improve segregation of duties, supervision and oversight, as well as implementation of technologies to improve effective controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

If we are unable to assert that our internal control over financial reporting is effective, or, if applicable, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2021, the Company purchased the assets of Grow Depot LLC ("Down River Hydro"), a hydroponic and indoor gardening supply store in Brownstown, MI. As part of the consideration for the asset purchase, the Company issued 25,895 shares of common stock valued at approximately $1.2 million.

On May 24, 2021, the Company purchased the assets of The Harvest company, a northern California-based hydroponic supply center and cultivation design innovator with stores in Redding and Trinity County. As part of the consideration for the asset purchase, the Company issued 74,989 shares of common stock valued at approximately $2.8 million.

The above issuances were made by the Company pursuant to registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)
10.1	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Walled Lake LLC
10.2	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Sterling Heights LLC
10.3	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Albion LLC
10.4	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Shelby, LLC
10.5	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Southfield, LLC
10.6	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Hazel Park LLC
10.7	Form of Asset Purchase Agreement, dated July 27, 2021, by and among GrowGeneration Michigan Corp., GrowGenertion Corp. and HGS Imlay City LLC
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer*
32.2	Section 1350 certification of principal financial and accounting officer*
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2021.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeff Lasher
Jeff Lasher, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)