Form 10-Q
period 2021-09-30
GrowGeneration Corp.
filed 2021-11-12
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 333-207889

GROWGENERATION CORP.
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

As of November 5, 2021 there were 59,807,922 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,035	$177,912
Marketable securities	29,961	—
Accounts receivable, net	6,953	3,901
Notes receivable, current	7,734	2,612
Inventory, net	113,281	54,024
Prepaid income taxes	2,546	655
Prepaids and other current assets	28,169	11,125
Total current assets	251,679	250,229

Property and equipment, net	16,755	6,475
Operating leases right-of-use assets, net	36,155	12,088
Notes receivables, net of current portion	550	1,200
Intangible assets, net	49,397	21,490
Goodwill	123,875	62,951
Other assets	777	301
TOTAL ASSETS	$479,188	$354,734

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,627	$14,623
Accrued liabilities	2,716	672
Payroll and payroll tax liabilities	6,705	2,655
Customer deposits	13,743	5,155
Sales tax payable	3,376	1,161
Income taxes payable	—	—
Current maturities of lease liability	6,205	3,001
Current portion of long-term debt	111	83
Total current liabilities	72,483	27,350

Deferred tax liability	2,351	750
Operating lease liability, net of current maturities	31,355	9,479
Long-term debt, net of current portion	92	158
Total liabilities	106,281	37,737

Stockholders’ Equity:
Common stock	60	57
Additional paid-in capital	358,602	319,582
Retained earnings (deficit)	14,245	(2,642)
Total stockholders’ equity	372,907	316,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,188	$354,734

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$116,003	$55,007	$331,910	$131,440
Cost of sales	81,940	40,436	236,757	96,338
Gross profit	34,063	14,571	95,153	35,102

Operating expenses:
Store operations	14,842	5,008	35,648	12,524
Selling, general, and administrative	11,007	4,017	28,975	15,513
Depreciation and amortization	3,539	443	8,510	1,270
Total operating expenses	29,388	9,468	73,133	29,307

Income from operations	4,675	5,103	22,020	5,795

Other income (expense):
Other expense	78	(14)	32	(75)
Interest income	395	48	435	73
Interest expense	(25)	—	(31)	(20)
Total non-operating income (expense), net	448	34	436	(22)

Net income before taxes	5,123	5,137	22,456	5,773

Provision for income taxes	(1,096)	(1,799)	(5,569)	(1,955)

Net income	$4,027	$3,338	$16,887	$3,818

Net income per share, basic	$0.07	$0.07	$0.29	$0.09
Net income per share, diluted	$0.07	$0.06	$0.28	$0.09

Weighted average shares outstanding, basic	58,531	47,878	58,994	41,477
Weighted average shares outstanding, diluted	59,490	51,626	60,108	44,224

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	57,151	$57	$319,582	$(2,642)	$316,997
Common stock issued upon warrant exercise	40	—	111	—	111
Common stock issued upon cashless warrant exercise	535	1	(1)	—	—
Common stock issued upon exercise of options	1	—	2	—	2
Common stock issued upon cashless exercise of options	5	—	—	—	—
Common stock issued in connection with business combinations	548	—	29,249	—	29,249
Common stock issued for share based compensation	300	—	—	—	—
Common stock redeemed in litigation settlement	(90)	—	—	—	—
Common stock redemption	(96)	—	(3,954)	—	(3,954)
Share based compensation	—	—	1,187	—	1,187
Net income	—	—	—	6,147	6,147
Balances, March 31, 2021	58,394	$58	$346,176	$3,505	$349,739
Common stock issued upon warrant exercise	216	—	224	—	224
Common stock issued upon cashless warrant exercise	119	—	—	—	—
Common stock issued upon exercise of options	460	1	1,729	—	1,730
Common stock issued upon cashless exercise of options	272	—	—	—	—
Common stock issued in connection with business combinations	101	1	3,938	—	3,939
Share based compensation	—	—	1,508	—	1,508
Net income	—	—	—	6,713	6,713
Balances, June 30, 2021	59,562	$60	$353,575	$10,218	$363,853
Common stock issued upon cashless warrant exercise	5	—	—	—	—
Common stock issued upon exercise of options	8	—	22	—	22
Common stock issued upon cashless exercise of options	47	—	—	—	—
Common stock issued in connection with business combinations	87	—	3,063	—	3,063
Common stock issued for share based compensation	61	—	220	—	220
Share based compensation	—	—	1,722	—	1,722
Net income	—	—	—	4,027	4,027
Balances, September 30, 2021	59,770	$60	$358,602	$14,245	$372,907

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	36,876	$37	$60,742	$(7,970)	$52,809
Common stock issued upon warrant exercise	191	—	510	—	510
Common stock issued upon cashless warrant exercise	19	—	—	—	—
Common stock issued upon cashless exercise of options	280	—	—	—	—
Common stock issued in connection with business combinations	250	—	1,102	—	1,102
Common stock issued for assets	24	—	101	—	101
Common stock issued for services	50	—	—	—	—
Common stock issued for share based compensation	519	1	1,760	—	1,761
Share based compensation	—	—	2,209	—	2,209
Net loss	—	—	—	(2,094)	(2,094)
Balances, March 31, 2020	38,209	$38	$66,424	$(10,064)	$56,398
Common stock issued upon warrant exercise	81	—	282	—	282
Common stock issued upon cashless warrant exercise	78	—	—	—	—
Common stock issued upon cashless exercise of options	30	—	—	—	—
Common stock issued in connection with business combinations	108	—	705	—	705
Common stock issued for assets	10	—	67	—	67
Common stock issued for services	325	—	717	—	717
Common stock issued for share based compensation	5	—	25	—	25
Share based compensation	—	—	1,162	—	1,162
Net income	—	—	—	2,574	2,574
Balances, June 30, 2020	38,846	$38	$69,382	$(7,490)	$61,930
Sale of common stock, net of offering costs	8,625	9	44,611	—	44,620
Common stock issued upon warrant exercise	88	—	272	—	272
Common stock issued upon cashless warrant exercise	570	1	(1)	—	—
Common stock issued upon cashless exercise of options	164	—	—	—	—
Common stock issued for share based compensation	120	—	44	—	44
Share based compensation	—	—	978	—	978
Net income	—	—	—	3,338	3,338
Balances, September 30, 2020	48,413	$48	$115,286	$(4,152)	$111,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$16,887	$3,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,510	1,270
Stock-based compensation expense	5,347	6,324
Bad debt expense, net of recoveries	304	94
Gain on asset disposition	—	(28)
Deferred taxes	1,601	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,828)	(885)
Inventory	(46,030)	(13,421)
Prepaid expenses and other assets	(18,960)	(3,092)
Accounts payable and accrued liabilities	26,338	6,265
Operating leases	1,013	220
Payroll and payroll tax liabilities	4,050	871
Income taxes payable	—	1,928
Customer deposits	8,419	(34)
Sales tax payable	2,215	368
Net cash provided by operating activities	1,866	3,698
Cash flows from investing activities:
Assets acquired in business combinations	(71,813)	(4,027)
Purchase of marketable securities	(75,000)	—
Maturities from marketable securities	45,039	—
Purchase of property and equipment	(10,756)	(2,115)
Purchase of intangibles	(2,311)	(797)
Net cash used in investing activities	(114,841)	(6,939)
Cash flows from financing activities:
Principal payments on long term debt	(38)	(75)
Common stock redeemed	(3,954)	—
Proceeds from the sale of common stock and exercise of warrants, net of expenses	2,090	45,684
Net cash provided by (used in) financing activities	(1,902)	45,609
Net change	(114,877)	42,368
Cash and cash equivalents at the beginning of period	177,912	12,979
Cash and cash equivalents at the end of period	$63,035	$55,347

Supplemental disclosures of non-cash activities:
Cash paid for interest	$31	$20
Common stock issued for accrued payroll	$—	$718
Common stock issued for business combination	$36,250	$1,808
Assets acquired by issuance of common stock	$—	$168
Right to use assets acquired under new operating leases	$26,115	$2,173
Cash paid for income taxes	$4,275	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
GrowGeneration Corp. and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021

1.GENERAL

GrowGeneration Corp. (the “Company”, “we”, or “our”) is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of sixty-one (61) retail hydroponic/gardening stores across 12 states, an online e-commerce platform, and proprietary businesses that market grow solutions through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States.

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

All amounts included in the accompanying footnotes to the consolidated financial statements, except per share data, are in thousands (000).

Risk and Uncertainties

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, if the pandemic or its effects persist or worsen, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). The Company has experienced minimal business interruption as a result of the COVID-19 pandemic. We have been deemed an “essential” business by state and local authorities in the areas in which we operate and as such have not been subject to business closures. The COVID-19 pandemic to date has resulted in temporary supply chain delays of our inventory and increased shipping cost among other impacts. As events surrounding the COVID-19 pandemic can change rapidly we cannot predict how it may disrupt our operations or the full extent of the disruption.

New Accounting Policies Adopted During the Nine Months Ended September 30, 2021

Securities

The Company classifies its commercial paper and debt securities as marketable securities. Marketable securities with available fair market values are stated at fair market values. Unrealized gains and unrealized losses on these marketable securities are reported, net of applicable income taxes, in other comprehensive income. Realized gains or losses on sale of marketable securities are computed using primarily the moving average cost and reported in net income. For the nine months ended September 30, 2021, there were no significant unrealized gains or losses recorded.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
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

	Level	September 30, 2021	December 31, 2020
Cash equivalents	2	$63,035	$177,912
Marketable securities	2	$29,961	$—
Notes receivable impaired	3	$—	$875

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
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

4.REVENUE RECOGNITION

The following table disaggregates revenue by source:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Sales at company owned stores	$100,799	$51,684	$290,937	$123,991
Distribution	4,696	—	12,519	—
E-commerce sales	10,508	3,323	28,454	7,449
Total Revenues	$116,003	$55,007	$331,910	$131,440

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
4.REVENUE RECOGNITION, continued

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2021	$7,713	$5,155
Closing balance, September 30, 2021	15,237	13,743
Increase (decrease)	$7,524	$8,588

Opening balance, January 1, 2020	$4,455	$2,504
Closing balance, September 30, 2020	5,247	2,470
Increase (decrease)	$792	$(34)

Of the total amount of customer deposit liability as of January 1, 2021, $3,708 was reported as revenue during the nine months ended September 30, 2021. Of the total amount of customer deposit liability as of January 1, 2020, $1,599 was reported as revenue during the nine months ended September 30, 2020.

The Company also has customer trade receivables under longer term financing arrangements at interest rates ranging from 9% to 12% with repayment terms ranging for 12 to 18 months. Long term trade receivables as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Note receivable	$8,402	$4,104
Allowance for losses	(118)	(292)
Notes receivable, net	$8,284	3,812

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	September 30, 2021	December 31, 2020
Note receivable	$118	$1,166
Allowance for losses	(118)	(291)
Notes receivable, net	$—	875

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
5.INVESTMENTS

Marketable securities have maturities of less than one year as of September 30, 2021. There were no significant realized or unrealized gains or losses for the nine months ended September 30, 2021.

The components of investments, available for sales securities, as of September 30, 2021 were as follows:

	Fair Value Level	Adjusted Cost Basis	Unrealized Gain (Loss)	Recorded Basis
Commercial paper	Level 2	$9,998	$—	$9,998
Corporate notes and bonds	Level 2	19,963	—	19,963
Marketable securities		$29,961	$—	$29,961

6.NOTES RECEIVABLE

Notes receivable include customer trade receivables under long term financing arrangements and other note receivables not associated with customer transactions.

	September 30, 2021	December 31, 2020
Trade receivables under longer term financing arrangements	$8,284	$3,812
Note receivable, non-customer related	—	—
Subtotal	8,284	3,812
Less, current portion	(7,734)	(2,612)
Notes receivable, noncurrent	$550	1,200

7.PROPERTY AND EQUIPMENT

	September 30, 2021	December 31, 2020
Vehicles	$2,455	$1,342
Building	1,187	477
Leasehold improvements	5,485	1,988
Furniture, fixtures and equipment	9,106	5,739
Construction-in-progress	3,966	—
Total property and equipment, gross	22,199	9,546
Accumulated depreciation and amortization	(5,444)	(3,071)
Property and equipment, net	$16,755	$6,475

Depreciation expense for the three and nine months ended September 30, 2021 was $932 thousand and $2.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $400 thousand and $1.1 million, respectively.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
8.GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill are as follows:

	September 30, 2021	December 31, 2020
Balance, beginning of period	$62,951	$17,799
Goodwill additions and measurement period adjustments	60,924	45,152
Balance, end of period	$123,875	$62,951

Intangible assets consist of the following:

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$27,144	$(3,584)	$13,923	$(398)
Patents, trademarks	100	(38)	100	(9)
Customer relationships	22,057	(2,130)	6,297	(138)
Non-competes	1,146	(175)	796	(22)
Intellectual property	2,065	(241)	—	—
Capitalized software	3,811	(758)	1,163	(222)
	$56,323	$(6,926)	$22,279	$(789)

Amortization expense for the three months ended September 30, 2021 and 2020 was $2.6 million and $44.1 thousand, respectively.

Amortization expense for the nine months ended September 30, 2021 and 2020 was $6.1 million and $0.2 million, respectively.

Future amortization expense is as follows:
2021, remainder	$2,718
2022	11,002
2023	10,707
2024	10,356
2025	9,459
Thereafter	5,155
Total	$49,397

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
9.LONG-TERM DEBT

	September 30, 2021	December 31, 2020
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25	$—	$1

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440.00, due August 2023	203	240
	$203	$241
Less Current Maturities	(111)	(83)
Total Long-Term Debt	$92	$158

Interest expense for the three months ended September 30, 2021 and 2020 was $25 thousand and $0, respectively.

Interest expense for the nine months ended September 30, 2021 and 2020 was $31 thousand and $20 thousand, respectively.

10.LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of retail and warehouse locations as well as office space. Our leases generally have remaining terms of 1-7 years, most of which include options to extend the leases for additional 3 to 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

	September 30, 2021	December 31, 2020
Right to use assets, operating lease assets	$36,155	$12,088

Current lease liability	$6,205	$3,001
Non-current lease liability	31,355	9,479
	$37,560	$12,480

	September 30, 2021	September 30, 2020
Weighted average remaining lease term	6.89 years	2.98 years
Weighted average discount rate	6.5%	7.6%

	Nine Months Ended September 30,
	2021	2020
Operating lease costs	$5,687	$2,660
Short-term lease costs	192	22
Total operating lease costs	$5,879	$2,682

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
10.LEASES, continued

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2021:

2021 (remainder of the year)	$2,248
2022	8,116
2023	7,548
2024	6,320
2025	5,330
Thereafter	17,128
Total lease payments	46,690
Less: Imputed interest	(9,130)
Lease Liability at September 30, 2021	$37,560

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

The following table presents share-based payment expense for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021	2020
Restricted stock	$3,511	$3,966
Stock options	721	2,358
Warrants	1,115	—
Total	$5,347	$6,324

As of September 30, 2021, the Company had approximately $9.7 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 3.1 years. As of September 30, 2021, the Company also had approximately $2.9 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 2.3 years.

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

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
11.SHARE BASED PAYMENTS AND STOCK OPTIONS, continued

Restricted stock activity for the nine months ended September 30, 2021 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	630	$4.15
Granted	250	$40.56
Vested	(355)	$4.48
Forfeited	(9)	$18.54
Nonvested, September 30, 2021	516	$19.92

The table below summarizes all option activity under all plans during the nine months ended September 30, 2021:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2020	1,803	$3.92	3.47	$2.38
Granted	—	—	—	—
Exercised	(821)	3.20	—	1.71
Forfeited or expired	(51)	4.12	—	2.26
Outstanding at September 30, 2021	931	$4.55	3.12	$2.62
Options vested at September 30, 2021	595	$4.27	3.01	$2.51

A summary of the status of the Company’s outstanding stock purchase warrants for the nine months ended September 30, 2021 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	1,393	$7.49
Issued	—	—
Exercised	(968)	$2.84
Forfeited	—	—
Outstanding at September 30, 2021	425	$17.25

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
12.EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30, 2021	September 30, 2020
Net income	$4,027	$3,338
Weighted average shares outstanding, basic	58,531	47,878
Effect of dilution	959	3,748
Adjusted weighted average shares outstanding, dilutive	59,490	51,626
Basic earnings per share	$0.07	$0.07
Dilutive earnings per share	$0.07	$0.06

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net income	$16,887	$3,818
Weighted average shares outstanding, basic	58,994	41,477
Effect of dilution	1,114	2,747
Adjusted weighted average shares outstanding, dilutive	60,108	44,224
Basic earnings per share	$0.29	$0.09
Dilutive earnings per share	$0.28	$0.09

13.ACQUISITIONS

Our acquisition strategy is primarily to acquire (i) well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The Company has made adjustments to the preliminary valuations of the acquisition based on valuation analysis prepared by independent third-party valuation consultants. During the nine months ended September 30, 2021 our measurement period adjustments included reducing intangible assets by $1.0 million and increasing goodwill by the same amount. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense which is included in the income statement. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the consolidated statements of operations.

Acquisitions during the nine months ended September 30, 2021

On January 25, 2021, the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.7 million, including $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill of approximately $0.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On February 1, 2021, the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill of approximately $0.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021

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

On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, California. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately $5.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 12, 2021, the Company purchased the assets of Charcoir Corporation, which sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill of approximately $6.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand.

On March 15, 2021, the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, California. The total consideration for the purchase of 55 Hydroponics was approximately $6.5 million, including $5.4 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill of approximately $3.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

On March 15, 2021, the Company purchased the assets of Aquarius, a hydroponic and organic garden store in Springfield, Massachusetts. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $1.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

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

On April 19, 2021, the Company purchased the assets of Grow Depot LLC ("Down River Hydro"), a hydroponic and indoor gardening supply store in Brownstown, Michigan. The total consideration for the purchase of Down River Hydro was approximately $4.4 million, including approximately $3.2 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

On May 24, 2021, the Company purchased the assets of The Harvest Company ("Harvest"), a northern California-based hydroponic supply center and cultivation design innovator with stores in Redding and Trinity Counties. The total consideration for the purchase of Harvest was approximately $8.3 million, including approximately $5.6 million in cash and common stock valued at approximately $2.8 million. Acquired goodwill of approximately $4.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

On July 19, 2021, the Company purchased the assets of Aqua Serene, Inc., ("Aqua Serene") an Oregon corporation which consists of an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was $11.7 million, including approximately $9.9 million in cash and common stock valued at approximately $1.8 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021

13.ACQUISITIONS, continued

On July 3, 2021, the Company purchased the assets of Mendocino Greenhouse & Garden Supply, Inc, a Northern California-based hydroponic garden center located in Mendocino, California. The purchase agreement was modified on July 19, 2021 to amend the purchase price. The total consideration for the purchase was $4.0 million in cash. This acquisition allows the Company to expand its footprint in the Northern California.

On August 24, 2021, the Company purchased the assets of Commercial Grow Supply, Inc. ("CGS"), a hydroponic superstore located in Santa Clarita, California. The total consideration for the purchase was $7.2 million, including approximately $6.0 million in cash and common stock valued at approximately $1.3 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

On August 23, 2021 the Company purchased the assets of Hoagtech Hydroponics, Inc. ("Hoagtech"), a Washington -based corporation consisting of a hydroponic and garden supply center serving the Bellingham, Washington area. The total consideration for the purchase was $3.9 million in cash. The Asset Purchase Agreement contains a contingent payment equal to $0.6 million to be settled in GrowGen common stock if this garden supply center reaches $8.0 million in revenue within a 12-month calendar period from the date of close. The Company used a third-party specialist to value this contingent consideration. The probability that the target will be reached was determined to be 5% which resulted in a value of approximately $29 thousand of contingent consideration which was offset against goodwill. This acquisition expands our footprint in the Pacific Northwest. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2021.

	Agron	Aquarius	Aqua Serene	55 Hydro	Charcoir	San Diego Hydro	Mendocino	Hoagtech
Inventory	$—	$957	$1,696	$780	$839	$1,400	753	751
Prepaids and other current assets	29	12	2	29	534	36	1	37
Furniture and equipment	46	63	500	50	—	315	160	144
Liabilities	—	—	—	—	—	—	—	—
Operating lease right to use asset	98	108	1,177	861	—	1,079	408	1,569
Operating lease liability	(98)	(108)	(1,177)	(861)	—	(1,079)	(408)	(1,569)
Customer relationships	832	339	1,235	809	5,712	605	575	493
Trade name	1,530	485	1,231	870	1,099	1,192	449	428
Non-compete	139	—	11	26	—	6	6	3
Intellectual property	—	—	—	—	2,065	—	—	—
Goodwill	8,673	1,702	6,976	3,915	6,119	5,728	2,056	2,076
Total	$11,249	$3,558	$11,651	$6,479	$16,368	$9,282	$4,000	$3,932

	CGS	Grow Warehouse	Grow Depot Maine	Indoor Garden	Down River Hydro	Harvest	Total
Inventory	875	$2,450	$326	$372	$824	$1,204	$13,227
Prepaids and other current assets	1	30	3	—	3	7	724
Furniture and equipment	100	250	25	94	50	100	1,897
Liabilities	—	(169)	—	—	—	—	(169)
Operating lease right to use asset	746	641	92	137	273	3,782	10,971
Operating lease liability	(746)	(641)	(92)	(137)	(273)	(3,782)	(10,971)
Customer relationships	1,382	1,256	549	210	634	1,016	15,647
Trade name	852	2,748	344	353	698	1,392	13,671
Non-compete	11	94	36	2	16	—	350
Intellectual property	—	—	—	—	—	—	2,065
Goodwill	4,027	11,120	866	661	2,126	4,606	60,651
Total	$7,248	$17,779	$2,149	$1,692	$4,351	$8,325	$108,063

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
The table below represents the consideration paid for the net assets acquired in business combinations.

	Agron	Aquarius	Aqua Serene	55 Hydro	Charcoir	San Diego Hydro	Mendocino	Hoagtech
Cash	$5,973	$2,331	$9,860	$5,347	$9,902	$4,751	$4,000	$3,932
Common stock	5,276	1,227	1,791	1,132	6,466	4,531	—	—
Total	$11,249	$3,558	$11,651	$6,479	$16,368	$9,282	$4,000	$3,932

	CGS	Grow Warehouse	Grow Depot Maine	Indoor Garden	Down River Hydro	Harvest	Total
Cash	5,976	$8,100	$1,738	$1,165	$3,177	$5,561	$71,813
Common stock	1,272	9,679	411	527	1,174	2,764	36,250
Total	$7,248	$17,779	$2,149	$1,692	$4,351	$8,325	$108,063

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement for the period ended September 30, 2021.

	Agron	Aquarius	Aqua Serene	55 Hydro	Charcoir	San Diego Hydro	Mendocino	Hoagtech
Acquisition date	3/19/2021	3/15/2021	7/19/21	3/15/2021	3/12/2021	2/22/2021	7/19/21	8/23/21
Revenue	$10,587	$5,555	$1,590	$4,482	$4,048	$5,525	$1,085	$483
Net Income	$149	$1,145	$331	$393	$723	$839	$158	$36

	CGS	Grow Warehouse	Grow Depot Maine	Indoor Garden	Down River Hydro	Harvest	Total
Acquisition date	8/24/21	2/15/2021	2/1/2021	1/25/2021	4/19/2021	5/24/21
Revenue	$447	$10,153	$4,660	$4,508	$2,460	$4,444	$60,027
Net Income	$(1)	$1,812	$907	$520	$277	$756	$8,045

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
13.ACQUISITIONS, continued

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended	Nine Months Ended
	September 30, 2021 (Unaudited)	September 30, 2021 (Unaudited)
Revenue	$146,030	$361,937
Net income	$5,299	$23,276

	Three Months Ended	Nine Months Ended
	September 30, 2020 (Unaudited)	September 30, 2020 (Unaudited)
Revenue	$121,809	$222,193
Net income	$6,412	$15,681

Acquisitions during the nine months ended September 30, 2020

On February 26, 2020, we acquired certain assets of Health & Harvest LLC in a transaction valued at approximately $2.85 million. Acquired goodwill of approximately $1.1 million represented the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

On June 16, 2020, we acquired certain assets of H2O Hydroponics, LLC in a transaction valued at approximately $2.0 million. Acquired goodwill of approximately $1.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company's existing working capital.

On August 10, 2020, we acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden, in a transaction valued at $1.0 million. Acquired goodwill of approximately $0.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Cash consideration was funded from the Company’s existing working capital.

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2020.

	Emerald City Garden	H2O Hydroponics LLC	Health & Harvest LLC	Total
Inventory	$150	$498	$1,054	$1,702
Prepaids and other current assets	—	4	—	4
Furniture and equipment	10	50	51	111
Right to use asset	140	906	324	1,370
Lease liability	(140)	(906)	(324)	(1,370)
Customer relationships	212	150	255	617
Trade name	—	234	357	591
Non-compete	14	43	6	63
Goodwill	614	1,008	1,130	2,752
Total	$1,000	$1,987	$2,853	$5,840

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
The table below represents the consideration paid for the net assets acquired in business combinations.

	Emerald City Garden	H2O Hydroponics LLC	Health & Harvest LLC	Total
Cash	$1,000	$1,282	$1,750	$4,032
Common stock	—	705	1,103	1,808
Total	$1,000	$1,987	$2,853	$5,840

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the nine months ended September 30, 2020.

	Emerald City Gardens	H2O Hydroponics LLC	Health & Harvest LLC	Total
Acquisition date	8/10/20	6/26/20	2/26/2020
Revenue	$472	$2,769	$5,887	$9,128
Earnings	$74	$504	$831	$1,409

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the nine months ended September 30, 2019.

Pro forma consolidated income statement:

	Three Months Ended	Nine Months Ended
	September 30, 2019 (Unaudited)	September 30, 2019 (Unaudited)
Revenue	$24,651	$61,176
Earnings	$1,220	$2,603

14.RELATED PARTIES

The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid for to that firm in total were approximately $32.0 thousand and $457.8 thousand for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was no outstanding balance due.

15.SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2021 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

For all acquisitions subsequent to the end of the quarter, the Company’s initial accounting for the business combination has not been completed because the valuations have not yet been received from the Company’s independent valuation firm.

On October 12, 2021, the Company purchased the assets of All Seasons Gardening, an indoor-outdoor garden supply center specializing in hydroponics systems, lighting, and nutrients. All Seasons Gardening is the largest hydroponics retailer in New Mexico. The total consideration for the purchase was $1.0 million, including approximately $0.7 million in cash and common stock valued at approximately $0.3 million.

GrowGeneration Corporation and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2021
On October 12, 2021, the Company terminated a series of asset purchase agreements (the “Asset Purchase Agreements”) entered into on July 27, 2021 through its wholly-owned subsidiary, GrowGeneration Michigan Corp., to purchase the assets from subsidiaries of HGS Hydro (“HGS Hydro”). The termination of the Asset Purchase Agreement was mutually agreed to by both parties. In connection with the termination, the Company reimbursed HGS Hydro of a transaction fee of $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021, as amended on April 14, 2021. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the SEC. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp. (together with all of its wholly-owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates e-commerce platforms www.growgeneration.com and www.agron.io, Canopy Crop Management Corp, CharCoir Inc, and several proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.

Markets

GrowGeneration sells thousands of products, including nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, vertical benching and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that are designed and intended for growing a wide range of plants. In addition, vertical farms producing organic fruits and vegetables also utilize hydroponics due to a rising shortage of farmland as well as environmental vulnerabilities including drought, other severe weather conditions and insect pests.

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employed approximately 748 employees as of September 30, 2021, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 950,000 square feet of retail and warehouse space.

We operate our business through the following business units:

•Retail: 61 operating hydroponic/gardening centers focused on serving growers and cultivators.

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

•We have a professional team for mergers and acquisitions and to acquire and open new locations and successfully add them to our company portfolio; and

•We offer a program of issuing credit to licensed commercial customers based on a credit evaluation process.

Growth Strategy - Store Acquisitions and New Store Openings

Core to our growth strategy is to expand the number of our retail garden centers throughout North America. The hydroponic retail landscape is fragmented, which allows us to acquire the “best of breed” hydroponic operations. In addition to the 12 states we are currently operating in, we have identified new market opportunities in states that include Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi and Missouri. In 2020, we opened a second hydroponic/gardening center in Tulsa, Oklahoma, a 40,000 square feet store operation and fulfillment center, and completed eight (8) acquisitions, adding 14 new locations. The Company acquired 17 new locations in the first half of 2021, three additional locations in July 2021 and two in August 2021, and has an active target pipeline of acquisitions which are planned to close in 2021.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and 2020.

Net revenue for the three months ended September 30, 2021 was approximately $116.0 million, compared to $55.0 million for the three months ended September 30, 2020, an increase of approximately $61.0 million or 111%. This increase included an increase of approximately $59.2 million related to same store sales which represented 15.7% growth year over year. Distributed sales was $4.7 million from the acquisitions of Power Si and Charcoir. E-commerce sales increased from $3.9 million to $10.5 million which can be explained by $6.0 million growth in owned e-commerce sites and $4.5 million from the Agron acquisition.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021 was approximately $81.9 million, compared to approximately $40.4 million for the three months ended September 30, 2020, an increase of approximately $41.5 million or 103%. The increase in cost of goods sold was primarily due to the 111% increase in sales comparing the three months ended September 30, 2021 to the three months ended September 30, 2020.

Gross profit was approximately $34.1 million for the three months ended September 30, 2021, compared to approximately $14.6 million for the three months ended September 30, 2020, an increase of approximately $19.5 million or 134%. The increase in gross profit is primarily related to the 111% increase in revenues comparing the quarter ended September 30, 2021 to the quarter ended September 30, 2020. Gross profit as a percentage of revenues was 29.4% for the three months ended September 30, 2021, compared to 26.5% for the three months ended September 30, 2020. The increase in the gross profit margin percentage is primarily due to higher increases in revenues from both private label products and distributed products which were 8.7% of revenues for the quarter ended September 30, 2021 and approximately than 2% of revenues for the quarter ended September 30, 2020.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative and depreciation and amortization. Operating costs were approximately $29.4 million for the three months ended September 30, 2021 and approximately $9.5 million for the three months ended September 30, 2020, an increase of approximately $19.9 million or 210%.

Store operating costs were approximately $14.8 million for the three months ended September 30, 2021, compared to $5.0 million for the quarter ended September 30, 2020, an increase of $9.8 million or 196%. The increase in store operating costs was directly attributable to the 111% increase in revenues, the addition of 32 locations that were added after September 30, 2020 contributed $5.0 million of additional operating costs, and 2 locations added during the quarter ended September 30, 2020 that were open for the entire quarter ended September 30, 2021. We also incurred $0.9 million of pre-opening expenses related to new stores.

Total corporate overhead was approximately $14.5 million for the three months ended September 30, 2021, compared to $4.5 million for the quarter ended September 30, 2020, an increase of $10.1 million or 226%. Selling, general, and administrative costs were approximately $11.0 million for the three months ended September 30, 2021, compared to approximately $4.0 million for the three months ended September 30, 2020. Salaries expense increased to $5.2 million from $2.2 million primarily due to an increase in corporate staff and general and administrative expenses increased to $3.7 million from $0.8 million to support expanding operations. Share-based compensation increased to $2.1 million from $1.0 million primarily due to expanding corporate staff to support the increased operations. Depreciation expense for the period was $0.9 million compared to $0.4 million in the prior year. The increase in depreciation expense is attributable to the addition of new stores, an expanded fleet of vehicles to support commercial sales, and leasehold improvements to retail locations. Amortization expense for the period was $2.6 million compared to $44.1 thousand which was driven by the acquisition of 32 retail stores.

Other income/expense

Total other income expense was approximately $0.4 million for the three months ended September 30, 2021, compared to $34 thousand for the quarter ended September 30, 2020. This increase is primarily attributable to interest on notes receivable of $0.4 million.

Income taxes

Income tax expense was $1.1 million for the three months ended September 30, 2021, compared to $1.8 million for the quarter ended September 30, 2020. Effective tax rate is impacted by differences in timing of expenses for share based compensation, depreciation, amortization and the impact of 162m on deductible wages. As such, the Company’s taxable income varies from reported income in a material way. In addition, 25.9% of revenue for the Company is in California with a significantly higher income tax rate than other USA jurisdictions.

Net Income

Net income for the three months ended September 30, 2021 was approximately $4.0 million, compared to net income of approximately $3.3 million for the three months ended September 30, 2020, a increase of approximately $0.7 million.

Comparison of the nine months ended September 30, 2021 and 2020.

Net revenue for the nine months ended September 30, 2021 was approximately $331.9 million, compared to $131.4 million for the nine months ended September 30, 2020, an increase of approximately $200.5 million or 153%. The increase included an increase of approximately $164.3 million related to same store sales which represented 38.6% growth year over year. Distributed sales was $12.5 million from the acquisitions of Power Si and Charcoir. E-commerce sales increased from $9.9 million to $28.5 million which can be explained by $17.9 million growth in owned e-commerce sites and $10.6 million from the Agron acquisition.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021 was approximately $236.8 million, compared to approximately $96.3 million for the nine months ended September 30, 2020, an increase of approximately $140.4 million or 146%. The increase in cost of goods sold was primarily due to the 153% increase in sales comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020.

Gross profit was approximately $95.2 million for the nine months ended September 30, 2021, compared to approximately $35.1 million for the nine months ended September 30, 2020, an increase of approximately $60.1 million or 171%. The increase in gross profit is primarily related to the 153% increase in revenues comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020. Gross profit as a percentage of revenues was 28.7% for the nine months ended September 30, 2021, compared to 26.7% for the nine months ended September 30, 2020. The increase in the gross profit margin percentage is primarily due to higher increases in revenues from both private label products and distributed products which were 7.5% of revenues for the nine months ended September 30, 2021 and approximately 1% of revenues for the nine months ended September 30, 2020.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative and depreciation and amortization. Operating costs were approximately $73.1 million for the nine months ended September 30, 2021 and approximately $29.3 million for the nine months ended September 30, 2020, an increase of approximately $43.8 million or 150%.

Store operating costs were approximately $35.6 million for the nine months ended September 30, 2021, compared to $12.5 million for the nine months ended September 30, 2020, an increase of $23.1 million or 185%. The increase in store operating costs was directly attributable to the 153% increase in revenues, the addition of 32 locations that were added after September 30, 2020, and 16 locations added during the nine months ended September 30, 2020 that were open for the entire quarter ended September 30, 2021 generated an additional $11.5 million of store operating expenses. We also incurred $0.9 million of pre-opening expenses for new stores opened during the period.

Total corporate overhead was approximately $37.5 million for the nine months ended September 30, 2021, compared to $16.8 million for the nine months ended September 30, 2020, an increase of $20.7 million or 123%. Selling, general, and administrative costs were approximately $29.0 million for the nine months ended September 30, 2021, compared to approximately $15.5 million for the nine months ended September 30, 2020. Salaries expense increased to $14.9 million from $5.9 million primarily due to an increase in corporate staff and general and administrative expenses increased to $8.8 million from $3.2 million to support expanding operations. These increases were partially offset by a decrease in share-based compensation to $5.3 million from $6.3 million primarily due to new executive compensation agreements effective January 1, 2020 that had front loaded vesting provisions for shares and options that vested January 1, 2020 for which the remaining vesting was over a two-year period.

Other income/expense

Total other income/expense was approximately $0.4 million for the nine months ended September 30, 2021, compared to expense of $22.0 thousand for the nine months ended September 30, 2020. This increase is primarily attributable to interest on notes receivable of $0.4 million.

Income taxes

Income tax expense was $5.6 million for the nine months ended September 30, 2021, compared to $2.0 million for the nine months ended September 30, 2020. Effective tax rate is impacted by differences in timing of expenses for share based compensation, depreciation, amortization and the impact of 162m on deductible wages. As such, the company’s taxable income varies from reported income in a material way. In addition, 26.4% of revenue for the company is in California with a significantly higher income tax rate than other USA jurisdictions.

Net Income

Net income for the nine months ended September 30, 2021 was approximately $16.9 million, compared to a net income of approximately $3.8 million for the nine months ended September 30, 2020, a increase of approximately $13.1 million.

Operating Activities

Net cash provided by operating activities for nine months ended September 30, 2021 was approximately $1.9 million compared to $3.7 million for the nine months ended September 30, 2020. Cashed used in inventory increase was primarily attributable to our additional store count, $13.0 million associated with growing the offerings of private label. In addition, we have used our capital capabilities to secure production of product overseas through prepaid inventory purchase commitments with long lead times in advance of spring 2022 needs. Cash used in accounts and notes receivable increases were primarily driven by our increased store count and related increase in store count. The increase in cash used for prepaids and other assets is primarily driven by an increase in prepayments for inventory not yet received at warehouse or store locations.

Net cash used in investing activities was approximately $114.8 million for the nine months ended September 30, 2021 and approximately $6.9 million for the nine months ended September 30, 2020. Investing activities in 2021 were primarily attributable to acquisitions of $71.8 million, purchase of marketable securities of $75.0 million, vehicles and store equipment purchases $10.8 million and intangible asset purchases of $2.3 million. Investing activities for the nine months ended September 30, 2020 were primarily related to store acquisitions of $4.0 million, the purchase of vehicles and store equipment to support new store operations of $2.1 million and intangible assets of $0.8 million.

Net cash used in financing activities for the nine months ended September 30, 2021 was approximately $1.9 million and was primarily attributable to stock redemptions partially offset by the proceeds from the sales of common stock and exercise of warrants. Net cash provided by financing activities for nine months ended September 30, 2020 was $45.6 million and was primarily from proceeds from the sale of common stock and exercise of warrants.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,
	2021	2020
	(000)	(000)
Net income	$4,027	$3,338
Income taxes	1,096	1,799
Interest expense	25	—
Depreciation and Amortization	3,539	443
EBITDA	$8,687	$5,580
Share based compensation (option compensation, warrant compensation, stock issued for services)	2,106	1,022
Adjusted EBITDA	$10,793	$6,602

Adjusted EBITDA per share, basic	$0.18	$0.14
Adjusted EBITDA per share, diluted	$0.18	$0.13

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Nine Months Ended September 30,
	2021	2020
	(000)	(000)
Net income	$16,887	$3,818
Income taxes	5,569	1,955
Interest	31	20
Depreciation and Amortization	8,510	1,270
EBITDA	$30,997	$7,063
Share based compensation (option compensation, warrant compensation, stock issued for services)	5,347	6,324
Adjusted EBITDA	36,344	$13,387

Adjusted EBITDA per share, basic	$0.62	$0.32
Adjusted EBITDA per share, diluted	$0.60	$0.30

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had working capital of approximately $179.2 million, compared to working capital of approximately $222.9 million as of December 31, 2020, a decrease of approximately $43.7 million. The decrease in working capital from December 31, 2020 to September 30, 2021 was due primarily to business acquisition completed during the nine months ended September 30, 2021 for which the cash consideration was approximately $71.8 million. This decrease in working capital related to business acquisitions was partially offset by an increase in inventory associated with more locations and our ability to leverage greater bulk purchasing due to our growth. At September 30, 2021, we had cash and cash equivalents of approximately $63.0 million and available for sale debt securities of $30.0 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

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

In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of September 30, 2021.

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

The following were contributing factors to the material weaknesses in control activities:

•Insufficient resources within the accounting and financial reporting department to review the accounting implications of complex transactions.

•Inadequate segregation of duties within the bank accounts.

•Ineffective information technology general controls (ITGCs) in the areas of user access over certain information technology (IT) systems that support the Company’s financial reporting processes.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of remediation plans for the deficiency to address the material weakness identified.

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

We are subject to collection risk that can impact the results of our operations.

The Company extends credit to customers in the ordinary course of its business in the form of accounts receivable and promissory notes. The Company seeks to ensure its customers are creditworthy before extending credit, but the Company cannot guarantee it will receive repayment in full. The industries we serve are also newer and more fragmented, and some of our counter parties are smaller and/or newer businesses and therefore may be higher credit risk. In addition, the company may seek to strategically deploy capital in new markets into which, or with new business partners with whom, the company intends to expand its business, which new markets or partners may present higher risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2021, the Company purchased the assets of Aqua Serene, Inc., ("Aqua Serene") an Oregon corporation which consists of an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was $11.7 million, including approximately $9.9 million in cash and 46,554 shares of common stock valued at approximately $1.8 million.

On August 23, 2021, the Company purchased the assets of Commercial Grow Supply, Inc. ("CGS"), a hydroponic superstore located in Santa Clarita, California. The total consideration for the purchase was $7.2 million, including approximately $6.0 million in cash and common stock valued at approximately $1.3 million.

On October 12, 2021, the Company purchased the assets of All Seasons Gardening, an indoor-outdoor garden supply center specializing in hydroponics systems, lighting, and nutrients. All Seasons Gardening is the largest hydroponics retailer in New Mexico. The total consideration for the purchase was $1.0 million, including approximately $0.7 million in cash and common stock valued at approximately $0.3 million.

The above issuances were made by the Company pursuant to registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 12, 2021, the Company terminated a series of asset purchase agreements (the “Asset Purchase Agreements”) entered into on July 27, 2021 through its wholly-owned subsidiary, GrowGeneration Michigan Corp., to purchase the assets from subsidiaries of HGS Hydro (“HGS Hydro”). The termination of the Asset Purchase Agreement was mutually agreed to by both parties. In connection with the termination, the Company reimbursed HGS Hydro of a transaction fee of $300,000.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)
10.1	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Walled Lake LLC
10.2	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Sterling Heights LLC
10.3	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Albion LLC
10.4	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Shelby LLC
10.5	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Southfield LLC
10.6	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Hazel Park Lake LLC
10.7	Form of termination of the Asset Purchase Agreement, dated October 12, 2021, by and among GrowGeneration Michigan Corp., GrowGeneration Corp. and HGS Imlay City LLC
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer*
32.2	Section 1350 certification of principal financial and accounting officer*
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2021.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeff Lasher
Jeff Lasher, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)