Form 10-K
period 2021-12-31
GrowGeneration Corp.
filed 2022-03-10
CIK 1604868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number 333-207889
GROWGENERATION CORP.
(Exact name of registrant as specified in its charter)

Colorado	46-5008129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5619 DTC Parkway, Suite 900 Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)
(800) 935-8420
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GRWG	The NASDAQ Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021: $2,674,120,077.
As of February 24, 2022, the Company had 60,703,893 shares of its common stock issued and outstanding, par value $0.001 per share.
Document Incorporated by Reference
Portions of a definitive proxy relating to the registrant’s 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

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
Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “GrowGeneration” refer to GrowGeneration Corp. and its subsidiaries, including GrowGeneration USA, Inc. (as successor in interest to GrowGeneration Pueblo Corp., GrowGeneration California Corp., Grow Generation Nevada Corp., GrowGeneration Washington Corp., GrowGeneration Rhode Island Corp., GrowGeneration Michigan Corp., GrowGeneration Oklahoma Corp., GrowGeneration New England Corp., GrowGeneration HG Corp., GrowGeneration Hemp Corp., and GrowGeneration Florida Corp.), GrowGeneration Canada Corp., GrowGeneration Management Corp., GrowGeneration Proprietary Brands, Inc., GGen Distribution Corp., and Charcoir, Inc. on a combined basis.
We may announce material business and financial information to our investors using our investor relations website ( https://ir.growgeneration.com/ ). We therefore encourage investors and others interested in GrowGeneration to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission ("SEC"), webcasts, press releases, and conference calls.
ITEM 1. BUSINESS
Background
GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”), incorporated in Colorado in 2014, is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, vertical benching, environmental control systems and accessories for hydroponic gardening. GrowGeneration owns and operates specialty retail hydroponic and organic gardening stores. Currently, GrowGeneration has 63 stores, which include 23 locations in California, 8 locations in Colorado, 7 locations in Michigan, 5 locations in Maine, 5 locations in Oklahoma, 4 locations in Oregon, 3 locations in Washington, 2 locations in Nevada, 1 location in Arizona, 1 location in Rhode Island,1 location in Florida, 1 location in Massachusetts and 1 location in New Mexico. GrowGeneration also operates an online superstore for cultivators at growgeneration.com. GrowGeneration carries and sells thousands of products, including organic nutrients and soils, advanced lighting and state of the art hydroponic equipment to be used indoors and outdoors by commercial and home growers.
Our plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout North America.
Markets
GrowGeneration sells thousands of products, including nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, vertical benching and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that are designed and intended for growing a wide range of plants. Hydroponics is a specialized method of growing plants using mineral nutrient solutions in a water solvent, as opposed to soil. This method is typically used for indoor cultivation to give growers the ability to better regulate and control nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit from these techniques by producing crops faster and with higher crop yields per acre as compared to traditional soil-based growers. Indoor growing techniques and hydroponic products are being utilized in new and emerging industries or segments, including the growing of cannabis and hemp. Vertical farms producing organic fruits and vegetables also utilize hydroponics due to a rising shortage of farmland as well as environmental vulnerabilities, including drought, other severe weather conditions and pests.
GrowGeneration serves a new, yet sophisticated community of commercial and urban cultivators growing specialty crops, including organics, greens and plant-based medicines. Unlike the traditional agricultural industry, these cultivators use innovative indoor and outdoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields without having to compromise quality, regardless of the season or weather and drought conditions.
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
Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employ approximately 702 employees, a majority of them we have branded as “Grow Pros”. Currently, our operations span over 895,000 square feet of retail and warehouse space.
We operate our business through the following business units:
•Retail: 62 hydroponic/gardening centers focused on serving growers and cultivators. Inclusive of commercial sales organizations selling directly to customers outside of the physical retail network. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for direct shipments of products to garden center locations, pick, pack and ship for our online platforms and direct fulfillment to our commercial customers.
•E-Commerce/Omni-channel: Our e-commerce operation includes GrowGeneration.com a business-to-business (B2B) online portal for commercial growers.
•Proprietary Brands and Private Label: We have developed a line of private label products that we are selling through our garden centers under proprietary brands we own and trademark. Our strategy is to deliver a one-stop shopping experience, through selection, service and solutions for our customers.
Retail
Core to our growth strategy is to expand the number of our retail garden centers throughout North America. The hydroponic retail landscape is fragmented, which allows us to acquire the “best of breed” hydroponic retail operations. In addition to the 13 states we are currently operating in, we have identified new market opportunities in states that include Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi, Missouri and Virginia. During 2021, the Company acquired 23 new locations.
Our commercial sales organization is focused on selling end to end solutions for large commercial cultivators. When a commercial customer gains a new cultivation license, they will need to purchase lighting, benching, environmental control systems, irrigation, fertigation and other products to outfit their cultivation facility. Commercial customers typically purchase in larger dollar amounts and sizes of products. We offer commercial customers volume pricing, terms and financing. Our commercial team manages thousands of commercial accounts across North America.
E-Commerce/Omni-Channel
Our digital strategy is focused on capturing the home, craft and commercial grower online. GrowGeneration.com offers over 10,000 hydroponic products, all curated by our product team. GrowGeneration.com offers customers the option to have their orders shipped directly to their locations, anywhere in North America.
Proprietary Brands and Private Label
In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular Power Si line of monosilicic acid products, a widely used nutrient additive for plants. On March 12, 2021, the Company purchased CharCoir, a line of premium coco pots, cubes and medium. We believe that expanding our private label offerings will have a positive impact on our margins and profitability in the near term. We use various trademarks and trade names in our private- label business, including Ion Lighting, Sunleaves powder nutrients and additive line, Optilime Bulbs, Blueprint controllers and timers, Growxcess pots and containers, Harvest Edge pruners, trellis and other gardening accessories, Durabreeze fans and dehumidifiers, and Drip Hydro nutrients. Both “GrowGeneration” and “Where the Pros Go to Grow” are trademarks used to brand and market our garden centers across North America.
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
•We have an experienced professional team to acquire and open new locations, products and technologies and successfully add them to our company portfolio.
Community Service and Charity
GrowGeneration, together with Harvest 360 Technologies, LLC (H360), has launched a new program to support education and training for social equity license applicants. Regulations in both New York and New Jersey seek to create a framework to regulate cannabis in these states in a manner that promotes social equity and economic development, placing an emphasis on promoting inclusion of diverse populations in the medicinal and recreational cannabis industries. GrowGeneration is committed to delivering solutions to these operators and supporting their communities. This program with H360 gives GrowGeneration a direct method to help new companies grow their businesses.

As part of this program, GrowGeneration and H360 have established the NEXTGEN Micro Cultivation competition for applicants seeking micro grow licenses in the New Jersey adult-use cannabis market. GrowGeneration has committed up to $500,000 to provide education and training scholarships for 25 cultivation teams participating in the competition. GrowGeneration will also provide access to equipment packages and market resources. All contestants will get access to an online cultivation portal with valuable resources to assist in the preparation of an application and to be educated and informed about best practices in the New Jersey program.

The 25 finalist teams that make it to the second round will also receive complete planning and engineering services for their facilities from GrowGeneration, as well as access to a compliant business services package from H360 worth thousands of dollars. Five winning teams will then be selected by a panel of judges to receive a comprehensive package, including financing, advanced training, business service packages, and direct operational support.

How We Evaluate Our Operations
Sales
The Company generates sales primarily from the sale of hydroponic garden products, including nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, vertical benching, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products. The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services, at which point the performance obligation is satisfied. Sales and other taxes collected concurrent with revenue producing activities are excluded from revenue. Customer deposits and lay away sales are not reported as revenue until final payment is received and the merchandise has been delivered.
Our sales depend on the type of products we sell and the mix between consumables and non-consumables. Due to their nature, purchases of consumables result in repeat orders as customers seek to replenish their supplies. Generally, in new markets where legalization of plant-based medicines is recent and licensors are ramping up their grow operations, there are more purchases of non-consumables for buildouts compared to purchases of consumables. In more mature markets, there are generally more purchases of consumables than non-consumables. Our sales are also impacted by our customer mix of commercial and non-commercial customers, as larger commercial customers may receive volume discounts and other promotions. A majority of our sales are derived from our commercial customers.
Gross Profit
We calculate gross profit as sales less cost of goods sold. Cost of goods sold consists of cost of product sold, freight, and tariffs. Gross profit excludes depreciation and amortization, which are presented separately in our consolidated statements of operations.
Our overall gross profit margin varies with our product mix, in particular the percentage of sales of consumable products versus non-consumables, such as in connection with buildouts. In addition, our customer mix impacts gross profit margin due to larger commercial customers receiving discounts.
Operating Expenses
Operating expenses are comprised of store operations, primarily payroll, rent and utilities, and corporate overhead. Corporate overhead is comprised of share-based compensation, depreciation and amortization, general and administrative costs and corporate salaries and related expenses. General and administrative expenses (“G&A”) consist mainly of advertising and promotions, travel & entertainment, professional fees, and insurance. G&A as a percentage of sales does not increase commensurate with an increase in sales. Our largest expenses are payroll and rent and these are largely fixed and not variable. Our advertising and marketing expenses are controllable and variable depending on the particular market.
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
Customers and Suppliers
Our key customers vary by state and are expected to be more defined as the Company increases focus on serving cultivation facilities directly and under predictable purchasing activity, compared to its retail walk-in purchasing sales strategy. Currently, none of our customers accounted for more than 5% of our sales in 2021, 2020, or 2019.
Our key suppliers include several manufacturers and distributors such as Hawthorne Garden Supply, Hydrofarm, Fluence Engineering, Advanced Nutrients, House and Gardens, FoxFarm Fertilizer, Canna Gradening, and others. All the products purchased and sold are applicable to indoor and outdoor growing for organics, greens, and plant-based medicines. As of December 31, 2021, one supplier represented 28% of all of our purchases. As of December 31, 2020 and 2019, two suppliers represented 41% and 51%, respectively, of all our purchases. The Company is of the opinion that the loss of either supplier would not have a material adverse impact on our business. The Company also maintains direct manufacturing agreements with certain vendors.
Acquisitions
2021 Acquisitions
On January 25, 2021, the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and indoor gardening equipment and supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Indoor Garden & Lighting was approximately $1.7 million, including approximately $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 1, 2021, the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including approximately $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 15, 2021, the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including approximately $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, California. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including approximately $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On March 12, 2021, the Company purchased the assets of Charcoir Corporation, which sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including approximately $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand.
On March 15, 2021, the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, California. The total consideration for the purchase of 55 Hydroponics was approximately $6.5 million, including approximately $5.3 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On March 15, 2021, the Company purchased the assets of Aquarius Hydroponics, a hydroponic and organic garden store in Springfield, Massachusetts. The total consideration for the purchase of Aquarius was approximately $3.6 million, including approximately $2.3 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On March 19, 2021, the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.2 million, including approximately $6.0 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer.
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
On July 19, 2021, the Company purchased the assets of Aqua Serene, Inc., ("Aqua Serene"), an Oregon corporation which consists of an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was approximately $11.7 million, including approximately $9.9 million in cash and common stock valued at approximately $1.8 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
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
On August 24, 2021, the Company purchased the assets of Commercial Grow Supply, Inc. ("CGS"), a hydroponic superstore located in Santa Clarita, California. The total consideration for the purchase was approximately $7.2 million, including approximately $6.0 million in cash and common stock valued at approximately $1.3 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On August 23, 2021 the Company purchased the assets of Hoagtech Hydroponics, Inc. ("Hoagtech"), a Washington -based corporation consisting of a hydroponic and garden supply center serving the Bellingham, Washington area. The total consideration for the purchase was approximately $3.9 million in cash. The Asset Purchase Agreement contains a contingent payment equal to $0.6 million to be settled in common stock of the Company if this garden supply center reaches $8.0 million in revenue within a 12-month calendar period from the date of close. The Company used a third-party specialist to value this contingent consideration. The probability that the target will be reached was determined to be 5% which resulted in a value of approximately $28.5 thousand of contingent consideration which was added to goodwill. This acquisition expands our footprint in the Pacific Northwest. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On October 15, 2021, the Company purchased the assets of Indoor Store, LLC ("All Seasons Gardening"), an indoor-outdoor garden supply center specializing in hydroponics systems, lighting, and nutrients. All Seasons Gardening is the largest hydroponics retailer in New Mexico. The total consideration for the purchase was approximately $0.9 million, including approximately $0.7 million in cash and common stock valued at approximately $0.2 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On December 31, 2021, the Company purchased the assets of Mobile Media, Inc and MMI Agriculture ("MMI"), a mobile shelving manufacturing and warehouse facility. The total consideration for the purchase was approximately $9.1 million, including approximately $8.3 million in cash and common stock valued at approximately $0.8 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
2020 Acquisitions
On February 26, 2020 the Company purchased the assets of Health & Harvest LLC. The total consideration for the purchase was approximately $2.9 million, including approximately approximately $1.8 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On June 16, 2020, we acquired certain assets of H2O Hydroponics, LLC (“H2O Hydro”). The total consideration for the purchase was approximately $2.0 million, including approximately $1.3 million in cash and common stock valued at approximately $0.7 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.

On August 10, 2020 we acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden (“Emerald City”). The total consideration for the purchase was approximately $1.0 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On October 12, 2020, the Company acquired the assets of Hydroponics Depot, LLC (“Hydro Depot”), a single store located in Phoenix, AZ. The total consideration for the purchase was approximately $1.5 million, including approximately $1.0 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On October 20, 2020 the Company acquired the assets of Big Green Tomato (“BGT”), a two-store chain in Battle Creek and Taylor, Michigan. The total consideration was approximately $9.0 million, including approximately $6.0 million in cash and shares of common stock valued at approximately $3.1 million. Acquired goodwill of approximately $4.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On November 17, 2020, the Company acquired the assets of The GrowBiz (“GrowBiz”), a five-store chain with four stores in California and one store in Oregon. The total consideration for the purchase of GrowBiz was approximately $44.8 million, including approximately $17.5 million in cash and common stock valued at approximately $27.3 million. Acquired goodwill of approximately $28.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On December 14, 2020, the Company acquired the assets of Grassroots Hydroponics, Inc., a three-store chain in California. The total consideration for the purchase of Grassroots was approximately $10.0 million, including approximately $7.5 million in cash and common stock valued at approximately $2.5 million. Acquired goodwill of approximately $4.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On December 23, 2020, the Company acquired the assets of Canopy Crop Management (“Canopy”) and its complete portfolio of products including the Power SI brand of silicic acid-enriched fertilizers. The total consideration for the purchase of Canopy Crop was approximately $9.2 million, including approximately $5.4 million in cash and common stock valued at approximately $3.8 million. Acquired goodwill of approximately $4.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.
2019 Acquisitions
On January 21, 2019, the Company acquired the assets of Chlorophyll, Inc., a single store in Colorado. The total consideration for the purchase of Chlorophyll, Inc., was approximately $4.2 million, including approximately $3.7 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill of approximately $2.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.
On February 7, 2019, the Company acquired the assets of Palm Springs Hydroponics, a 21-store chain in California. The total consideration for the purchase of Palm Springs Hydroponics was approximately $1.0 million, including approximately $800 in cash an common stock valued at approximately $0.2 million. Acquire goodwill of approximately $0.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 11, 2019, the Company acquired the assets of Reno Hydroponics ("Reno"), a single store in Reno, Nevada. The total consideration for the purchase of Reno was approximately $0.8 million, including approximately $0.5 million in cash and common stock valued at approximately $0.3 million. Acquired goodwill of approximately $0.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.
On May 14, 2019, the Company acquired the assets of GreenLife Garden Supply ("GreenLife"), a three-store in New England. The total consideration for the purchase of GreenLife was approximately $3.5 million, including approximately $2.6 million in cash and common stock valued at approximately $0.8 million. Acquired goodwill of approximately $2.3 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.

On September 3, 2019, the Company acquired the assets of Grand Rapids Hydroponics ("GRH"), a single store in Michigan. The total consideration for the purchase of GRH was approximately $3.9 million, including approximately $2.4 million in cash and common stock valued at approximately $1.5 million. Acquired goodwill of approximately $2.4 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.
On December 16, 2019, the Company acquired the assets of Grow World LLC ("Grow World"), a single store in Oregon. The total consideration for the purchase of Grow World was approximately $1.3 million, including approximately $1.0 million in cash and common stock valued at approximately $0.3 million. Acquired goodwill of approximately $0.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.
For further detail on all acquisitions please see Footnote 16 in the Notes to Consolidated Financial Statements.
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
Notwithstanding the foregoing, we are the largest chain of hydroponic garden centers in North America and our pricing, inventory and product availability and overall customer service provide us the ability to compete in our industry. In addition, as we continue to increase the number of garden centers, we expect to be able to continue to purchase inventory at lower volume prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. The Company competes by delivering the widest selection of hydroponics products, end to end solutions for all types of cultivation environments, in-store sales and product support, direct manufacturer pricing and world-class customer service.
Intellectual Property and Proprietary Rights
Our intellectual property includes our brands and their related trademarks, domain names and websites, customer lists and affiliations, product knowledge and technology, patents, and marketing intangibles. We also hold rights to website addresses related to our business including websites that are actively used in our day-to-day business such as www.GrowGeneration.com. We own several the federally registered trademarks, including for “GrowGeneration®” and “Where the Pros Go to Grow®” as well as our proprietary brands.
Government Regulation
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments.
In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis and hemp, that are subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions.  For example, certain countries and 36 U.S. states have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis. In addition, with the passage of the Farm Bill in December 2018, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also removes restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. We believe passage of the 2018 Farm Bill will continue to allow the Company to expand its marketplace opportunities.

Our gardening products, including our hydroponic gardening products, are multi-purpose products designed and intended for growing a wide range of plants and are purchased by cultivators who may grow any variety of plants, including cannabis and hemp.  Although the demand for our products may be negatively impacted depending on how laws (including federal legalization of cannabis), regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business.
Employees
We strive to foster a collaborative and team-oriented culture and view our human capital resources as an ongoing priority. As of February 23, 2022, we employ 687 employees: 634 full-time employees, 49 part-time employees, 4 independent contractors, no temporary or seasonal workers. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. We believe we offer competitive terms and incentives to attract and retain employees. Our retention rate for our full-time employees is approximately three years, and we employ various initiatives to attract new employees and retain existing employees, including employer contributions to health and welfare benefits, 401(k) plan matching, bonus programs and training opportunities. In late 2021, we also engaged a compensation consultant to ensure our key employee compensation packages are competitive.
Principal Offices
Our principal offices are located at 5619 DTC Parkway, Suite 900, Greenwood Village, CO 80111. Currently, we lease 11 facilities in the State of Colorado, 26 in the State of California, 2 the State of Nevada, 3 in the State of Washington, 4 in the State of Oregon, 1 in the state of Arizona, 1 in the State of Rhode Island, 5 in the State of Oklahoma, 7 in the State of Michigan, 5 in the State of Maine, 2 in the State of Florida, 1 in the State of New Mexico, and 1 in the State of Massachusetts, all for our corporate and retail operations. In total the Company currently leases approximately 900,000 square feet of space, which consists primarily of 7,000 feet of corporate office space, 100,000 square feet of warehouse space and 800,000 square feet of store space.
ITEM 1A. RISK FACTORS

Risks Relating to Our Business

The COVID-19 pandemic and the efforts to mitigate its impact may have an adverse effect on our business, liquidity, results of operations, financial condition and price of our securities.

The pandemic involving the novel strain of coronavirus, or COVID-19, including mutations and variants thereof, and the measures taken to combat it, may have an adverse effect on our business. Public health authorities and governments at local, state, national and international levels have announced various measures to respond to this pandemic. Some measures that directly or indirectly impact our business include:

•voluntary or mandatory quarantines;
•restrictions on travel;
•public health directives and testing and vaccine mandates;
•social distancing measures; and
•supply chain disruptions.

Although we have been deemed an “essential” business by state and local authorities in the areas in which we operate, we have undertaken measures in an effort to mitigate the spread of COVID-19, including limiting store business hours, providing sick leave and encouraging employees to work remotely if possible, which may make maintaining our normal level of revenue generation, human capital retention, corporate operations, quality controls and internal controls difficult. Moreover, the COVID-19 pandemic has caused disruptions in our supply chains, including increased cost of freight and inventory and delays in the delivery of our inventory. Further, the COVID-19 pandemic and mitigation efforts have adversely affected our customers’ financial condition, resulting in reduced spending for the products we sell and potential increased collection risk.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption. Further, once we are able to restart normal business hours and operations, doing so may take time and will involve costs and uncertainty. We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our suppliers, customers and markets will persist for some time after governments ease their restrictions. These measures have negatively impacted, and may continue to impact, our business and financial condition as the responses to control COVID-19 continue.

Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy, and these transactions could entail material investments by us and be material to our financial condition and results of operations. We expect to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:

•diversion of management’s time and focus from operating our business to acquisition integration challenges;
•failure to successfully further develop the acquired business or products;
•implementation or remediation of controls, procedures and policies at the acquired company;
•integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;
•transition of operations, users and customers onto our existing platforms;
•failure to recognize expected synergies from an acquisition;
•reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;
•failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
•cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our due diligence may fail to identify all liabilities and risks associated with acquisitions and we may not accurately assess the relative benefits and detriments of making an acquisition and may pay acquisition consideration exceeding the value of the acquired business. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments or strategic alliances could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows.

Although acquisitions are an important element of our overall corporate strategy, there can be no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies to realize the full, anticipated benefits of such acquisitions.

Economic conditions could adversely affect our business.

Uncertain global economic conditions, in particular in light of the COVID-19 pandemic, could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high inflation and interest rates and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

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

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. We have hired additional accounting and financial staff, and leveraged outside resources, with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, we identified material weaknesses in our internal control over financial reporting and are therefore unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected

In connection with the audit of our financial statements for fiscal year ended December 31, 2021, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified certain material weaknesses as discussed in Item 9A of this report. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have taken several actions towards remediating these material weaknesses as discussed in Item 9A of this report. Although we have taken steps to address the material weaknesses, we are still in the process of completing the remediation and the steps we are taking may not be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

If we are unable to hire and retain employees, we may not be able to implement our business plan and our business may be materially adversely affected.

Our future success depends to a large extent on our ability to attract, hire, train and retain qualified managerial, operational and other personnel. We face significant competition for diverse, qualified and experienced employees in our industry and from other industries and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. The COVID-19 pandemic has also exacerbated these risks, and its impact on labor markets may continue to disrupt our ability to attract and retain personnel for an extended period of time. In addition, we do not maintain key man life insurance on any of our executive officers and directors. Key personnel, including members of management, may leave and compete against us. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

At present, we believe we have the necessary key personnel to carry out our business plans, but if we are unable to hire and retain qualified personnel, our business will be materially adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer, vendor and industry perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our financial condition, results of operations or cash flows. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.

See Item 3. Legal Proceedings for discussion of current legal proceedings and accruals.

We may not successfully develop new products or improve existing products, or successfully manage various risks that we may be exposed to in connection with our proprietary brand offerings.

We expect to continue to grow our portfolio of proprietary brand offerings and have invested in development and procurement resources and marketing efforts relating to our proprietary brand offerings to meet evolving consumer needs. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new products and product innovations require substantial development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

Although we believe that our proprietary brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our proprietary brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

•Potential mandatory or voluntary product recalls;
•Increased regulatory compliance burdens and potential product liability exposure;
•Potential competition with our vendors’ products, which may adversely affect our vendor relationships;
•Our ability to successfully obtain, maintain, protect and enforce our intellectual property and proprietary rights (including defending against counterfeit, grey-market, infringing or otherwise unauthorized goods); and
•Our ability to successfully navigate and avoid claims related to the proprietary rights of third parties.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

As a result of building and continuing to build our proprietary brands and new product technologies, we may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property or proprietary rights with respect to our products and technology, including proceedings before the United States Patent and Trademark Office and/or non-U.S. opposition proceedings. A successful claim of trademark, patent or other intellectual property or proprietary right infringement, misappropriation or other violation against us, or any other successful challenge to the use of our intellectual property and proprietary rights, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations. As a result of any such infringement claims, or other intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Any such license would likely obligate us to pay license fees, royalties, minimum royalties and/or milestone payments and the rights granted to us could be nonexclusive, which would mean that our competitors may be able to obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product and/or technology or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement or other intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product and/or technology or to develop alternative methods or products in response to infringement or other intellectual property claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales.

If our owned or in-licensed trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

The registered or unregistered trademarks, trade names and service marks that we own or in-license from third parties may be challenged, infringed, circumvented, declared generic or determined to be infringing on or dilutive of other marks. Additionally, at times, competitors may adopt trademarks, trade names or service marks similar to the ones we own or in-license, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark, trade name or service mark infringement claims brought against us or our licensors by owners of other trademarks, trade names and service marks. If we are unable to establish name recognition based on our owned and in-licensed trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may also license our trademarks, trade names and service marks out to third parties, such as our distributors. Though these license agreements may provide guidelines for how our trademarks, trade names and service marks may be used, a breach of these agreements or misuse of our trademarks, trade names and service marks by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Any efforts to enforce or protect our intellectual property and proprietary rights related to trademarks, trade names and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, businesses, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product lines. In the U.S., products containing pesticides generally must be registered with the Environmental Protection Agency ("EPA"), and similar state agencies before they can be sold or applied. The failure by us or one of our business relationships to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the U.S. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.

In addition, certain of our pesticide products are subject to complex and overlapping laws and regulation by various international, federal, state, provincial and local environmental and public health agencies. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products could nonetheless be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The costs of compliance, noncompliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for products that we may offer for sale;
•injury to our reputation;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•a decline in our stock price.

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

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation is a key component in our success. Product recalls, disputes and litigation, unauthorized employee statements on social media, our inability to ship, sell or transport our products and other matters may harm our reputation and acceptance of our products, which may materially and adversely affect our business operations, decrease sales and increase costs.

In addition, perceptions that the products we distribute and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We distribute and market a variety of products, such as nutrients and growing media. On occasion, allegations or news reports may be made that some of these products have failed to perform up to expectations or have caused damage or injury to individuals or property. In addition, our products or their use by our customers may be alleged to be damaging to the environment. Public perception that the products we distribute or market harm human health or the environment could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.

Our operations may be impaired if our information technology systems, or those of our third-party vendors, fail to perform adequately or if we or our third-party vendors are the subject of a data breach or cyber-attack.

We rely on information technology systems to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products to retail customers and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we have taken steps to ensure the functionality and security of our information technology systems, our measures or those of our third-party vendors may not be effective and our or our third-party vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users, as well as failures of such systems to operate as expected. In addition, as we replace or upgrade our technology systems, or integrate new systems, issues may arise, such as failure of such systems to perform as expected, that disrupt our business and cause us to incur unanticipated expenditures. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly, whether as a result of a significant cyber incident or otherwise, our ability to communicate, coordinate supply chain, inventory and ordering, manage internal and external reporting, and operate quality controls and internal controls could be significantly impaired, which may adversely impact our business.

Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and third-party information, which could result in expensive and time-consuming regulatory or other legal proceedings and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors, or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.

Many of our facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to ten years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.

In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service. Having to close a facility, even briefly to relocate, could reduce the sales that such facility would have contributed to our revenues.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, increase our product offerings and expand our sales channels, and we may experience difficulties in managing this growth.

As we continue to work to expand our business, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources, increase our product offerings, including the development of our own proprietary brands, and expand our sales channel, such as expansion of e-commerce methods and opening of new stores. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees and customer and vendor relationships. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and compete in the hydroponics industry effectively will depend, in part, on our ability to effectively manage any future growth.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

We are subject to income and other taxes in the U.S. federal jurisdiction and various local, state and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly related to our operations in the U.S., is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.

From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses and funding. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our determinations and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of our tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

In connection with our growth strategies, an economic downturn, decline in the performance of our business, or other adverse circumstances, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. There can be no assurance that additional capital will be available to us, including as a result of our relationship with the cannabis industry. If we cannot obtain sufficient capital to fund our operations, we may be forced to limit the scope of our expansion.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments through credit card and debit card transactions, and such payment methods are becoming increasingly popular with our customers. For credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products which could cause us to lose customers or suffer an increase in our operating expenses, either of which could harm our operating results. If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our customers’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose revenues, which would harm our operating results. If we fail to adequately control fraudulent credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We are subject to collection risk that can impact the results of our operations.

We extend credit to customers in the ordinary course of our business in the form of accounts receivable and promissory notes. We seek to ensure our customers are creditworthy before extending credit, but we cannot guarantee that we will receive repayment in full. The industries we serve are also newer and more fragmented, and some of our counter parties are smaller and/or newer businesses and therefore may be higher credit risk. In addition, we may seek to strategically deploy capital in new markets, or with new business partners. Such new markets or partners may present higher risk.

A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings. If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.

Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. Some of our key suppliers experienced significant demand and increased volume in recent years. A significant interruption in the operation of our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as our proprietary brand products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings and financial position.

The manufacture of some of our products is complex and requires precise, high-quality manufacturing that is difficult to achieve. We have in the past, and may in the future, experience difficulties in manufacturing our products on a timely, cost-effective basis and in sufficient quantities. Our failure to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could harm our business and results of operations.

Disruptions in availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.

We and our suppliers source certain of our products and/or components thereof from outside of the U.S. The general availability and price of those components can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather.

A significant disruption in the availability of any of our key products or components thereof could negatively impact our business. In addition, increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in product or raw material costs. For certain products, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

If our suppliers that currently, or in the future, sell directly to the retail market in which we conduct our current or future business, enhance these efforts and cease or decrease their sales through us, our ability to sell certain products could be harmed.

Our distribution and sales and marketing capabilities provide significant value to our suppliers. Distributed brand suppliers sell through us in order to access thousands of retail and commercial customers with short order lead times, no minimum order quantity on individual items, free or minimal freight expense and trade credit terms. Based on our knowledge and communication with our suppliers, we believe some of our suppliers sell directly to the retail market. If these suppliers were to cease working with us, or proceed to enhance their direct-to-customer efforts, our product offerings, reputation, operation and business could be materially adversely effected.

Risks Relating to the Cannabis Industry

We are subject to a number of risks associated with the cannabis industry, because cannabis is illegal under federal law.

Under the United States Controlled Substances Act of 1970 (the “CSA”), the U.S. Government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. The United States Supreme Court has ruled in 2001 that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.

Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may have difficulties collecting outstanding payments if any of our customers in the cannabis industry declare bankruptcy.

In addition, insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult or impossible to find, and more expensive.

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate.

Despite rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry or serving the cannabis industry, such as ours. So far we have been able to find certain banking institutions willing to provide banking services to us; however, there can be no assurance that we will be able to maintain these banking relationships since the production, sale and use of cannabis remains illegal under federal law. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business.

In addition, we have a high volume of cash transactions, which exposes us to associated risks of holding large sums of cash, such as theft and embezzlement, as well as potential seizures of cash by federal authorities if they determine such cash is tied to activities that are illegal under federal law.

If cannabis were to become legal under federal law, its sale and use could become regulated by the Food and Drug Administration ("FDA") or another federal agency, which could result in a decrease in cannabis sales and have a material adverse impact on the demand for our products.

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Some of our products are sold to cannabis industry participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency and extensive regulations may be imposed on the sale or use of cannabis. Such regulations could result in a decrease in cannabis sales and have a material adverse impact on the demand for our products. If we or our customers who are participants in the cannabis industry are unable to comply with any applicable regulations and/or registration prescribed by the FDA, we may be unable to continue to transact with retailers and resellers who sell products to cannabis businesses and/or our financial condition may be adversely impacted.

In addition, federal legalization, or legalization in foreign countries such as Mexico, may significantly increase competition and consolidation in our and our customers’ markets. If we do not manage to successfully compete in such an environment, our revenues and results of operations will be adversely affected.

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

In addition, COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels. This may cause extreme fluctuations in the market price of our stock. We cannot predict if and when these fluctuations will decrease or increase. In addition to general market conditions, the market price of our stock may become volatile or decline due to actual or anticipated impact of COVID-19 on our financial condition and results of operations.

We may incur indebtedness that ranks senior or equally to our common stock as to liquidation preference and other rights and which may dilute our stockholders’ ownership interest.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. In addition, any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our common stock.

Our security holders may be diluted by future issuances of securities by us. The market price of our common stock could be negatively affected by future sales of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, including additional shares of capital stock or securities convertible into or exchangeable for our capital stock. Such issuance of additional securities would dilute the ownership stake in us held by our existing stockholders and could adversely affect the value of our securities.

As of the date hereof, we had outstanding warrants to purchase an aggregate of 331 thousand shares of our common stock at a weighted average exercise price of $22.14 per share, and options to purchase an aggregate of 906 thousand shares of our common stock (out of which 836 thousand are vested as of this date) at a weighted average exercise prices of $4.38 per share. The exercise of such outstanding options and warrants will result in substantial dilution of our security holders. In the future, we may also issue additional shares of our common stock, warrants or other securities that are convertible into or exercisable for the purchase of shares of our common stock in connection with hiring and/or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our common stock. There can be no assurance that the issuance of any additional shares of common stock, warrants or other convertible securities may not be at a price (or exercise prices) below the price of the common stock offered hereby.

If our existing stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Description of Property
Our principal offices are located at 5619 DTC Parkway, Suite 900, Greenwood Village, CO 80111. Currently, we lease 11 facilities in the State of Colorado, 26 in the State of California, 2 the State of Nevada, 3 in the State of Washington, 4 in the State of Oregon, 1 in the state of Arizona, 1 in the State of Rhode Island, 5 in the State of Oklahoma, 7 in the State of Michigan, 5 in the State of Maine, 2 in the State of Florida, 1 in the State of New Mexico, and 1 in the State of Massachusetts, all for our corporate and retail operations. In total the Company currently leases approximately 900,000 square feet of space, which consists primarily of 7,000 feet of corporate office space, 100,000 square feet of warehouse space and 800,000 square feet of store space.

	Number of Locations	Square feet	Lease Expiration Dates
Colorado	11	2,500 - 22,800	January 2022 to July 2025
California	26	3,300-70,000	Jan 2022 to June 2032
Nevada	2	5,000-8,800	Feb 2022 to July 2022
Washington	3	2,000-24,000	Jan 2022 – Aug 2031
Rhode Island	1	9,000	January 2023
Michigan	7	5,300-22,700	April 2023 to Sep 2030
Maine	5	4,000-8,500	Jan 2022 to April 2031
Oklahoma	5	5,000-40,700	Jan 2024 to February 2026
Arizona	1	25,400	May 2031
Oregon	4	8,000 - 15,000	Aug 2024 to Jan 2027
Florida	2	6,000 – 59000	Feb 2023 to June 2031
New Mexico	1	3,500	December 2023
Massachusetts	1	14,600	April 2022

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits and claims which arise in the normal course of our business, including the initiation and defense of proceedings related to contract and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

The Company has been named as defendant in a lawsuit in the United States District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option with TGC Systems, LLC (“Total Grow”). Among other claims, Total Grow alleges that the Company is liable to Total Grow based on promissory estoppel and breach of contract for failing to consummate the acquisition of Total Grow by the Company. The Company believes that the claims against it are without merit and is vigorously defending against them, including attempting to secure repayment of $1,500,000 principal plus interest loaned by the Company to Total Grow pursuant to the Note. No accruals have been recorded in the Company’s consolidated financial statements as the likelihood of a loss is not probable at this time; and the

Company does not believe a reasonably possible loss would be material to, nor the ultimate resolution of these cases will have a material adverse effect on, the Company’s financial condition, results of operations or cash flows.

There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
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
COMPARISON OF 5 YEAR CUMULATIVE RETURN
The following graph compares the yearly change in the cumulative total stockholder return of our common stock for the past five fiscal years with the cumulative return of the Russell 2000 Index, the S&P 500 Index, and the S&P Retail Select Industry Index.
HOLDERS
The approximate number of stockholders of record as of February 18, 2022 was 136. The number of stockholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
From inception to December 31, 2021, we have granted stock options under our 2014 Plan to purchase an aggregate of 2,113,833 shares at exercise prices ranging from $0.60 to $5.11 per share. Of the total options granted as of December 31, 2021, 2,088,833 have been exercised and 5,000 have been forfeited, resulting in 20,000 options outstanding. In addition, as of December 31, 2021, 375,000 stock awards have been issued under our 2014 Plan.
From inception to December 31, 2021, we have granted stock options under our 2018 Plan to purchase an aggregate of 1,963,000 shares at exercise prices ranging from $2.25 to $17.39 per share. As of December 31, 2021, 964,411 options have been exercised and 112,167 shares forfeited under the 2018 Plan. In addition, as of December 31, 2020, 1,451,827 stock awards have been issued under our 2018 Plan.
Shares of Common Stock Issued In Connection with Asset Purchases

Refer to issuances of shares of common stock in connection with acquisitions during 2019, 2020 and 2021 disclosed under “ITEM 1. BUSINESS – Acquisitions”. These shares were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.
OVERVIEW
GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates e-commerce platforms, www.growgeneration.com, Mobile Media, a vertical racking and storage solutions business, Horticultural Rep Group, a horticultural products sales representative and distributor organization, and Canopy Crop Management, CharCoir, and several other proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.
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
Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employed approximately 702 employees as of December 31, 2021, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 895,000 square feet of retail and warehouse space.
We operate our business through the following business units:
Retail
Currently, the Company owns and operates a chain of 62 hydroponic/gardening centers focused on serving growers and cultivators. Inclusive of commercial sales organizations selling directly to customers outside of the physical retail network. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for direct shipments of products to garden center locations, pick, pack and ship for our online platforms and direct fulfillment to our commercial customers.
E-Commerce/Omni Channel
Our digital strategy is focused on capturing the home, craft and commercial grower online. GrowGeneration.com offers over 10,000 hydroponic products, all curated by our product team. GrowGeneration.com offers customers the option to have their orders shipped directly to their locations, anywhere in North America.
Proprietary Brands and Private Label
In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular Power Si line of monosilicic acid products, a widely used nutrient additive for plants. On March 12, 2021, the Company purchased Char Coir, a line of premium coco pots, cubes and medium. We believe that expanding our private label offerings will have a positive impact on our margins and profitability in the near term. We use various trademarks and trade names in our private-label business, including Ion Lighting, Sunleaves powder nutrients and additive line, Optilime Bulbs, Blueprint controllers and timers, Growxcess pots and containers, Harvest Edge pruners, trellis and other gardening accessories, Durabreeze fans and dehumidifiers, and Drip Hydro nutrients. Both “GrowGeneration” and “Where the Pros Go to Grow” are trademarks used to brand and market our garden centers across North America.

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
Growth Strategy - Store Acquisitions and New Store Openings
Core to our growth strategy is to expand the number of our retail garden centers throughout North America. In addition to the 13 states in which we are currently operating, we have identified new market opportunities in states that include Connecticut, Ohio, Illinois, Pennsylvania, New York, New Jersey, Mississippi, Missouri and Virginia. The Company acquired 23 new locations in 2021 and expects to open many new stores in 2022.
Secondary to this growth strategy is the expansion of distribution and sales capabilities for products that the company owns, distributes, or represents to independent retail garden centers for resale.

RESULTS OF OPERATIONS
Revenue
Net revenues for the year ended December 31, 2021, were approximately $422.5 million, an increase of 118.5% over the year ended December 31, 2020, which were approximately $193.4 million. 2020 net revenue increased approximately 142.5% over the year ended December 31, 2019, which were approximately $79.7 million.
The increase in net revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 included an increase in same store sales of approximately $40.1 million which represented 24.4% growth year over year. Distributed sales were $17.1 million, from acquisitions of Power Si and Charcoir. E-commerce sales increased from $10.6 million, to $36.2 million, primarily attributable to $11.2 million growth in owned e-commerce sites and $14.4 million from the Agron acquisition.
The increase in 2020 revenues over 2019 is due to 1) the addition of 14 new retail stores opened or acquired during 2020 for which revenues were $24.8 million, 2) 11 stores opened or acquired at various times during 2019 that were open for all of 2020 which had an increase in revenues of $51 million, 3) same store sales which increased 63% comparing 2020 to 2019, which had an increase in revenues of approximately $28 million, 4) an increase in our e-commerce sales of $5.9 million, from 2019 to 2020 and 5) revenues of $300,000 from Canopy Crop Management/Power SI, acquired in later December 2020.
Cost of Sales
Cost of sales for the year ended December 31, 2021 increased approximately $161.9 million or 113.8% compared to the year ended December 31, 2020. The increase in cost of goods sold is primarily due to the 118.5% increase in sales.
Cost of sales for the year ended December 31, 2020 increased approximately $84.6 million or 146.5% compared to the year ended December 31, 2019. The increase in cost of goods sold was directly attributable to the 142.5% increase in revenues, as detailed above, comparing the year ended December 31, 2020 to 2019.
Gross profit was approximately $118.2 million for the year ended December 31, 2021, compared to approximately $51.0 million for the December 31, 2020, an increase of approximately $67.2 million or 131.6%. The increase in gross profit is primarily related to the 118.5% increase in revenues. Gross profit as a percentage of revenues was 28.0% for the year
25

ended December 31, 2021, compared to 26.4% for 2020. The increase in the gross profit margin percentage is primarily due to higher increases in revenues from both private label products and distributed products which were 7.5% of revenues for 2021 and approximately 1.0% of revenues for 2020.
Gross profit for the year ended December 31, 2020 increased, approximately $29.0 million or 132.0% compared to the year ended December 31, 2019. Gross profit as a percentage of sales was 26.4% for the year ended December 31, 2020, compared to 27.6% for the year ended December 31, 2019.
Operating Expenses
Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $103.2 million for the year ended December 31, 2021 and approximately $42.6 million for the year ended December 31, 2020, an increase of approximately $60.6 million or 142.3%.
Operating expenses for the year ended December 31, 2020 increased approximately $22.2 million or 108.7% compared to the year ended December 31, 2019.
Store operating costs, primarily payroll, rent and utilities, and allocated corporate overhead costs, were approximately $49.7 million for the year ended December 31, 2021, compared to $18.7 million for the year ended December 31, 2020, an increase of $31.0 million or 165.7%. The increase in store operating costs was directly attributable to the 118.5% increase in revenues and the addition of 23 locations that were added during 2021. Pre-opening expenses for new stores opened during the period increased approximately $0.9 million during 2021.
During 2020, store operating costs increased approximately $8.6 million or 85.5% compared to the year ended December 31, 2019. The increase in store operating costs was directly attributable to 1) the addition of 14 new retail stores opened or acquired during 2020 and 2) 11 stores opened or acquired at various times during 2019 that were open for all of 2020. The addition of these stores, as discussed above, were the primary reasons for the increase in store operating costs. Store operating costs as a percentage of revenues were 9.7% for the year ended December 31, 2020, compared to 12.7% for the year ended December 31, 2019. Store operating costs were positively impacted by 1) the opening of new and acquired stores throughout 2020 which have lower percentage of operating costs to revenues due to their larger size and higher volume and 2) same store revenues increased 63% comparing the year ended December 31, 2020 to the year ended December 31, 2019, which also contributed significantly to lowering of the store operating costs as a percentage of revenues since the majority of store operating costs are fixed.
Total corporate overhead was approximately $53.5 million for the year ended December 31, 2021, compared to $23.9 million for the year ended December 31, 2020, an increase of $29.6 million or 124.0%. Selling, general, and administrative costs were approximately $40.9 million for the year ended December 31, 2021, compared to approximately $21.5 million for the year ended December 31, 2020. Salaries expense increased to $20.0 million from $8.6 million primarily due to an increase in corporate staff and general and administrative expenses increased to $14.3 million from $5.0 million to support expanding operations. These increases were partially offset by a decrease in share-based compensation to $6.6 million from $7.9 million primarily due to new executive compensation agreements effective January 1, 2020 that had front loaded vesting provisions for shares and options that were granted January 1, 2020 for which the remaining vesting was over a two-year period.
During 2020, total corporate overhead increased $13.6 million or 131.3% compared to the year ended December 31, 2019. Corporate overhead was 12.4% of revenue for the year ended December 31, 2020 and 13.0% for the year ended December 31, 2019. Corporate overhead, excluding non-cash share-based compensation and depreciation and amortization, was 8.3% of revenues compared to 9.8% of revenues for 2019 shows that non-cash expenses was a larger component of overhead cost in 2020 compared to 2019. Non-cash costs included in corporate overhead was 5.3% of revenues for 2020 compared to 4.4% of revenues for 2019. The increase in non-cash expenses in corporate overhead as a percentage of revenues for the year ended December 31, 2020 was primarily due to 1) the increase in non-cash share-based compensation from approximately $2.5 million for the year ended December 31, 2019 to approximately $7.9 million for the year ended December 31, 2020, an increase of $5.4 million and 2) the increase in depreciation and amortization from approximately $1.0 million for the year ended December 31, 2019 to approximately $2.4 million for the year ended December 31, 2020. The increase in non-cash share-based compensation was primarily the result of several new executive employment agreements which became effective January 1, 2020, which resulted in the vesting of common stock and common stock options at the start of the first quarter, as well as options issued in 2018 and 2019 for options vesting in 2020. The share-based awards associated with the new executive employment agreements resulted in approximately one-third of the award being recognized as an expense in the first three months of 2020, due to vesting, and the remaining two-thirds on the share-based awards are being recognized over a 24-month period commencing January 2020 and ending December 2021, based
26

on shared based award vesting in future periods. The vesting of these shares and options was significantly higher in 2020 than they will be in the periods subsequent to 2020. The increase in depreciation and amortization is due to the significant increase in both depreciable assets and acquired intangible assets being amortized over their useful lives. Salaries as a percentage of revenues were 4.4% for 2020 and 4.5% for 2019. The increase in salaries expense from 2019 to 2020, which increased $5.0 million, from $3.6 million for the year ended December 31, 2019 to $8.6 million for the year ended December 31, 2020 was due primarily to the increase in corporate staff to support expanding store operations, including management, purchased store integrations, accounting and finance, information systems, purchasing and commercial revenues support staff. It should be noted that when we consummate a new acquisition, purchasing and back-office accounting functions are stripped from the new acquisitions and those functions are absorbed into our existing centralized purchasing and centralized accounting and finance departments, thus delivering cost savings.
General and administrative expenses comprised mainly of marketing, travel & entertainment, professional fees and insurance, was approximately $5.0 million for the year ended December 31, 2020 and approximately $3.2 million for the year ended December 31, 2019, with a majority of the increase related to marketing, insurance (both property and casualty and director and officers liability insurance), professional and legal fees. The increase in professional and legal fees was due to the increase in acquisitions in 2020 and consulting fees for SOX 404 compliance. General and administrative costs as a percentage of revenue were 2.6% for the year ended December 31, 2020, and 4% for the year ended December 31, 2019.
Net Income
Net income for the year ended December 31, 2021 was approximately $12.8 million, compared to net income of approximately $5.3 million for the year ended December 31, 2020, an increase of approximately $7.5 million.
Net income for the year ended December 31, 2020 was approximately $5.3 million, compared to net income of approximately $1.3 million for the year ended December 31, 2019, an increase of $4.0 million. Net income for 2020 compared to 2019 was primarily impacted by a 142.5% increase in revenues, offset slightly by increased cost of goods sold of 146.5%. Store operating costs as a percentage of revenue was 9.7% in 2020, compared to 12.7% offsetting the increase in cost of goods sold.
27

CONDENSED 2021, 2020, AND 2019 RESULTS OF OPERATIONS (in thousands except per share data)

	For the Year Ended
	December 31,
	2021	2020	2019
Sales	$422,489	$193,365	$79,734
Cost of Sales	304,248	142,317	57,729
Gross profit	118,241	51,048	22,005
Operating expenses	103,239	42,611	20,422
Income (loss) from operations	15,002	8,437	1,583
Other income (expense)	227	142	(261)
Pre-tax net income	15,229	8,579	1,322
Income taxes	(2,443)	(3,251)	—
Net income	$12,786	$5,328	$1,322

CONDENSED Q4 2021, Q4 2020, AND Q4 2019 RESULTS OF OPERATIONS

	For the Quarter Ended
	December 31,
	2021	2020	2019
Sales	$90,579	$61,925	$25,385
Cost of Sales	$67,490	$45,979	$19,388
Gross profit	23,089	15,946	5,997
Operating expenses	30,106	13,304	7,069
Income (loss) from operations	(7,017)	2,642	(1,072)
Other income (expense)	(209)	164	54
Pre-tax net income	(7,226)	2,806	(1,018)
Income taxes	$3,126	$(1,296)	$—
Net income (loss)	$(4,100)	1,510	(1,018)

Highlights of Results of Operations Comparing Q4 2021 to Q4 2020.
•Net revenues increased 46% to $90.6 million for fourth quarter 2021, compared to $61.9 million for the same period last year.
•Same-store sales at 26 locations open for the same period in 2020 and 2021 were $40.3 million in fourth quarter 2021, compared to $46.0 million in the same period last year, representing a 12.3% year-over-year decline.
•Gross profit margin for the fourth quarter 2021 was 25.5%, compared to 25.8% in the same period last year, a decrease of 30 basis points.
•GAAP net loss was $4.1 million or $(0.07) per share based on a diluted share count of 58.4 million, compared to net income of $1.5 million in the same period last year, or $0.03 per share on a diluted share count of 51.6 million.
•Adjusted EBITDA was a loss was $1.9 million for the fourth quarter 2021, versus earnings of $5.5 million in the same period last year.
•Private label and proprietary brand sales, inclusive of Power Si and Char Coir, were 7.5% of revenue in the fourth quarter of 2021 compared to 0.5% in the same period last year.
•E-commerce revenue, inclusive of Agron revenue, was $7.7 million, compared to $3.2 million in the same period last year.
•Cash and short-term securities as of December 31, 2021 was $81.2 million.
28

Highlights of Results of Operations Comparing Q4 2020 to Q4 2019.
•Revenues in Q4 2020 were $62 million, an increase of 144% primarily the result of the addition of 14 stores in 2020 and an increase in same store sales of 58%
•Margins were 25.8% in Q4 2020 compared to 23.6% Q4 2019. Q4 2020 had lower write-offs from physical inventories, resulting in slightly higher margins.
•Operating cost, including both store operating costs and corporate overhead, decreased substantially as a percentage of revenue. Store operating costs were 10.0% of revenues for Q4 2020 compared to 10.8% for Q4 2019. The decrease is due to a 58% increase in same store sales which reduces stores operating costs as a percentage of revenues. Corporate overhead was 11.5% of revenues for Q4 2020 compared to 17.1% for Q4 2019, a decrease of 33%, and corporate overhead costs do not rise commensurate with the increase in revenues.
•Pre-tax net income was 4.5% of revenue for Q4 2020 compared to pre-tax net loss of 4.0% for Q4 2019. The increase in margin and the decrease in both store operating costs and corporate overhead as a percentage of revenues resulted in the pre-tax net income of 4.5% of revenue.
•Adjusted EBITDA was $5.5 million for Q4 2020 compared to $911 thousand for Q4 2019, an increase of 515%
Use of Non-GAAP Financial Information
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
Set forth below is a reconciliation of Adjusted EBITDA to net income (in thousands except per share data):

	Year ended December 31,
	2021	2020	2019
Net Income	$12,786	$5,328	$1,322
Income taxes	2,443	3,251	—
Interest	43	14	401
Depreciation and Amortization	12,600	2,436	1,045
EBITDA	$27,872	$11,029	$2,768
Share based compensation (option compensation, warrant compensation, stock issued for services)	6,585	7,856	2,491

Adjusted EBITDA	$34,457	$18,885	$5,259

Adjusted EBITDA per share, basic	$0.58	$0.43	$0.16
Adjusted EBITDA per share, diluted	$0.57	$0.41	$0.16

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021, we had working capital of approximately $169.8 million, compared to working capital of approximately $222.9 million as of December 31, 2020, a decrease of approximately $53.1 million. The decrease in working capital from December 31, 2020 to December 31, 2021 was due primarily to business acquisitions completed during the year ended December 31, 2021 for which the cash consideration was approximately $80.8 million. This decrease in working capital related to business acquisitions was partially offset by an increase in inventory associated with more locations and our ability to leverage greater bulk purchasing due to our growth. At December 31, 2021, we had cash and cash equivalents of approximately $41.4 million and available for sale debt securities of $39.8 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy
29

continues to focus on expanding our geographic reach across the United States through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings, however our ability to do so on acceptable terms is uncertain. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.
As of December 31, 2020, we had working capital of approximately $222.9 million, compared to working capital of approximately $29.0 million as of December 31, 2019, an increase of approximately $193.9 million. The increase in working capital from December 31, 2019 to December 31, 2020 was due primarily to the proceeds from the sale of common stock and exercise of warrants of $211.2 million. At December 31, 2020, we had cash and cash equivalents of approximately $177.9 million.
We anticipate that we will need additional financing in the future to continue to acquire and open new stores. To date we have financed our operations through the issuance of the sale of common stock, warrants and convertible debentures as discussed below.
Operating Activities
Net cash provided by operating activities for year ended December 31, 2021 was approximately $5.2 million compared to net cash used of $213 thousand for the year ended December 31, 2020. Cashed used in operations as a result of an inventory increase was primarily attributable to our additional store count. In addition, we have used our capital capabilities to secure production of product overseas through prepaid inventory purchase commitments with long lead times in advance of spring 2022 needs. Cash used in accounts and notes receivable decreases were primarily driven by increased revenues partially offset by the collection of notes receivable. Cash provided by the increase in accounts payable and accrued liabilities and customer deposits are attributable to our increased store count and related increase in cost of sales. The increase in payroll liability is primarily driven by increased headcount related to our increased operations.
Net cash used in operating activities for the year ended December 31, 2020 was approximately $213 thousand, compared to $3.3 million for the year ended December 31, 2019, a decrease of approximately $3.1 million. Cash provided by operating activities is driven by our net income and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, share based compensation expense and changes in valuation allowances. Non-cash adjustments totaled approximately $11.1 million and approximately $4.0 million for the years ended December 31, 2020 and 2019, respectively, so non-cash adjustments had a greater positive impact on net cash used in operating activities for the year ended December 31, 2020 than the same period in 2019. Despite net income of approximately $5.3 million and non-cash adjustments of $11.1 million for 2020, these positive adjustments were offset by increases in inventory of $19.2 million, increases in trade accounts and notes receivable of $3.5 million and increases in prepaids and other current assets of $9.2 million. Despite net income of $1.3 million for the year ended December 31, 2019 and non-cash adjustments totaling $4.0 million, these positive adjustments were offset by increases in inventory of $9.5 million, increases in trade receivable of $3.8 million and increases in prepaids and other current assets of $2.1 million.
Investing Activities
Net cash used in investing activities was approximately $139.3 million for the year ended December 31, 2021 and approximately $45.8 million for the year ended December 31, 2020. Investing activities in 2021 were primarily attributable to acquisitions of $80.8 million, purchase of marketable securities of $75.0 million, and purchase of vehicles and store equipment of $18.7 million, partially offset by $35.2 million of marketable security maturities. Investing activities for the year ended December 31, 2020 were primarily related to store acquisitions of $41.4 million and the purchase of vehicles and store equipment of $3.4 million.
Net cash used in investing activities was approximately $45.8 million for the year ended December 31, 2020 and approximately $11.8 million for the year ended December 31, 2019. The increase in 2020 was due to the multiple asset acquisitions throughout 2020, 8 in total, in which we acquired inventory, fixed assets, goodwill and other intangibles of $41.4 million, and purchased vehicles and store equipment of approximately $3.4 million. During 2019, we acquired 8 new stores in which we purchased inventory, fixed assets, goodwill and other intangibles of $9.5 million and purchased vehicles and store equipment of approximately $2.2 million.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2021 was approximately $2.4 million and was primarily attributable to stock redemptions partially offset by the proceeds from the sales of common stock and exercise of
30

warrants and options. Net cash provided by financing activities for the year ended December 31, 2020 was $211.0 million and was primarily from proceeds from the sale of common stock and exercise of warrants and options.
Net cash provided by financing activities for the year ended December 31, 2020 was approximately $211.0 million and represented proceeds from the sale of common stock and exercise of warrants and options, net of offering costs of $211.2 million. Net cash provided by financing activities for the year ended December 31, 2019 was approximately $13.5 million and was comprised of primarily proceeds from the sales of common stock and exercise of warrants and options.
2020 Offerings
On December 11, 2020, the Company consummated an underwritten public offering of 5,750,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock to cover over-allotments. The shares were sold at a public offering price of $30 per share, generating gross proceeds of $172.5 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses, was approximately $162.5 million.
On July 2, 2020, the Company consummated an underwritten public offering of 8,625,000 shares of its common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. The shares were sold at a public offering price of $5.60 per share, generating gross proceeds of $48.3 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses, was approximately $44.6 million.
2019 Offerings
On June 26, 2019, the Company completed a private placement of a total of 4,123,257 units of the Company’s securities at the price of $3.10 per unit pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each unit consisted of (i) one share of common stock and (ii) one 3-year warrant, each entitling the holder to purchase one half share of common stock, at a price of $3.50 per share. The Company raised a total of $12.8 million from 19 accredited investors.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates.
Interest Rate Risk
We currently have no material exposure to interest rate risk from investments. We currently invest a portion of our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we do not believe that there will be material exposure to interest rate risk arising from our investments.
As of December 31, 2021, we had less than $0.1 million of interest bearing debt outstanding.
Impact of Inflation
Our results of operations and financial condition are presented based on historical costs. Inflation affects our cost of sales and store operating costs. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may offset only a portion of the adverse impact.
31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of GrowGeneration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowGeneration Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2022 expressed an adverse opinion thereon.
Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Notes 2 and 16 to the consolidated financial statements, the Company completed 16 business acquisitions during the year.

Management estimated the fair value of the intangible assets using discounted cash flow analyses, which were based on the Company’s best estimates of future sales, earnings, and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Determining the fair value of the intangible assets acquired required significant judgment, including the amount and timing of expected future cash flows, selected discount rates, expected future sales to existing customers, customer attrition, and royalty rates.

We identified the Company's assumptions used to estimate the fair value of acquired intangible assets as a critical audit matter. The principal considerations for our determination include the inherent judgment involved in estimating these amounts.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to audit this critical audit matter included the following:

•We obtained an understanding of the Company's accounting and control procedures for acquired intangible assets within both IT and manual systems by which those transactions are initiated, authorized, recorded, processed, corrected as necessary, transferred to the general ledger, and reported in the financial statements.

•We tested the effectiveness of controls over the valuation of intangibles, including management’s controls over the amount and timing of expected future cash flows and the selection of discount rates.

•We assessed the reasonableness of management’s forecasts of future cash flows by performing inquiries of appropriate individuals outside of the finance organization, and comparing the projections to historical results, contractual agreements, certain peer companies, third-party industry forecasts, and reviewing internal communications to management and the board of directors.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the calculated amount of fair value of the intangible assets and goodwill. Specifically, we considered both the valuation methodology and the discount rates utilized, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

•We evaluated the Company’s disclosures related to the business combinations.

/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2020.
Denver, Colorado
March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of GrowGeneration Corp.

Adverse Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2021 of GrowGeneration Corp. (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO framework.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to (1) ineffective controls in accounting and financial reporting for complex financial reporting transactions including areas such as business combinations, share based compensation, and the related income tax reporting, (2) the design of its controls to consider segregation of duties within the various bank accounts, internal technology, human resources, and manual journal entry posting processes, (3) inadequate information and technology general controls, including segregation of duties, change management, and user access which were inadequate to support financial reporting applications and support automated controls and functionality, and (4) inadequate controls over physical inventory counts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2021 financial statements, and this report does not affect our report dated March 9, 2022, on those financial statements.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 9, 2022, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Charcoir Corporation, Agron LLC, and MMI, which were acquired during 2021. These acquisitions constituted 10% of total assets and 5% of total revenues as of and for the year ended December 31, 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Charcoir Corporation, Agron, LLC, and MMI.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

Denver, Colorado

March 9, 2022

We have served as the Company’s auditor since 2020.

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
Certified Public Accountants
Springfield, Pennsylvania
  March 27, 2020
We have served as the Company's auditor since 2014

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except shares)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$41,372	$177,912
Marketable securities	39,793	—
Accounts receivable, net of allowance for doubtful accounts of $581 and $192 at December 31, 2021 and 2020	5,741	3,901
Notes receivable, current, net of allowance for doubtful accounts of $522 and $292 at December 31, 2021 and 2020	2,440	2,612
Inventory	105,571	54,024
Prepaid income taxes	5,856	655
Prepaids and other current assets	16,116	11,125
Total current assets	216,889	250,229

Property and equipment, net	24,116	7,416
Operating leases right-of-use assets, net	43,730	12,088
Notes receivables, net of current portion	—	1,200
Intangible assets, net	48,402	20,549
Goodwill	125,401	62,951
Other assets	800	301
TOTAL ASSETS	$459,338	$354,734

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,033	$14,623
Accrued liabilities	2,044	672
Payroll and payroll tax liabilities	7,440	2,655
Customer deposits	11,686	5,155
Sales tax payable	1,923	1,161
Current maturities of lease liability	6,858	3,001
Current portion of long-term debt	92	83
Total current liabilities	47,076	27,350

Deferred tax liability	2,359	750
Operating lease liability, net of current maturities	38,546	9,479
Long-term debt, net of current portion	66	158
Total liabilities	88,047	37,737

Commitments and contingencies

Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 59,928,564 and 57,150,998 shares issued and outstanding as of December 31, 2021 and 2020, respectively	60	57
Additional paid-in capital	361,087	319,582
Retained earnings (deficit)	10,144	(2,642)
Total stockholders’ equity	371,291	316,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,338	$354,734
The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share)

	For the Years Ended December 31,
	2021	2020	2019
Sales	$422,489	$193,365	$79,734
Cost of sales	304,248	142,317	57,729
Gross profit	118,241	51,048	22,005

Operating expenses:
Store operations	49,742	18,724	10,095
Selling, general, and administrative	40,897	21,451	9,282
Depreciation and amortization	12,600	2,436	1,045
Total operating expenses	103,239	42,611	20,422

Income from operations	15,002	8,437	1,583

Other income (expense):
Miscellaneous income (expense)	(216)	112	(5)
Interest income	486	44	145
Interest expense	(43)	(14)	(401)
Total non-operating income (expense), net	227	142	(261)

Net income before taxes	15,229	8,579	1,322

Provision for income taxes	(2,443)	(3,251)	—

Net income	$12,786	$5,328	$1,322

Net income per share, basic	$0.22	$0.12	$0.04
Net income per share, diluted	$0.21	$0.11	$0.04

Weighted average shares outstanding, basic	59,223	43,945	32,834
Weighted average shares outstanding, diluted	60,464	46,456	33,910
The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, and 2019
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	27,949	$28	$38,797	$(9,292)	$29,533

Sale of Common stock and warrants, net of fees	4,123	4	$12,640	—	12,644
Share based compensation		0	$1,215	—	1,215
Common stock issued upon warrant exercise	1,758	2	$1,298	—	1,300
Common stock issued upon exercise of options	10	0	$6	—	6
Common stock issued upon cashless exercise of options	506	1	$(1)	—	0
Common stock issued in connection with business combinations	970	1	$3,624	—	3,625
Common stock issued upon conversion of convertible debt	1,259	1	$2,404	—	2,405
Common stock issued for services	203	0	$549	—	549
Common stock issued for accrued share-based compensation	100	0	$210	—	210
Net income		—	$0	1,322	1,322
Balances, December 31, 2019	36,878	$37	$60,742	$(7,970)	$52,809

Sale of common stock, net of fees	14,375	14	207,120	—	207,134
Common stock issued upon warrant exercise	1,370	1	3,841	—	3,842
Common stock issued upon cashless exercise of warrants	918	1	(1)	—	0
Common stock issued upon exercise of options	71	0	230	—	230
Common stock issued upon cashless exercise of options	694	1	(1)	—	0
Common stock issued in connection with business combinations	1,730	2	39,145	—	39,147
Common stock issued for assets	20	0	136	—	136
Common stock issued for services	50	0	0	—	0
Common stock issued for accrued payroll	325	0	717	—	717
Common stock issued for accrued share-based compensation	729	1	3,797	—	3,798
Share based compensation, net of shares withheld for employee tax liability	(8)	—	3,856	—	3,856
Net income		0	0	5,328	5,328
Balances, December 31, 2020	57,152	$57	$319,582	$(2,642)	$316,997

Common stock issued upon warrant exercise	256	—	335	—	335
Common stock issued upon cashless exercise of warrants	657	1	(1)	—	—
Common stock issued upon exercise of options	469	1	1,757	—	1,758
Common stock issued upon cashless exercise of options	325	—	—	—	—
Common stock issued in connection with business combinations	807	1	37,271	—	37,272
Common stock issued in connection with purchase of intangible assets	4	—	168	—	168
Common stock issued for share based compensation	204	—	—	—	—
Common stock issued for services	145	—	717	—	717
Common stock redeemed in litigation settlement	(90)	—	—	—	—
Share based compensation, net of shares withheld for employee tax liability	—	—	1,258	—	1,258
Net income	—	—	—	12,786	12,786
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291

The accompanying notes are an integral part of theses audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$12,786	$5,328	$1,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,600	2,436	1,045
Provision for doubtful accounts and notes receivable	619	214	172
Amortization of debt discount	—	—	356
Stock based compensation	6,585	7,856	2,491
Deferred income taxes	1,609	750	—
Loss on disposal of fixed assets	198	—	—
Other	—	(127)	(67)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(1,087)	(3,471)	(3,765)
Inventory	(34,690)	(19,188)	(9,496)
Prepaid expenses and other assets	(9,937)	(9,236)	(2,062)
Increase (decrease) in:
Accounts payable and accrued liabilities	3,285	9,989	4,165
Operating leases	1,282	375	15
Customer deposits	6,362	2,651	1,988
Payroll and payroll tax liabilities	4,785	1,583	154
Sales taxes payable	762	627	342
Net Cash and Cash Equivalents Provided By (Used In) Operating Activities	5,159	(213)	(3,340)
Cash Flows from Investing Activities:
Assets acquired in business combinations	(80,784)	(41,402)	(9,459)
Purchase of property and equipment	(18,740)	(3,401)	(2,233)
Purchase of marketable securities	(75,000)	—	—
Maturities of marketable securities	35,207	—	—
Purchase of intangibles	—	(1,027)	(119)
Net Cash and Cash Equivalents (Used In) Investing Activities	(139,317)	(45,830)	(11,811)
Cash Flows from Financing Activities:
Principal payments on long term debt	(83)	(111)	(460)
Payments to tax authorities for stock-based compensation	(4,391)	(119)	—
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	2,092	211,206	13,950
Net Cash and Cash Equivalents (Used In) Provided by Financing Activities	(2,382)	210,976	13,490

Net Increase (decrease) in Cash and Cash Equivalents	(136,540)	164,933	(1,661)
Cash and Cash Equivalents at Beginning of year	177,912	12,979	14,640
Cash and Cash Equivalents at End of year	$41,372	$177,912	$12,979

Supplemental Information:
Common stock and warrants issued for prepaid services	$—	$—	$96
Common stock issued for intangible assets	$168	$—	$—
Common stock issued for accrued payroll liability	$—	$718	$210
Debt converted to equity	$—	$—	$2,311
Assets acquired by issuance of stock	$37,272	$39,282	$3,625
Cash paid for interest	$43	$14	$45
Right to use assets acquired under new operating leases	$32,875	$7,887	$6,210
Cash paid for income taxes	$6,072	$3,156	$—
The accompanying notes are an integral part of these audited consolidated financial statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020

1.    NATURE OF OPERATIONS
GrowGeneration Corp. (the “Company”) was incorporated on March 6, 2014 in Colorado under the name of Easylife Corp and changed its name to GrowGeneration Corp. It maintains its principal office in Denver, Colorado.
GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of 62 retail hydroponic/gardening stores across 13 states, an online e-commerce platform, and propriety businesses that market grow solutions through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States and Canada.
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
Segment Reporting
Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various products sold are aggregated into one

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
reportable operating segment as under guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 280 for segment reporting.
Revenue Recognition
The Company recognizes revenue, net of estimated returns and sales tax, at the time the customer takes possession of merchandise or receives services at which point, the performance obligation is satisfied. Sales and other taxes collected concurrent with revenue producing activities are excluded from revenue. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The Company monitors provisions for estimated returns. Payment for goods and services sold by the Company is typically due upon satisfaction of the performance obligations. Under certain circumstances, the Company does provide goods and services to customers on a credit basis (see Accounts Receivable, Notes Receivable and Concentration of Credit Risk below). The Company accounts for shipping and handling activities as a fulfillment costs rather than as a separate performance obligation. When the Company receives payment from customers before the customer has taken possession of the merchandise or the service has been performed, the amount received is recorded as a customer deposit in the accompanying consolidated balance sheets until the sale or service is complete.
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
Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds.
Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high quality financial institutions, in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC), up to $250,000. At December 31, 2021 and 2020, the Company had approximately $38 million and $174 million, respectively, in excess of the FDIC insurance limit.
Securities
The Company classifies its commercial paper and debt securities as marketable securities. Marketable securities with available fair market values are stated at fair market values. Unrealized gains and losses on these marketable securities are reported, net of applicable income taxes, in other comprehensive income. Realized gains or losses on sale of marketable securities are computed using primarily the moving average cost and reported in net income. For the year ended December 31, 2021, there were no significant unrealized gains or losses incurred.
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
Notes receivable are stated at the amount the Company expects to collect from balances outstanding at period-end, based on the Company’s assessment of the credit history with customers having outstanding balances and current relationships with them. A reserve for uncollectable receivables is established when collection of amounts due is

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties or ongoing service or billing disputes. A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2021 and 2020, the Company believes the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest, net of recognized allowance.
Notes receivable generally have terms of 12 months to 18 months and bear interest from 9-12% per annum. Generally, product sales that are the basis for the note receivable are collateral on the note receivable until the note is paid off.
We are exposed to credit risk in the normal course of business, primarily related to accounts and notes receivable. We are affected by general economic conditions in the United States. To limit credit risk, management periodically reviews and evaluates the financial condition of its customers and maintains an allowance for doubtful accounts. As of December 31, 2021 and 2020, we do not believe that we have significant credit risk.
Inventory
Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (weighted average cost method) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.
Property and Equipment
Property and equipment are carried at cost. Leasehold improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. Renewals and betterment that materially extend the life of the asset are capitalized. With respect to constructed assets, all materials, direct labor, contract services as well as certain indirect costs are capitalized. Expenditures for maintenance and repairs are charged against operations. Depreciation of property and equipment is provided on the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Estimated Lives
Vehicles	5 years
Buildings	20 years
Furniture and fixtures	5-7 years
Computers and equipment	3-5 years
Leasehold improvements	5 years not to exceed lease term
Software and Website Development Costs
The Company accounts for the costs of computer software obtained or developed for internal use in accordance with FASB ASC 350, Intangibles — Goodwill and Other. Computer software development costs and website development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include certain employee related expenses, including salaries, bonuses, benefits

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
and stock-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment on the consolidated balance sheets.
•The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications.
•Software costs are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use.
•Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred.
Intangible Assets Acquired in Business Combinations
The Company values assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include trade names, customer relationships, non-compete agreements, and intellectual property. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for trade names, customer relationships, non-compete agreements, and intellectual property are generally, five to six years.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, a quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amounts, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, additional procedures must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
Long-lived assets
The Company reviews the recoverability of long-lived assets, including buildings, furniture and fixtures, computers and equipment, leasehold improvements, and other intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. As of December 31, 2021, there were no indicators of impairment.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
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

	Level	December 31, 2021	December 31, 2020
Cash equivalents	2	$41,372	177,912
Marketable securities	2	$39,793	—
Notes receivable impaired	3	$978	874
For the Level 3 assets measured at fair value on a non-recurring basis at December 31, 2021, the significant unobservable inputs include the notes receivable effective interest rates of 8% to 10%.
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Valuation allowances are established to reduce deferred tax assets to the amount that will more likely than not be realized. To the extent that a determination was made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company’s income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits taken on the tax return that the Company believes are more likely than not of being sustained upon examination. There is considerable judgment involved in determining whether a position taken on the tax return is more likely than not of being sustained.
The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest and penalties. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of its income tax provision
Advertising
The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2021, 2020, and 2019 amounted to $4.0 million, $996 thousand, and $737 thousand respectively.
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
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020

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
Recently Adopted Accounting Pronouncements
As of January 1, 2019, the Company adopted the FASB ASU 2016-2, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in ASC 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $3.2 million.
Recently Issued Accounting Pronouncements – Pending Adoption
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The Company is in the process of evaluating the impact of this standard.

4.    REVENUE RECOGNITION
Disaggregation of Revenues
The following table disaggregates revenue by source:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Sales at company owned stores	$369,199	$182,736	$74,970
Distribution	17,087	—	—
E-commerce sales	36,203	10,629	4,764
Total Revenues	$422,489	$193,365	$79,734
Contract Balances
Depending on the timing of when a customer takes possession of product and when a customer makes payments for such product, the Company recognizes a customer trade receivable (asset) or a customer deposit (liability). The difference between the opening and closing balances of the Company’s customer trade receivables and the customer deposit liability results from timing differences between the Company’s performance and the customer’s payment and due to the acquisitions for the years ended December 31, 2021 and 2020.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
4.    REVENUE RECOGNITION, Continued
The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, 1/1/2021	$7,713	$5,155
Closing balance, 12/31/2021	8,181	11,686
Increase (decrease)	$468	$6,531

Opening balance, 1/1/2020	$4,455	$2,504
Closing balance, 12/31/2020	7,713	5,155
Increase (decrease)	$3,258	$2,651
The Company also has customer trade receivables under longer term financing arrangements at interest rates ranging from 8% to 12% with repayment terms ranging for 12 to 18 months. Notes receivable at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Note receivable	$2,962	$4,104
Allowance for losses	(522)	(292)
Notes receivable, net	$2,440	$3,812
The following table summarizes changes in notes receivable balances that have been deemed impaired.

	December 31, 2021	December 31, 2020
Note receivable	$1,500	$1,166
Allowance for loses	(522)	(292)
Notes receivable, net	$978	874

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
5.    PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
Vehicles	$2,258	$1,342
Buildings	1,187	477
Leasehold improvements	9,186	1,988
Furniture, fixtures and equipment	10,992	5,739
Capitalized software	4,753	1,163
Construction-in-progress	2,948	—
	31,324	10,709
Accumulated depreciation and amortization	(7,208)	(3,293)

Property and equipment, net	$24,116	$7,416
Depreciation expense was $3.7 million, $1.6 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
6.    GOODWILL AND INTANGIBLE ASSETS
The changes in goodwill are as follows:

	December 31, 2021	December 31, 2020
Balance, beginning of period	$62,951	$17,799
Goodwill additions and measurement period adjustments	$62,450	$45,152
Balance, end of period	$125,401	$62,951

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020

A summary of intangible assets as of follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of December 31, 2021
(in years)
Tradenames	4.15 years
Patents, trademarks	4.08 years
Customer relationships	5.30 years
Non-competes	3.74 years
Intellectual property	4.16 years
Intangible assets on the Company’s consolidated balance sheets consist of the following:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$28,300	$(4,948)	$13,923	$(398)
Patents, trademarks	100	(42)	100	(9)
Customer relationships	25,175	(3,055)	6,297	(138)
Non-competes	1,384	(233)	796	(22)
Intellectual property	2,065	(344)	—	—
	$57,024	$(8,622)	$21,116	$(567)
Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $8.9 million, $789 thousand, and $5 thousand respectively.

Future amortization expense is as follows:
2022	$10,597
2023	10,596
2024	10,590
2025	10,206
2026	5,159
Thereafter	1,254
Total	$48,402

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and DECEMBER 31, 2019

7.INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income Tax Expense (benefit)
Current federal tax expense (benefit)
Federal	$(115)	$1,732	$479
State	949	768	—
Deferred tax (benefit)
Federal	1,473	1,706	(479)
State	136	227	—
Valuation allowance	—	(1,182)	—
Total	$2,443	$3,251	$—
A summary of deferred tax assets and liabilities as of December 31, 2021 and 2020 is as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Deferred tax assets:
Deferred right to use lease liabilities	11,573	3,249
Stock based compensation	974	757
Inventory reserves	239	236
Warranty reserves	128	146
Accruals and other	1,266	180
	14,180	4,568
Deferred tax liabilities:
Deferred right to use lease assets	(11,147)	(3,147)
Accumulated depreciation and amortization	(5,392)	(2,171)
	(16,539)	(5,318)
Deferred tax asset (liability)	(2,359)	(750)
Valuation Allowance	—	—
Deferred tax asset (liability), net	$(2,359)	$(750)
We recorded a valuation allowance against all of our deferred tax assets as of December 31, 2019. Given our current earnings and anticipated future earnings, we believe that there was sufficient positive evidence available that allowed us to reach the conclusion that the valuation allowance was no longer be needed as of December 31, 2020. Release of the valuation allowance in 2020 resulted in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
As of December 31, 2021 and 2020 the Company had cumulative state net operating loss carryforwards of $1.6 million and $0.1 million. State net operating loss carryforwards will begin to expire in calendar year 2036.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
The differences between the U.S. Federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2021 and 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21%	21%	21%
State and local income taxes (net of federal tax benefit)	7%	6%	4%
	28%	27%	25%

Other	—%	6%	—%
Stock-based compensation	(8)%	7%	—%
Return to provision adjustments	(4)%	12%	—%
Valuation allowance	—%	(14)%	(25)%
	16%	38%	—%

8.LONG-TERM DEBT

	December 31,
	2021	2020
Long term debt is as follows:
Wells Fargo Equipment Finance, interest at 3.5% per annum, payable in monthly installments of $518.96 beginning April 2016 through March 2021, secured by warehouse equipment with a book value of $25,437	$—	$1

Notes payable issued in connection with seller financing of assets acquired, interest at 8.125%, payable in 60 installments of $8,440, due August 2023	158	240
	$158	$241
Less Current Maturities	(92)	(83)
Total Long-Term Debt	$66	$158

Debt maturities as of December 31, 2021 are as follows:
2022	$92
2023	66
$158
Interest expense for the years ended December 31, 2021, 2020, and 2019 was $43 thousand, $14 thousand, and $45 thousand, respectively.
9.LEASES
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
Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
9.    LEASES, Continued
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
Short-term expenses include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in “store operating costs.” Facilities and assets which serve management and support functions are expensed through general and administrative expenses.

	December 31, 2021	December 31, 2020
Right to use assets, operating lease assets	$43,730	$12,088

Current lease liability	$6,858	$3,001
Non-current lease liability	38,546	9,479
	$45,404	$12,480

	December 31, 2021	December 31, 2020
Weighted average remaining lease term	7.1 years	3.5 years
Weighted average discount rate	6.5%	7.6%

	Year Ended December 31,
	2021	2020
Operating lease costs	$8,205	$2,801
Variable lease costs	2,130	1,071
Short-term lease costs	205	95
Total operating lease costs	$10,540	$3,967
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021:

2022	$9,544
2023	9,024
2024	7,818
2025	6,875
2026	5,324
Thereafter	18,466
Total lease payments	57,051
Less: Imputed interest	(11,647)
Lease Liability at December 31, 2021	$45,404

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
10.    CONVERTIBLE DEBT, Continued
10.CONVERTIBLE DEBT
On January 12, 2018, the Company completed a private placement of a total of 36 units of the Company’s securities at the price of $250,000 per unit pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. Each unit consisted of (i) a .1% unsecured convertible promissory note of the principal amount of 250,000, and (ii) a 3-year warrant entitling the holder to purchase 37,500 shares of the Company’s common stock, par value $.001 per share, at a price of $.01 per share or through cashless exercise.
The convertible debt had a maturity date of January 12, 2021 and the principal balance and any accrued interest was convertible by the holder at any time into common stock of the Company at conversion price of $3.00 a share. Principal due and interest accrued on the notes automatically converted into shares of common stock, at the conversion price, if at any time during the term of the notes, commencing twelve (12) months from the date of issuance, the common stock trades minimum daily volume of at least 50,000 shares for twenty (20) consecutive days with a volume weighted average price of at least $4.00 per share.
During the year ended December 31, 2019, convertible debt and accrued interest of $2.4 million, net of unamortized debt discount of $675 thousand, was converted into 1,258,608 shares of common stock at the conversion rate of $3.00 per share. As of December 31, 2019, there was no convertible debt remaining.
There was no amortization of debt discount for the years ended December 31, 2021 and 2020. Amortization of debt discount for the years ended December 31, 2019, was $0.4 million.
At December 31, 2021 and 2020 there were 93,750 and 93,750 warrants outstanding, respectively, related to the issuance of convertible debt.
11.SHARE BASED PAYMENTS
The Company maintains long-term incentive plans for employee, non-employee members of our Board of Directors, and consultants. The Plans allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards).
On March 6, 2014, the Company’s Board of Directors (the “Board”) approved the 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which the Company may grant incentive, non-statutory options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock or cash awards to employees, nonemployee members of our Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the 2014 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board or a committee designated by the Board. Options under the 2014 Plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company's common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
No options, stock purchase rights or awards may be made under the 2018 Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by the Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan. Options granted under the 2018 Plan may be either "incentive stock options" that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonstatutory stock options" that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 2018 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our common stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a 10% stockholder). No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share based payments in the form of common stock warrants to non-employees.
The following table presents share-based payment expense for the years ended December 31, 2021, 2020, and 2019.

	December 31,
	2021	2020	2019
Restricted stock	$4,349	$5,164	$1,420
Stock options	781	2,251	1,071
Warrants	1,455	441	—
Total	$6,585	$7,856	$2,491
As of December 31, 2021, the Company had approximately $7.9 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years. As of December 31, 2021, the Company also had approximately $2.5 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 1.91 years.
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the second or third anniversary of the date of grant, subject to the employee’s continuing employment as of that date. Restricted stock is valued using market value on the grant date.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
Restricted stock activity for the years ended December 31, 2021 and 2020 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	204	$3.82
Granted	1,293	4.90
Vested	(800)	5.16
Forfeited	(67)	4.15
Nonvested, December 31, 2020	630	$4.51
Granted	265	36.98
Vested	(360)	8.47
Forfeited	(51)	18.54
Nonvested, December 31, 2021	484	$20.19
Stock Option
Awards issued under the 2014 and 2018 Plan as of December 31, 2021 are summarized below:

2021
Total shares available for issuance pursuant to the 2014 Plan	2,500
Options outstanding, December 31 2021	(20)
Total options exercised under 2014 Plan	(2,089)
Total shares issued pursuant to the 2014 Plan	(375)
Awards available for issuance under the 2014 Plan, December 31, 2021	16

2021
Total shares available for issuance pursuant to the 2018 Plan, as amended	5,000
Options outstanding, December 31 2021	(886)
Total options exercised under 2018 Plan	(964)
Total shares issued pursuant to the 2018 Plan	(1,452)
Awards available for issuance under the 2018 Plan, December 31, 2021	1,698
The fair value of each stock option and warrant granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Stock options and warrants are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. There were no options or warrants issued during 2021.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020

	2021	2020	2019
Expected volatility	N/A	77.75-80.7%	87.8-92.70%
Expected dividends	N/A	None	None
Expected term	N/A	2-5 years	2-5 years
Risk-free rate	N/A	1.64-1.75%	1.64%

Options outstanding pursuant to 2014 Plan			20
Options outstanding pursuant to 2018 Plan			886
Options issued outside of 2014 and 2018 Plans			—
Total options outstanding December 31, 2021			906

The table below summarizes all the options granted by the Company during years ended December 31, 2021 and 2020:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2020	1,925	$2.71	3.60 years	$1.71
Granted	892	$4.75		$2.67
Exercised	(984)	$2.59		$1.35
Forfeited or expired	(30)	$2.75		$1.63
Outstanding at December 31, 2020	1,803	$3.92	3.47 years	$2.38
Vested and exercisable at December 31, 2020	1,058	$3.55	3.13 years	$2.00

Outstanding at January 1, 2021	1,803	$3.92	3.47 years	$2.38
Granted	0	$0.00		$0.00
Exercised	(822)	$3.20		$1.71
Forfeited or expired	(75)	$7.60		$4.53
Outstanding at December 31, 2021	906	$4.38	2.85 years	$2.45
Vested and exercisable at December 31, 2021	836	$4.36	2.81 years	$2.45

Liability Awards

The Company issued stock awards classified as liabilities based on guidance set forth at ASC 480-10-25 and ASC 718-10-25. These awards entitled the employees to receive a specified dollar value of common stock on the vesting date and generally vested between 8 and 14 months, subject to the employee’s continuing employment as of that date. Due to their short-term nature these awards were all valued at the face value of the award. All liability awards vested at December 31, 2021 and resulted in the issuance of 34,538 shares of common stock. The expense related to the liability awards for the years ended December 31, 2021 and 2020, was $0.7 million and $29.9 thousand. There was zero expense related to liability awards for the year ended December 31, 2019.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
12.STOCK PURCHASE WARRANTS
A summary of the status of the Company’s outstanding stock warrants as of December 31, 2021 and 2020 is as follows:

		Weighted Average Exercise Price
Outstanding January 1, 2020	3,714	$3.25
Granted/issued	305	$24.66
Exercised	(2,469)	$3.05
Forfeited	(250)	$5.75
Outstanding December 31, 2020	1,300	$8.03
Granted/issued	0	$0.00
Exercised	(969)	$2.84
Forfeited	0	$0.00
Outstanding December 31, 2021	331	$22.14

13.EARNINGS PER SHARE
The following table sets forth the composition of the weighted-average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended December 31, 2021, 2020, and 2019. For the year ended December 31, 2021, there were no anti-dilutive shares outstanding that were excluded from the dilutive income per share calculation. For the years ended December 31, 2020 and 2019, options to purchase 30 thousand and 220 thousand shares of common stock were excluded from the dilutive income per share calculation because including such shares would be anti-dilutive.

	Year Ended December 31,
	2021	2020	2019
Net income	$12,786	$5,328	$1,322
Weighted-average shares outstanding, basic	59,223	43,945	32,834
Effect of dilutive outstanding warrants and stock options	1,241	2,511	1,076
Weighted-average shares outstanding, dilutive	60,464	46,456	33,910
Basic income per share	$0.22	$0.12	$0.04
Dilutive income per share	$0.21	$0.11	$0.04

14.EMPLOYEE BENEFIT PLAN
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $419 thousand, $169 thousand, and $83 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.
15.VENDOR CONCENTRATIONS
One supplier represented 28% of our total vendor purchases for the year ended December 31, 2021, and two suppliers represented 41% and 51% of our total vendor purchases for the years ended December 31, 2020 and 2019, respectively. Although the Company expects to maintain relationships with these vendors, the loss of either supplier would not be expected to have a material adverse impact on our business, because of the competitive nature of the products that we sell.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
16.ACQUISITIONS
The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any changes to these estimates may have a material impact on the Company’s operating results or financial position. The Company has made adjustments to the preliminary valuations of the acquisition based on valuation analysis prepared by independent third-party valuation consultants. During the year ended December 31, 2021, our measurement period adjustments included reducing intangible assets by $1.0 million and increasing goodwill by the same amount. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense which is included in the income statement. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the consolidated statements of operations. Acquisition costs were approximately $0.7 million, $0.2 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019.
2021 Acquisitions
On January 25, 2021, the Company purchased the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.7 million, including approximately $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 1, 2021, the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including approximately $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 15, 2021, the Company purchased the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including approximately $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, California. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including approximately $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On March 12, 2021, the Company purchased the assets of Charcoir Corporation, which sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including approximately $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand.
On March 15, 2021, the Company purchased the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, California. The total consideration for the purchase of 55 Hydroponics was approximately $6.5 million, including approximately $5.3 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
On March 15, 2021, the Company purchased the assets of Aquarius Hydroponics, a hydroponic and organic garden store in Springfield, Massachusetts. The total consideration for the purchase of Aquarius was approximately $3.6 million, including approximately $2.3 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On March 19, 2021, the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.2 million, including approximately $6.0 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer.
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
On July 19, 2021, the Company purchased the assets of Aqua Serene, Inc., ("Aqua Serene"), an Oregon corporation which consists of an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was approximately $11.7 million, including approximately $9.9 million in cash and common stock valued at approximately $1.8 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On July 3, 2021, the Company purchased the assets of Mendocino Greenhouse & Garden Supply, Inc, a Northern California-based hydroponic garden center located in Mendocino, California. The purchase agreement was modified on July 19, 2021 to amend the purchase price. The total consideration for the purchase was approximately $4.0 million in cash. This acquisition allows the Company to expand its footprint in the Northern California. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company.
On August 24, 2021, the Company purchased the assets of Commercial Grow Supply, Inc. ("CGS"), a hydroponic superstore located in Santa Clarita, California. The total consideration for the purchase was approximately $7.2 million, including approximately $6.0 million in cash and common stock valued at approximately $1.3 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On August 23, 2021 the Company purchased the assets of Hoagtech Hydroponics, Inc. ("Hoagtech"), a Washington -based corporation consisting of a hydroponic and garden supply center serving the Bellingham, Washington area. The total consideration for the purchase was approximately $3.9 million in cash. The Asset Purchase Agreement contains a contingent payment equal to approximately $0.6 million to be settled in common stock of the Company if this garden supply center reaches $8.0 million in revenue within a 12-month calendar period from the date of close. The Company used a third-party specialist to value this contingent consideration. The probability that the target will be reached was determined to be 5% which resulted in a value of approximately $28.5 thousand of contingent consideration which was added to goodwill. This acquisition expands our footprint in the Pacific Northwest. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
On October 15, 2021, the Company purchased the assets of Indoor Store, LLC ("All Seasons Gardening"), an indoor-outdoor garden supply center specializing in hydroponics systems, lighting, and nutrients. All Seasons Gardening is the largest hydroponics retailer in New Mexico. The total consideration for the purchase was approximately $0.9 million, including approximately $0.7 million in cash and common stock valued at approximately $0.2 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On December 31, 2021, the Company purchased the assets of Mobile Media, Inc and MMI Agriculture ("MMI"), a mobile shelving design and build facility. The total consideration for the purchase was approximately $9.1 million, including approximately $8.3 million in cash and common stock valued at approximately $0.8 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. The measurement of the intangible assets for MMI is still provisional and may be subject to future adjustments as the Company obtains additional information to finalize the accounting for the acquisition.
The table below represents the allocation of the purchase price to the acquired net assets during the year ended December 31, 2021:

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Inventory	$—	$957	$780	$839	$1,400	$2,450	$326	$372	$824
Prepaids and other current assets	46	12	29	534	36	30	3	—	3
Furniture and equipment	29	63	50	—	315	250	25	94	50
Liabilities	—	—	—	—	—	(169)	—	—	—
Operating lease right to use asset	98	108	861	—	1,079	641	92	137	273
Operating lease liability	(98)	(108)	(861)	—	(1,079)	(641)	(92)	(137)	(273)
Customer relationships	832	339	809	5,712	605	1,256	549	210	634
Trade name	1,530	485	870	1,099	1,192	2,748	344	353	698
Non-compete	139	—	26	—	6	94	36	2	16
Intellectual property	—	—	—	2,065	—	—	—	—	—
Goodwill	8,673	1,702	3,915	6,119	5,728	11,120	866	661	2,126
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$4,351

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Inventory	$1,204	1,696	753	875	751	100	3,530	$16,857
Prepaids and other current assets	7	2	1	1	37	1	—	742
Furniture and equipment	100	500	160	100	144	25	328	2,233
Liabilities	—	—	—	—	(29)	—	(250)	(448)
Operating lease right to use asset	3,782	1,177	408	746	1,569	37	2,332	13,340
Operating lease liability	(3,782)	(1,177)	(408)	(746)	(1,569)	(37)	(2,332)	(13,340)
Customer relationships	1,016	1,235	575	1,382	493	154	2,964	18,765
Trade name	1,392	1,231	414	852	428	117	1,039	14,792
Non-compete	—	11	6	11	3	—	238	588
Intellectual property	—	—	—	—	—	—	—	2,065
Goodwill	4,606	6,976	2,091	4,027	2,105	545	1,202	62,462
Total	$8,325	11,651	4,000	$7,248	3,932	942	$9,051	$118,056

The table below represents the consideration paid for the net assets acquired in business combinations during 2021:

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Cash	$5,973	$2,331	$5,347	$9,902	$4,751	$8,100	$1,738	$1,165	$3,177
Common stock	5,276	1,227	1,132	6,466	4,531	9,679	411	527	1,174
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$4,351

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Cash	$5,561	$9,860	$4,000	$5,976	$3,932	$701	$8,270	$80,784
Common stock	2,764	1,791	—	1,272	—	241	781	37,272
Total	$8,325	$11,651	$4,000	$7,248	$3,932	$942	$9,051	$118,056
The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended December 31, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Acquisition date	3/19/2021	3/15/2021	3/15/2021	3/12/2021	2/22/2021	2/15/2021	2/1/2021	1/25/2021	3/31/2021
Revenue	$14,403	$9,640	$6,017	$6,840	$7,173	$13,147	$6,655	$6,265	$3,663
Net Income (loss)	$(305)	$1,679	$399	$1,039	$906	$2,175	$1,132	$1,088	$297

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Acquisition date	5/3/21	7/19/21	7/19/21	8/24/21	8/23/21	10/15/21	12/31/21
Revenue	$6,706	$2,742	$1,455	$1,534	$1,564	$187	$—	$87,991
Net Income (loss)	$924	$445	$106	$15	$141	$52	$—	$10,093

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31, 2021, 2020, and 2019.

	December 31, 2021 (Unaudited)	December 31, 2020 (Unaudited)	December 31, 2019 (Unaudited)
Revenue	$452,126	$310,947	$197,315
Net income	$13,511	$18,480	$14,475
2020 Acquisitions
On February 26, 2020, the Company purchased the assets of Health & Harvest LLC. The total consideration for the purchase was approximately $2.9 million, including approximately $1.8 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On June 16, 2020, we acquired certain assets of H2O Hydroponics, LLC (“H2O Hydro”). The total consideration for the purchase was approximately $2.0 million, including approximately $1.3 million in cash and common stock valued at approximately $0.7 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On August 10, 2020, we acquired certain assets of Benzakry Family Corp, d/b/a Emerald City Garden (“Emerald City”). The total consideration for the purchase was approximately $1.0 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On October 12, 2020, the Company acquired the assets of Hydroponics Depot, LLC (“Hydro Depot”), a single store located in Phoenix, AZ. The total consideration for the purchase was approximately $1.5 million, including approximately $1.0 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill represents the value expected to rise from organic growth and the opportunity to expand into a well-established market for the Company.
On October 20, 2020 the Company acquired the assets of Big Green Tomato (“BGT”), a two-store chain in Battle Creek and Taylor, Michigan. The total consideration was approximately $9.0 million, including approximately $6.0 million in cash and shares of common stock valued at approximately $3.1 million. Acquired goodwill of approximately $4.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On November 17, 2020, the Company acquired the assets of The GrowBiz (“GrowBiz”), a five-store chain with four stores in California and one store in Oregon. The total consideration for the purchase of GrowBiz was approximately $44.8 million, including approximately $17.5 million in cash and common stock valued at approximately $27.3 million. Acquired goodwill of approximately $28.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On December 14, 2020, the Company acquired the assets of Grassroots Hydroponics, Inc., a three-store chain in California. The total consideration for the purchase of Grassroots was approximately $10.0 million, approximately $7.5 million in cash and common stock valued at approximately $2.5 million. Acquired goodwill of approximately $4.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.
On December 23, 2020, the Company acquired the assets of Canopy Crop Management (“Canopy”) and its complete portfolio of products including the Power SI brand of silicic acid-enriched fertilizers. The total consideration for the purchase of Canopy Crop was approximately $9.2 million, including approximately $5.4 million in cash and common stock valued at approximately $3.8 million. Acquired goodwill of approximately $4.9 million represents the value

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
expected to rise from organic growth and an opportunity to expand into a well-established product distribution market for the Company.
The table below represents the allocation of the purchase price to the acquired net assets during the year ended December 31, 2020:

	Canopy	Grassroots	GrowBiz	BGT	Hydro Depot	Emerald City	H2O Hydro LLC	Health & Harvest LLC	Total
Inventory	$899	$2,348	$6,286	$1,595	$333	$150	$498	$1,054	$13,163
Prepaids and other current assets	—	—	—	—	—	—	4	—	4
Building	—	—	—	477	—	—	0	—	477
Furniture and equipment	—	150	200	250	25	10	50	51	736
Operating lease right to use asset	—	1,437	3,641	246	—	140	906	324	6,694
Operating lease liability	—	(1,437)	(3,641)	(246)	—	(140)	(906)	(324)	(6,694)
Customer relationships	2,274	768	1,969	634	148	212	150	255	6,410
Trade name	1,094	2,140	7,483	1,953	212	—	234	357	13,473
Non-compete	113	133	372	96	19	14	43	6	796
Goodwill	4,860	4,461	28,476	4,039	799	614	1,008	1,131	45,388
Total	$9,240	$10,000	$44,786	$9,044	$1,536	$1,000	$1,987	$2,854	$80,447
The table below represents the consideration paid for the net assets acquired in business combinations during 2020:

	Canopy	Grassroots	GrowBiz	BGT	Hydro Depot	Emerald City	H2O Hydro LLC	Health & Harvest LLC	Total
Cash	$5,424	$7,499	$17,487	$5,972	$988	$1,000	$1,282	$1,750	$41,402
Common stock	3,816	2,501	27,299	3,072	548	—	705	1,104	39,045
Total	$9,240	$10,000	$44,786	$9,044	$1,536	$1,000	$1,987	$2,854	$80,447
The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended December 31, 2020:

	Canopy	Grassroots	GrowBiz	BGT	Hydro Depot	Emerald City	H2O Hydro LLC	Health & Harvest LLC	Total
Acquisition date	12/23/2020	12/14/2020	11/17/2020	10/20/2020	10/12/2020	8/10/2020	6/16/2020	2/26/2020
Revenue	$301	$532	$3,852	$1,859	$1,245	$5,635	$2,418	$8,995	$24,837
Net Income	$141	$74	$736	$188	$149	$1,005	$562	$1,066	$3,921
The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31, 2020 and 2019.

	December 31, 2020 (Unaudited)	December 31, 2019 (Unaudited)
Revenue	$309,486	$195,854
Earnings	$18,308	$14,302

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
The table below represents the allocation of the purchase price to the acquired net assets during the year ended December 31, 2019:

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Inventory	$554	$1,453	$1,039	$1,441	$238	$466	$5,191
Prepaids and other current assets	—		14	22	—		36
Furniture and equipment	35	50	100	100	25	25	335
Goodwill	697	2,377	2,306	2,596	516	554	9,046
Total	$1,286	$3,880	$3,459	$4,159	$779	$1,045	$14,608

The table below represents the consideration paid for the net assets acquired in business combinations.

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Cash	$1,000	$2,350	$2,648	$3,659	$525	$800	$10,982
Common stock	286	1,530	811	500	254	245	3,626
Total	$1,286	$3,880	$3,459	$4,159	$779	$1,045	$14,608

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement from the date of acquisition to the period ended

	Grow World LLC	Grand Rapids Hydro	Green Life Garden	Chlorophyll	Reno Hydroponics	Palm Springs Hydroponics	Total
Acquisition date	12/16/19	09/03/19	05/14/19	01/21/19	02/11/19	02/07/19
Revenue	$154	$2,413	$4,830	$6,031	$2,107	$3,075	$18,610
Earnings	$6	$445	$999	$937	$367	$651	$3,405
The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended:

	December 31, 2019 (Unaudited)	December 31, 2018 (Unaudited)
Revenue	$31,300	$59,651
Earnings	$4,751	$(2,088)

17.    STOCKHOLDERS EQUITY
2020
On December 11, 2020, the Company consummated an underwritten public offering of 5,750,000 shares of its common stock (the “Shares”), which included the exercise in full of the underwriters’ option to purchase an additional

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
750,000 shares of common stock to cover over-allotments. The Shares were sold at a public offering price of $30 per share, generating gross proceeds of $172.5 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses, was approximately $162.5 million.
On July 2, 2020, the Company consummated an underwritten public offering of 8,625,000 shares of its common stock (the “Shares”), which included the exercise in full of the underwriters’ option to purchase an additional 1,125,000 shares of common stock to cover over-allotments. The Shares were sold at a public offering price of $5.60 per share, generating gross proceeds of $48.3 million, before deducting the underwriting discounts and commissions and other offering expenses. Net proceeds from the sales of common stock, net of all offering costs and expenses, was approximately $44.6 million.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020

18.    RELATED PARTIES
The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were approximately $0.8 million for the year ended December 31, 2021. As of December 31, 2021, there was an outstanding balance of $14 thousand due.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 and DECEMBER 31, 2020
19.    SUBSEQUENT EVENTS
The Company has evaluated events and transaction occurring subsequent to December 31, 2021 up to the date of this filing of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
For all acquisitions subsequent to year end the Company’s initial accounting for the business combination has not been completed because the valuations have not yet been received from the Company’s independent valuation firm.
On January 31, 2022, the Company acquired Horticultural Rep Group, Inc ("HRG"). HRG is a specialty marketing and sales organization of horticultural products based in Ogden, Utah. HRG represents hundreds of product SKU's for GrowGeneration and other companies that are popular brands in the hydroponics market. In addition, HRG has participated in the sourcing of products across the horticultural and hydroponics industry. Total consideration for the purchase was $12.3 million, including $6.8 million in cash and common stock valued at approximately $5.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of December 31, 2021, our disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
As permitted by the Securities and Exchange Commission guidance, management excluded from its assessment of internal control for Charcoir, which was acquired March 12, 2021, which accounted for 4% of total assets and 2% of total revenues for the year ended December 31, 2021, Agron, which was acquired March 19, 2021, which accounted for 3% of total assets and 3% of total revenues for the year ended December 31, 2021, and MMI which accounted for 3% of total assets and zero% of total revenues for the year ended December 31, 2021.
As of December 31, 2021, we concluded that our disclosure controls and procedures were not effective due to a material weakness. We have concluded that significant progress has been made toward mitigating the control weakness as of December 31, 2021, but we have not been able to adequately confirm the design and confirm the control weakness has been remediated as of the date of this report. In making this assessment, management used the criteria set forth by the COSO framework.

Controls Environment
The following were contributing factors to the material weaknesses in control activities as of December 31, 2021, several of which also were determined to be the material weaknesses at December 31, 2020:
•Insufficient resources within the accounting and financial reporting department to review the accounting for complex financial reporting transactions including areas such as business combinations, share based compensation, and the related income tax reporting.
•There are inadequate segregation of duties within the various bank accounts of the Company to prevent and detect unauthorized transactions in a timely manner. Additionally, there are deficiencies in the segregation of duties issues within IT, human resources, and manual journal entry posting processes.
•There are inadequate information and technology general controls, including segregation of duties, change management, and user access, which were inadequate to support financial reporting applications and support automated controls and functionality.
•There are inadequate controls over physical inventory counts.
Deficiencies in control activities contributed to material accounting errors identified and corrected through 2021 and prior years. These design deficiencies in control activities contributed to the potential for there to have been material accounting errors in multiple financial statement account balances and disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of remediation plans to address the material weakness identified below.
Material Weakness Remediation Plan and Status
Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. In 2021, the Company completed the following remedial actions:
•Hired and trained additional resources within the accounting and financial reporting departments to review the accounting for warrant compensation accounting, share-based compensation accounting, and rebates.
•Hired and trained additional resources to specifically manage cash and ensure adequate segregation of duties.
•Implemented numerous general and access controls over all information technology (IT) systems that supports the Company's financial reporting processes.
•Implementation and redesign of controls over inventory count procedures.

Our management believes that these actions, and additional actions to be taken, are reasonably designed to remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or modify certain of the remediation measures described above.
Remediation of the identified material weaknesses and strengthening our internal control environment will continue throughout 2022 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Inherent Limitations on Effectiveness of Controls
Management, including our CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, including the possibility of human error, the circumvention or overriding of controls, or fraud, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected.
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
Item 9B. Other Information.
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as provided below, the information required by Items 401, 405, 406 and 407 (c)(3); (d)(4) and (d)(5) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2021.
All directors of the Company hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the Board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Name	Age	Position
Darren Lampert	61	Chief Executive Officer and Director
Michael Salaman	59	President and Director
Jeff Lasher	57	Chief Financial Officer
Paul Rutenis	55	Chief Merchant Officer
Eula Adams	72	Director
Stephen Aiello	61	Director
Paul Ciasullo	63	Director
Sean Stiefel	34	Director
Darren Lampert has been our Chief Executive Officer and a Director since our inception in 2014. Mr. Lampert began his career in 1986 as a founding member of the law firm of Lampert and Lampert (1986-1999), where he concentrated on securities litigation, NASD (now FINRA) compliance and arbitration and corporate finance matters. Mr. Lampert has represented clients in actions and investigations brought before government agencies and self-regulatory bodies. From 1999 to 2014, Mr. Lampert worked as a portfolio manager and proprietary trader at a number of broker-dea;ler firms. From 2010 to 2014, Mr. Lampert was a private investor. Mr. Lampert graduated in 1982 with a Bachelor of Science degree in business administration from Ithaca College. Mr. Lampert received a Juris Doctor degree from Bridgeport University School of Law in 1985. Mr. Lampert was admitted to practice law in New York in 1986 and is also admitted to practice before the United States District Courts for the Southern and Eastern Districts of New York.
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
Jeff Lasher  joined the Company as Chief Financial Officer in April 2021. Mr. Lasher was CFO at Crocs from 2009 to 2015, which grew from $700 million to $1.2 billion during this time. At West Marine, (formerly Nasdaq: WMAR), then a publicly traded $700 million specialty retailer of boating supplies, apparel, and accessories with 250 stores in 38 states, he became CFO in November of 2015 and then became interim CEO. He helped lead the Company's sale to Monomoy Capital, which was finalized in September 2017. Most recently, Jeff was the CFO at a private equity backed multi-unit services company, International Car Wash Group, Inc. now a division of Driven Brands, Inc. (Nasdaq: DRVN), with over 900 car washes in 14 countries. Directly prior to his start with GrowGeneration, he has served as CFO of Coravin, Inc. Mr. Lasher is a graduate of the University of Alabama and received an MBA from Pennsylvania State University.
Paul Rutenis joined the company in June 2022 as Chief Merchant. He started his career at the May Company in 1991 as an Executive trainee and held many buying and management positions at Foleys Departments stores within the company before it was sold to Federated Department Stores. From there Paul joined Dicks Sporting Goods in 2005 leading the outdoor division in Camping, Water Sports and Wheeled Sports helping Dicks Sporting goods go from 120 stores location to over 400 in 2010. Paul has held similar roles at JCPenney and RadioShack . In 2015, Paul joined as Chief Merchant of

West Marine. At West Marine, (formerly Nasdaq: WMAR), then a publicly traded $700 million specialty retailer of boating supplies, apparel, and accessories with 250 stores in 38 states. West Marine was sold to Monomoy Capital partners in 2017. Paul left the company in 2018 and was a professor at the University of North Texas teaching retail and marketing courses prior to Grow Generation. Paul is a graduate of Clemson University and received an MBA from St. Louis University.
Eula Adams has been a Director of the Company since September 2021. Mr. Adams also currently serves on the boards of Intrado Corporation, Harvest Health & Recreation (HRV/HRVSF- TSV/OTC), Volunteers of America, CareerWise Colorado, and the Transportation Commission of Colorado since November 2019. Mr. Adams served recently as Chief Executive Officer of Neuromonics, Inc., a global medical device company providing standalone and cloud based software and hardware solutions for the treatment of tinnitus. He previously served as President and Chief Operating Officer of Xcore Corporation, a computer hardware design, assembly, and distribution company. Mr. Adams has an extensive background leading large, diverse organizations. He was Senior Vice President of Sun MicroSystems from 2004 to 2007, Chief Operating Officer of Pay By Touch and Western Union, and President of numerous divisions of First Data (now part of Fiserv) from 1991 to 2003. Within First Data, he held the positions of President of Merchant Services, President of Card Issuer Services, and President of Teleservices. Earlier in his career, from 1972 to 1991, Mr. Adams spent 19 years with Deloitte, in the greater Atlanta area and in New York City, where he was an Audit Partner. Adams holds a Bachelor of Science degree from Morris Brown College in Atlanta and a Master of Business Administration degree from Harvard University. He is a licensed Certified Public Accountant in the state of Colorado.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated into this Annual Report Form 10-K by reference to the Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)

3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020)

10.1	GrowGeneration Corp. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.2	Form of GrowGeneration Corp. Stock Option Agreement in connection with the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.3	GrowGeneration Corp. Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.4	Form of GrowGeneration Corp. Stock Option Agreement in connection with the Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.5	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed on November 9, 2015)

10.6	Form of Asset Purchase Agreement, dated November 28, 2018, by and among GrowGeneration Corp., GrowGeneration Pueblo Corp. and Chlorophyll, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on January 22, 2019)

10.7	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration California Corp. and Palm Springs Hydroponics, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on February 12, 2019)

10.8	Form of Asset Purchase Agreement, dated January 26, 2019, by and among GrowGeneration Corp., GrowGeneration Nevada Corp. and Reno Hydroponics, Inc. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K as filed on February 12, 2019)

10.9	Form of Asset Purchase Agreement, dated April 23, 2019, by and among GrowGeneration Corp., GrowGeneration Rhode Island Corp. and GreenLife Garden Supply Corp (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on May 14, 2019)

10.10	Form of Subscription Agreement for 2019 private placement (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K as filed on June 26, 2019)

10.11	Form of Subscription Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K as filed on June 26, 2019)

10.12	Asset Purchase Agreement, dated as of October 29, 2020, by and among GrowGeneration Corp. and GrowGeneration California Corp. and Yeleko, LLC, Yeleko GUI, LLC, Healthy Harvest Hydro-Organics LLC, and Oregon Hydro-Organics LLC. (Incorporated by reference to Exhibit 2.01 to the Current Report on Form 8-K as filed on November 2, 2020)

10.13	Underwriting Agreement, dated June 29, 2020, by and between GrowGeneration Corp. and Oppenheimer & Co. Inc. as representative of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K as filed on July 6, 2020)

10.14	Underwriting Agreement, dated December 8, 2020, by and between GrowGeneration Corp. and Oppenheimer & Co. Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on December 9, 2020)

10.15	Form of Employment Agreement dated March 23, 2020 between GrowGeneration Corp and Darren Lampert (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K as filed on March 27, 2020)

10.16	Form of Employment Agreement dated March 23, 2020 between GrowGeneration Corp and Michael Salaman (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K as filed on March 27, 2020)

10.17	Form of Employment Agreement dated March 21, 2021 between GrowGeneration Corp. and Jeffrey Lasher (Incorporated by reference to Exhibit 10.27 to the Amendment No. 1 to Annual Report on Form 10-K/A as filed on April 14, 2021)

21.1	List of Subsidiaries of GrowGeneration Corp. (Filed herewith.)

23.1	Consent of Connolly Grady & Cha, P.C. (Filed herewith)

23.2	Consent of Plante Moran, PLLC (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2022.

GROWGENERATION CORP.

By:	/s/ Darren Lampert
	Name:	Darren Lampert
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeff Lasher
	Name:	Jeff Lasher
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors GrowGeneration Corp., a Colorado corporation (the “Registrant”), do hereby constitute and appoint Darren Lampert and Jeff Lasher, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022
Darren Lampert

/s/ Jeff Lasher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2022
Jeff Lasher

/s/ Michael Salaman	President and Director	March 9, 2022
Michael Salaman

/s/ Stephen Aiello	Director	March 9, 2022
Stephen Aiello

/s/ Paul Ciasullo	Director	March 9, 2022
Paul Ciasullo

/s/ Sean Stiefel	Director	March 9, 2022
Sean Stiefel

/s/ Eula Adams	Director	March 9, 2022
Eula Adams