Form 10-Q
period 2022-03-31
GrowGeneration Corp.
filed 2022-05-16
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2022
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

As of May 16, 2022 there were 60,744,195 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$47,273	$41,372
Marketable securities	19,035	39,793
Accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.6 million at March 31, 2022 and December 31, 2021	7,386	5,741
Notes receivable, current, net of allowance for doubtful accounts of $0.9 million and $0.5 million at March 31, 2022 and December 31, 2021	1,967	2,440
Inventory	105,941	105,571
Prepaid income taxes	5,856	5,856
Prepaids and other current assets	7,035	16,116
Total current assets	194,493	216,889

Property and equipment, net	26,928	24,116
Operating leases right-of-use assets	45,839	43,730
Intangible assets, net	48,786	48,402
Goodwill	132,500	125,401
Other assets	807	800
TOTAL ASSETS	$449,353	$459,338

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,221	$17,033
Accrued liabilities	1,143	2,044
Payroll and payroll tax liabilities	4,302	7,440
Customer deposits	7,190	11,686
Sales tax payable	1,928	1,923
Current maturities of lease liability	7,740	6,858
Current portion of long-term debt	94	92
Total current liabilities	36,618	47,076
Commitments and ontingencies (Note 15)
Deferred tax liability	723	2,359
Operating lease liability, net of current maturities	39,879	38,546
Long-term debt, net of current portion	41	66
Total liabilities	77,261	88,047

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 60,727,888 and 59,928,564 shares issued and outstanding as of March 31, 2022 and December 31, 2021	61	60
Additional paid-in capital	367,064	361,087
Retained earnings	4,967	10,144
Total stockholders’ equity	372,092	371,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,353	$459,338

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$81,767	$90,022
Cost of sales	59,627	64,645
Gross profit	22,140	25,377

Operating expenses:
Store operations and other operational expenses	14,532	8,182
Selling, general, and administrative	10,323	7,405
Depreciation and amortization	4,506	2,054
Total operating expenses	29,361	17,641

Income (Loss) from operations	(7,221)	7,736

Other income (expense):
Other income (expense)	409	(38)
Interest income	2	4
Interest expense	(3)	(2)
Total non-operating income (expense), net	408	(36)

Net income (loss) before taxes	(6,813)	7,700

Benefit (provision) for income taxes	1,636	(1,553)

Net income (loss)	$(5,177)	$6,147

Net income (loss) per share, basic	$(0.09)	$0.11
Net income (loss) per share, diluted	$(0.09)	$0.10

Weighted average shares outstanding, basic	60,126	58,394
Weighted average shares outstanding, diluted	60,126	60,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291
Common stock issued in connection with business combination	650	1	5,749		5,750
Common stock issued for share based compensation	149	—	—		—
Common stock withheld for employee payroll taxes			(1,355)		(1,355)
Share based compensation			1,583		1,583
Net income (loss)				(5,177)	(5,177)
Balances, March 31, 2022	60,728	$61	$367,064	$4,967	$372,092

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	57,151	$57	$319,582	$(2,642)	$316,997
Common stock issued upon warrant exercise	40	—	111	—	111
Common stock issued upon cashless warrant exercise	535	1	(1)	—	—
Common stock issued upon exercise of options	1	—	2	—	2
Common stock issued upon cashless exercise of options	5	—	—	—	—
Common stock issued in connection with business combinations	548	—	29,249	—	29,249
Common stock issued for assets	300	—	—	—	—
Common stock issued for services	(90)	—	—	—	—
Common stock issued for share based compensation	(96)	—	(3,954)	—	(3,954)
Share based compensation	—	—	1,187	—	1,187
Net income (loss)	—	—	—	6,147	6,147
Balances, March 31, 2021	58,394	$58	$346,176	$3,505	$349,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(5,177)	$6,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,506	2,054
Stock-based compensation expense	1,583	1,327
Bad debt expense, net of recoveries	(471)	(184)
Gain on asset disposition	20	—
Deferred taxes	(1,636)	384
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	(701)	(1,165)
Inventory	3,761	(16,716)
Prepaid expenses and other assets	9,740	(8,175)
Accounts payable and accrued liabilities	(5,082)	10,613
Operating leases	106	(87)
Payroll and payroll tax liabilities	(3,138)	261
Income taxes payable	—	455
Customer deposits	(5,738)	4,615
Sales tax payable	5	1,213
Net cash provided by (used in) operating activities	(2,222)	742
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,806)	(39,307)
Purchase of marketable securities	—	(41,077)
Maturities from marketable securities	20,758	—
Purchase of property and equipment	(4,451)	(1,679)
Purchase of intangibles	—	(681)
Net cash provided by (used in) investing activities	9,501	(82,744)
Cash flows from financing activities:
Principal payments on long term debt	(23)	(27)
Common stock withheld for employee payroll taxes	(1,355)	(3,954)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	—	113
Net cash provided by (used in) financing activities	(1,378)	(3,868)
Net change	5,901	(85,870)
Cash and cash equivalents at the beginning of period	41,372	177,912
Cash and cash equivalents at the end of period	$47,273	$92,042

Supplemental disclosures of non-cash activities:
Cash paid for interest	$3	$2
Common stock issued for business combination	$5,750	$29,249
Right of use assets acquired under new operating leases	$2,703	$3,220
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corp.
Notes To Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)
1.GENERAL

GrowGeneration Corp. (the “Company”, “we”, or “our”) is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening. Currently, the Company owns and operates a chain of sixty-three (63) retail hydroponic/gardening stores across 13 states, an online e-commerce platform, and proprietary businesses that market grow solutions through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no significant changes to our significant accounting policies as disclosed in our 2021 Form 10-K, except for the immaterial out-of-period adjustments discussed below. The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

All amounts included in the accompanying footnotes to the consolidated financial statements, except per share data, are in thousands (000).

Risk and Uncertainties

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility that may negatively affect our business operations and financial results. As a result, if the pandemic or its effects persist or worsen, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). The Company has experienced minimal business interruption as a result of the COVID-19 pandemic. We have been deemed an “essential” business by state and local authorities in the areas in which we operate and as such have not been subject to business closures. The COVID-19 pandemic to date has resulted in supply chain delays of our inventory, higher operating costs and increased shipping costs, among other impacts. As events surrounding the COVID-19 pandemic can change rapidly we cannot predict how it may disrupt our operations or the full extent of the disruption.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The Company is in the process of evaluating the impact of this standard.

Immaterial out-of-period adjustments

During the three months ended March 31, 2022, the Company recorded an immaterial out-of period adjustment that impacted the prior year Consolidated Balance Sheets. The adjustment related to a change in the calculation of operating lease right-of-use assets and operating lease liabilities. This adjustment corrected an understatement of operating lease right-of-use assets of $1.3 million and an understatement of operating lease liabilities of $1.3 million as of December 31, 2021 during the period ended March 31, 2022. The Company assessed the materiality of this adjustment on the previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the changes were not material to any of the previously issued consolidated financial statements.

During the three months ended March 31, 2022, the Company identified an omission regarding the disclosure of reportable segments under ASC 280 related to the year ended December 31, 2021. During the year ended December 31, 2021 the Company inappropriately reported a single segment, aggregating multiple operating segments. The impact at March 31, 2021 was that $8.8 million of revenue, $3.5 million of gross margin, and $1.5 million of operating income should have been reported as a separate “Distribution and other segment”. The Company assessed the materiality of this omission on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the ommission was not material to any of the previously issued consolidated financial statements and will begin reporting segments results in accordance with ASC 280 on a prospective basis starting with the quarter ending March 31, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

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

The carrying amounts of cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance and are reviewed for impairment at least annually. The fair value of impaired notes receivable is determined based on estimated future payments discounted back to present value using the notes' effective interest rate.

	Level	March 31, 2022	December 31, 2021
Cash and cash equivalents	1	$47,273	$41,372
Marketable securities	2	$19,035	$39,793

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

3.RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements. We have evaluated recently issued accounting pronouncements and determined that there is no material impact on our financial position or results of operations.

Refer to Note 3 to the Consolidated Financial Statements reported in Form 10-K for the year ended December 31, 2021 for recently issued accounting pronouncements that are pending adoption.

4.REVENUE RECOGNITION

The following table disaggregates revenue by source:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Sales at company owned stores	$64,296	$81,227
Distribution and other	12,203	2,835
E-commerce sales	5,268	5,960
Total Net Sales	$81,767	$90,022

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, March 31, 2022	7,386	7,190
Increase (decrease)	$1,645	$(4,496)

Opening balance, January 1, 2021	$3,901	$5,155
Closing balance, March 31, 2021	4,276	9,939
Increase (decrease)	$375	$4,784

Of the total amount of customer deposit liability as of January 1, 2022, $7.6 million was reported as revenue during the three months ended March 31, 2022. Of the total amount of customer deposit liability as of January 1, 2021, $2.1 million was reported as revenue during the three months ended March 31, 2021.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

5.INVESTMENTS

Marketable securities have maturities of less than one year as of March 31, 2022. There were no significant realized or unrealized gains or losses for the three months ended March 31, 2022.

The components of investments, available for sale securities, as of March 31, 2022 were as follows:

	Adjusted Cost Basis	Unrealized Gain (Loss)	Recorded Basis
Corporate notes and bonds	$19,035	$—	$19,035

6.NOTES RECEIVABLE

The Company also has notes receivables under longer term financing arrangements at interest rates ranging from 8% to 12% with repayment terms ranging for 12 to 18 months. Notes receivables as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Notes receivable	$2,843	$2,962
Allowance for losses	(876)	(522)
Notes receivable, net	$1,967	2,440

The following table summarizes changes in notes receivable balances that have been deemed impaired:

	March 31, 2022	December 31, 2021
Note receivable	$1,500	$1,500
Allowance for losses	(876)	(522)
Notes receivable, net	$624	978

7.PROPERTY AND EQUIPMENT

	March 31, 2022	December 31, 2021
Vehicles	$2,442	$2,258
Building	2,121	1,187
Leasehold improvements	11,282	9,186
Furniture, fixtures and equipment	12,153	10,992
Capitalized software	2,575	4,753
Construction-in-progress	5,311	2,948
Total property and equipment, gross	35,884	31,324
Accumulated depreciation and amortization	(8,956)	(7,208)
Property and equipment, net	$26,928	$24,116

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1.8 million, and $0.7 million, respectively.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

8.GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill are as follows:

	March 31, 2022	December 31, 2021
Balance, beginning of period	$125,401	$62,951
Goodwill additions and measurement period adjustments	7,099	62,450
Balance, end of period	$132,500	$125,401

A summary of intangible assets is as follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of March 31, 2022
(in years)
Trade names	3.92
Patents	3.83
Customer relationships	5.12
Non-competes	3.20
Intellectual property	3.92
Total	4.34

Intangible assets consist of the following:

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$28,774	$(6,377)	$28,300	$(4,948)
Patents	100	(45)	100	(42)
Customer relationships	27,569	(4,157)	25,175	(3,055)
Non-competes	1,639	(335)	1,384	(233)
Intellectual property	2,065	(447)	2,065	(344)
Total	$60,147	$(11,361)	$57,024	$(8,622)

Amortization expense for the three months ended March 31, 2022 and 2021 was $2.7 million and $1.4 million, respectively.

Future amortization expense is as follows:
2022, remainder	$8,414
2023	11,217
2024	11,094
2025	10,700
2026	5,654
Thereafter	1,707
Total	$48,786

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

9. INCOME TAXES

For the three months ended March 31, 2022, the effective tax rate is 24.02%, which increased from 20.17% at March 31, 2021. The increase in rate is primarily due to the effect of stock based compensation. The three months ended March 31, 2022 effective tax rate is higher than the US federal statutory rate of 21.00%, which is also primarily due to stock compensation.

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

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of remaining lease payments over the lease term. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.
We have elected the practical expedient to account for lease and non-lease components as a single component for our entire population of leases.
Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that we are reasonably certain to exercise are not recorded on the balance sheet.
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in “store operating costs.” Facilities and assets which serve management and support functions are expensed through general and administrative expenses.

	March 31, 2022	December 31, 2021
Right of use assets, operating lease assets	$45,839	$43,730

Current lease liability	$7,740	$6,858
Non-current lease liability	39,879	38,546
	$47,619	$45,404

	March 31, 2022	March 31, 2021
Weighted average remaining lease term	6.85 years	3.34 years
Weighted average discount rate	5.5%	6.0%

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$2,662	$1,541
Variable lease costs	863	—
Short-term lease costs	126	141
Total operating lease costs	$3,651	$1,682

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2022:

2022 (remainder of the year)	$7,641
2023	9,711
2024	8,519
2025	7,478
2026	5,841
Thereafter	18,525
Total lease payments	57,715
Less: Imputed interest	(10,096)
Lease Liability at March 31, 2022	$47,619

11. SHARE BASED PAYMENTS

The Company maintains long-term incentive plans for employees, non-employee members of our Board of Directors and consultants. The plans allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards).

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share based payments in the form of common stock warrants to non-employees.

The following table presents share-based payment expense for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Restricted stock	$1,201	$645
Stock options	43	308
Warrants	339	374
Total	$1,583	$1,327

As of March 31, 2022, the Company had approximately $12.9 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 3.7 years. As of March 31, 2022, the Company also had approximately $2.2 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the first, second, third, or fourth anniversary of the date of grant, subject to the employee’s continuing employment as of that date.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

Restricted stock activity for the three months ended March 31, 2022 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	483,750	$20.19
Granted	595,500	$10.84
Vested	(247,000)	$4.40
Forfeited	(13,750)	$5.72
Nonvested, March 31, 2022	818,500	$18.18

The table below summarizes all option activity under all plans during the three months ended March 31, 2022:

Options	Shares	Weight - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2021	906,425	$4.38	2.85	$2.45
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(187,427)	5.12	—	2.89
Outstanding at March 31, 2022	718,998	$4.02	2.59	$4.02
Options vested at March 31, 2022	679,000	$4.35	2.52	$2.44

A summary of the status of the Company’s outstanding stock purchase warrants for the three months ended March 31, 2022 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	330,884	$22.14
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	330,884	$22.14

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

12. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$(5,177)	$6,147
Weighted average shares outstanding, basic	60,126	58,394
Effect of dilution	—	1,923
Adjusted weighted average shares outstanding, dilutive	60,126	60,317
Basic earnings per share	$(0.09)	$0.11
Dilutive earnings per share	$(0.09)	$0.10

The following potentially outstanding restricted stock, stock options, and warrants were excluded from the computation of diluted EPS because the effect would have been antidilutive:

	Three Months Ended
	March 31, 2022	March 31, 2021
Restricted stock	1,336	—
Stock options	393	—
Warrants	819	—
Total	2,548	—

13. ACQUISITIONS

Our acquisition strategy is primarily to acquire (i) well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of purchase price was based upon the preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized, not to exceed one year from the acquisition date. The Company has made adjustments to the preliminary valuations of the acquisitions based on valuation analyses prepared by independent third-party valuation consultants. During the three months ended March 31, 2022 our measurement period adjustments included increasing goodwill by $1.3 million offset with intangible assets. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Acquisitions during the three months ended March 31, 2022

On February 1, 2022, the Company purchased all of the assets of Horticultural Rep Group, Inc. (“HRG”), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The total consideration for the purchase of HRG was approximately $13.4 million, including $6.8 million in cash and common stock valued at $5.7 million. The Asset Purchase Agreement also provides for an indemnity holdback to be settled in common stock of the Company valued at $0.9 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. HRG is included in our Distribution and other segment. The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

The table below represents the allocation of the purchase price to the acquired net assets during the three months ended March 31, 2022.

HRG
Inventory	$4,170
Prepaids and other current assets	76
Furniture and equipment	148
Operating lease right of use asset	666
Operating lease liability	(666)
Customer relationships	2,430
Trademark	496
Non-compete	255
Goodwill	5,816
Total	$13,391

The table below represents the consideration paid for the net assets acquired in business combinations.

HRG
Cash	$6,806
Indemnity stock holdback	875
Common stock	5,710
Total	$13,391

The following table discloses the date of the acquisition noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the period ended March 31, 2022.

HRG
Acquisition date	February 1, 2022
Revenue	3,436
Net Income	—

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three months ended March 31, 2022 and 2021.

	Three Months Ended	Three Months Ended
	March 31, 2022 (Unaudited)	March 31, 2021 (Unaudited)
Revenue	$83,603	$93,458
Net income	$(5,176)	$6,147

Acquisitions during the three months ended March 31, 2021

On January 25, 2021, the Company purchased all of the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.7 million, including $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill of approximately $0.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Indoor Garden & Lighting, Inc. is included in our Retail segment.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

On February 1, 2021, the Company purchased all of the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill of approximately $0.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Grow Depot Maine is included in our Retail segment.

On February 15, 2021, the Company purchased all of the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill of approximately $11.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Grow Warehouse LLC is included in our Retail segment.

On February 22, 2021, the Company purchased all of the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, California. The total consideration for the purchase of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately $5.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. San Diego Hydroponics & Organics is included in our Retail segment.

On March 12, 2021, the Company purchased all of the assets of Charcoir Corporation, which sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill of approximately $6.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand. Charcoir is included in our Distribution and other segment.

On March 15, 2021, the Company purchased all of the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, California. The total consideration for the purchase of 55 Hydroponics was approximately $6.5 million, including $5.4 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill of approximately $3.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. 55 Hydroponics is included in our Retail segment.

On March 15, 2021, the Company purchased all of the assets of Aquarius, a hydroponic and organic garden store in Springfield, Massachusetts. The total consideration for the purchase of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $1.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Aquarius is included in our Retail segment.

On March 19, 2021, the Company purchased all of the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill of approximately $8.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer. Agron is included in our E-commerce segment.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

The table below represents the allocation of the purchase price to the acquired net assets during the three months ended March 31, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Total
Inventory	$—	$957	$780	$839	$1,400	$2,450	$326	$372	$7,124
Prepaids and other current assets	46	12	29	534	36	30	3	—	690
Furniture and equipment	29	63	50	—	315	250	25	94	826
Liabilities	—	—	—	—	—	(169)	—	—	(169)
Operating lease right of use asset	98	108	861	—	1,079	641	92	137	3,016
Operating lease liability	(98)	(108)	(861)	—	(1,079)	(641)	(92)	(137)	(3,016)
Customer relationships	832	339	809	5,712	605	1,256	549	210	10,312
Trade name	1,530	485	870	1,099	1,192	2,748	344	353	8,621
Non-compete	139	—	26	—	6	94	36	2	303
Intellectual property	—	—	—	2,065	—	—	—	—	2,065
Goodwill	8,673	1,702	3,915	6,119	5,728	11,120	866	661	38,784
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$68,556

The table below represents the consideration paid for the net assets acquired in business combinations.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Total
Cash	$5,973	$2,331	$5,347	$9,902	$4,751	$8,100	$1,738	$1,165	$39,307
Common stock	5,276	1,227	1,132	6,466	4,531	9,679	411	527	$29,249
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$68,556

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement for the period ended March 31, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Total
Acquisition date	3/19/2021	3/15/2021	3/15/2021	3/12/2021	2/22/2021	2/15/2021	2/1/2021	1/25/2021
Revenue	$230	$185	$328	$276	$1,001	$2,168	$993	$805	$5,986
Net Income	$22	$16	$32	$101	$117	$294	$205	$118	$905

The following table discloses the pro forma consolidated statement of operations as if the acquisition had been included in the consolidated results of the Company for the three months ended March 31, 2021.

Three Months Ended March 31, 2021
(Unaudited)
Revenue	$99,095
Net income	$7,403

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company has been, and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation, and is not aware of any pending or threatened litigation, against the Company that it believes could have a material adverse effect on its business, operating results, financial condition, or cash flows.

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2022, the Company did not have any liabilities associated with indemnities.

In addition, the Company, as permitted under Colorado law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, in each case, as amended to date, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications varies. The Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

15. SEGMENTS

As discussed in Note ,1 at December 31, 2021 the Company had two reportable segments which increased to three at March 31, 2022 based on quantitative and qualitative analyses the Company now also reports E-commerce as a reportable segment. The Company has three primary reportable segments including retail operations, e-commerce and all other which includes the distribution of proprietary brands to wholesale accounts. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. Shared services and other corporate costs are allocated to individual segments based on that segments profitability.

Retail – Currently, the Company owns and operates a chain of 63 hydroponic/gardening centers focused on serving growers and cultivators. Inclusive of commercial sales organizations selling directly to customers outside of the physical retail network. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for direct shipments of products to garden center locations, pick, pack and ship for our online platforms and direct fulfillment to our commercial customers.

E-commerce – Our digital strategy is focused on capturing the home, craft and commercial grower online. GrowGeneration.com offers over 10,000 hydroponic products, all curated by our product team. GrowGeneration.com offers customers the option to have their orders shipped directly to their locations, anywhere in North America. The Company also sells and distributes product through third-party marketplaces.

Distribution and other – In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular Power Si line of monosilicic acid products, a widely used nutrient additive for plants. On March 12, 2021, the Company purchased Char Coir, a line of premium coco pots, cubes and medium. On December 31, 2021, the Company purchased the assets of Mobile Media, Inc. (“MMI”), a mobile shelving design and build facility. On February 1, 2022, the Company purchased the assets of Horticultural Rep Group, Inc. (“HRG”), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The Company is in the process of combining the operations and management of these non-retail enterprises. The products these companies provide are integrated into our

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2022

retail, e-commerce, and direct sales activities and we receive incremental gross profit from the sale of these products. The profit generated from those sales are recorded in our retail and e-commerce segments.

Selected information by segment is presented in the following tables:

	Three Months Ended March 31,
	2022	2021
Net sales
Retail	$64,296	$81,227
E-Commerce	5,268	5,960
Distribution and other	12,203	2,835
Total	$81,767	$90,022

	Three Months Ended March 31,
	2022	2021
Gross profit
Retail	$15,493	$21,901
E-Commerce	1,745	1,997
Distribution and other	4,902	1,479
Total	$22,140	$25,377

	Three Months Ended March 31,
	2022	2021
Income (Loss) from operations
Retail	$(7,183)	$6,258
E-Commerce	(432)	441
Distribution and other	394	1,037
Total	$(7,221)	$7,736

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022. We caution readers regarding certain forward looking statements, within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 in the following discussion and elsewhere in this report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014 and is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates an e-commerce platform, www.growgeneration.com, Mobile Media, a vertical racking and storage solutions business, Horticultural Rep Group, a horticultural products sales representative and distributor organization, and Power Si, CharCoir, and several other proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.

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

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employed approximately 660 employees as of March 31, 2022, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 1,022,000 square feet of retail and warehouse space.

The Company has three primary reportable segments including retail operations, e-commerce and all other. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources.

We recognize specifically identifiable operating costs such as cost of sales, distribution expenses, selling and general administrative expenses within each segment. Certain general and administrative expenses, such as administrative and management expenses, salaries and benefits, share based compensation, director fees, legal expenses, accounting and consulting expenses and technology costs, are not allocated to the specific segments and are reflected in the enterprise results.

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
•We consider ourselves to be a leader of the products we offer, from launching new technologies to the development of our private label products; and
•We have a professional team for mergers and acquisitions, and to acquire and open new locations and successfully add them to our company portfolio.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021

Net revenue for the three months ended March 31, 2022 was approximately $81.8 million, compared to $90.0 million for the three months ended March 31, 2021, a decrease of approximately $8.3 million or 9%. The decrease was attributed to a decrease of approximately $26.2 million related to same store sales, which represented 35.5% of the decrease year over year. Overall sales in our retail segment declined from $81.2 million to $64.3 million. Distributed sales were $12.2 million. E-commerce sales decreased from $6.0 million to $5.3 million.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2022 was approximately $59.6 million, compared to approximately $64.6 million for the three months ended March 31, 2021, a decrease of approximately $5.0 million or 8%. The decrease in cost of goods sold was primarily due to the 9% decrease in sales comparing the three months ended March 31, 2022 to the three months ended March 31, 2021.

Gross profit was approximately $22.1 million for the three months ended March 31, 2022, compared to approximately $25.4 million for the three months ended March 31, 2021, a decrease of approximately $3.2 million or 13%. The decrease in gross profit is primarily related to the 9% decrease in revenues comparing the three months ended March 31, 2022 to the three months ended March 31, 2021. Gross profit as a percentage of revenues was 27.1% for the three months ended March 31, 2022, compared to 28.2% for the three months ended March 31, 2021. Gross profit in our retail segment declined from $21.9 million to $15.5 million. Gross profit from distributed sales was $4.9 million and was $1.7 million from e-commerce sales for the three months ended March 31, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $29.4 million for the three months ended March 31, 2022 and approximately $17.6 million for the three months ended March 31, 2021, an increase of approximately $11.7 million or 66%.

Store operating costs were approximately $14.5 million for the three months ended March 31, 2022, compared to $8.2 million for the three months ended March 31, 2021, an increase of $6.4 million or 78%. The increase in store operating costs was directly attributable to the addition of 23 locations that were added during 2021, including 16 stores that were added subsequent to March 31, 2021.

Total corporate overhead, which is comprised of Selling, general, and administrative expense and Depreciation and amortization expense, was approximately $14.8 million for the three months ended March 31, 2022, compared to $9.5 million for the three months ended March 31, 2021, an increase of $5.4 million or 57%. Selling, general, and administrative costs were approximately $10.3 million for the three months ended March 31, 2022, compared to approximately $7.4 million for the three months ended March 31, 2021. Salaries expense increased to $5.2 million from $4.0 million primarily due to an increase in corporate staff. General administrative expenses increased to $3.6 million from $2.1 million to support expanding operations.

Other Income/Expense

Total other income was approximately $0.4 million for the three months ended March 31, 2022, compared to expense of $36.0 thousand for the three months ended March 31, 2021. This increase is primarily attributable to a gain recorded related to an earnout revaluation adjustment related to The Harvest Company acquisition.

Segment Operating Income

Operating income in our retail segment dropped from $6.3 million to an operating loss of $7.2 million as a result of lower sales volume, lower gross margins and higher expenses at existing stores combined with operating losses at nine stores not in operation in the same period in 2021, including acquired and new retail locations. Operating income in our e-commerce segment declined from $0.4 million to a loss of $0.4 million as a result of lower revenue and higher operating expenses as well as integration costs of Agron.IO that was consolidated with our core e-commerce webstore in the period. Operating income in all other decreased to $0.4 million in the three months ended March 31, 2022 compared to $1.0 million in the three months ended March 31, 2021. Increase in the operating income of the other segment was primarily attributable to the addition of HRG and MMI.

Income Taxes

Income tax benefit was $1.6 million for the three months ended March 31, 2022, compared to income tax expense of $1.6 million for the three months ended March 31, 2021. Effective tax rate is impacted by differences in timing of expenses for share based compensation, depreciation, amortization and the impact of 162(m) on deductible wages. As such, the Company’s taxable income varies from reported income in a material way.

Net Income

Net loss for the three months ended March 31, 2022 was approximately $5.2 million, compared to net income of approximately $6.1 million for the three months ended March 31, 2021, a decrease of approximately $11.3 million.

Operating Activities

Net cash used by operating activities for three months ended March 31, 2022 was approximately $2.2 million compared to $0.7 million provided for the three months ended March 31, 2021. The Company reduced prepaid inventory by $9.1 million in the quarter as well as retail store inventory by $3.8 million, which was more that offset by payments for accounts payable and deferred compensation, including annual cash bonuses.

Net cash provided by investing activities was approximately $9.5 million for the three months ended March 31, 2022 compared to cash used of approximately $82.7 million for the three months ended March 31, 2021. Investing activities in 2022 were primarily attributable to acquisitions of $6.8 million and vehicles and store equipment purchases of $4.5 million partially offset by the maturity of marketable securities of $20.8 million. Investing activities for the three months ended March 31, 2021 were primarily related to store acquisitions of $39.3 million, purchase of marketable securities of $41.1 million, the purchase of vehicles and store equipment to support new store operations of $1.7 million, and intangible assets of $0.7 million.

Net cash used in financing activities for the three months ended March 31, 2022 was approximately $1.4 million and was primarily attributable to stock redemptions. Net cash used by financing activities for three months ended March 31, 2021 was $3.9 million and was primarily attributable to stock redemptions.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2022	2021
	(000)	(000)
Net income	$(5,177)	$6,147
Income taxes	(1,636)	1,553
Interest	3	2
Depreciation and Amortization	4,506	2,054
EBITDA	$(2,304)	$9,756
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,583	1,327
Adjusted EBITDA	(721)	$11,083

Adjusted EBITDA per share, basic	$(0.01)	$0.19
Adjusted EBITDA per share, diluted	$(0.01)	$0.18

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had working capital of approximately $157.9 million, compared to working capital of approximately $169.8 million as of December 31, 2021, a decrease of approximately $11.9 million. The decrease in working capital from December 31, 2021 to March 31, 2022 was due primarily to a decrease in marketable securities, inventory and prepaid inventory partially offset by decreases in current liabilities. At March 31, 2022, we had cash and cash equivalents of approximately $47.3 million and available for sale debt securities of $19.0 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States and building our brand portfolio through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

Critical Accounting Policies, Judgements and Estimates

Business Combinations

Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements included in Part II. Item 8 of our Form 10-K for the year ended December 31, 2021 describes the significant accounting policies used in preparation of these consolidated financial statements. We believe the following critical accounting policy and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change. In each of these areas, management makes estimates based on historical results, current trends and future projections. Therefore, these are considered to be our critical accounting policies and estimates.

We account for transactions that represent business combinations under the acquisition method of accounting, which requires us to allocate the total consideration paid for each acquisition to the assets we acquire and liabilities we assume based on their fair values as of the date of acquisition, including identifiable intangible assets. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year.

The Company has financial liabilities resulting from our business combinations, including contingent consideration arrangements. We estimate the fair value of these financial liabilities using Level 3 inputs that require the use of numerous assumptions, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at an acquisition date and in subsequent periods involves significant judgments, including projecting the future financial performance of the acquired businesses. The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions.

Changes in the fair value of these financial liabilities are recorded in the Consolidated Statements of Operations within other income (expense).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a summary of the Company’s quantitative and qualitative disclosures about market risk, please refer to Item 7A of our Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES.
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
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, including the possibility of human error, the circumvention or overriding of controls, or fraud, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our organization have been or will be prevented or detected.
As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of March 31, 2022, our disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2021 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Material Weaknesses in Control Activities
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

Deficiencies in control activities contributed to material accounting errors identified and corrected through 2021 and prior years. These corrected design deficiencies in control activities were previously considered to contribute to the potential for there to have been material accounting errors in multiple financial statement account balances and disclosures.
We have concluded that significant progress has been made toward mitigating the above-mentioned control weakness as of March 31, 2022 and December 31, 2021, but we have not been able to adequately confirm the design and confirm the control weakness has been remediated as of the date of this report. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of remediation plans to address the material weaknesses discussed above.
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
Remediation of the identified material weaknesses and strengthening our internal control environment has continued during the period ended March 31, 2022 and will continue throughout 2022 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a summary of the Company’s risk factors, please refer to Item 9A of our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2022, the Company purchased all of the assets of Horticultural Rep Group, Inc. (“HRG”), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The total consideration for the purchase of HRG was approximately $13.4 million, including $6.8 million in cash and common stock valued at $5.7 million. The Asset Purchase Agreement also provides for an indemnity holdback to be settled in common stock of the Company valued at $0.9 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. HRG is included in our Distribution and other segment. The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2022.

GrowGeneration Corporation

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeff Lasher
Jeff Lasher, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)