Form 10-Q
period 2022-06-30
GrowGeneration Corp.
filed 2022-08-09
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2022
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

As of August 4, 2022 there were 60,794,463 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$55,594	$41,372
Marketable securities	10,000	39,793
Accounts receivable, net of allowance for doubtful accounts of $0.9 million and $0.6 million at June 30, 2022 and December 31, 2021	8,313	5,741
Notes receivable, current, net of allowance for doubtful accounts of $1.3 million and $0.5 million at June 30, 2022 and December 31, 2021	1,372	2,440
Inventory	99,086	105,571
Prepaid income taxes	5,872	5,856
Prepaids and other current assets	9,209	16,116
Total current assets	189,446	216,889

Property and equipment, net	29,338	24,116
Operating leases right-of-use assets	47,367	43,730
Intangible assets, net	34,798	48,402
Goodwill	15,843	125,401
Other assets	875	800
TOTAL ASSETS	$317,667	$459,338

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,373	$17,033
Accrued liabilities	1,268	2,044
Payroll and payroll tax liabilities	4,374	7,440
Customer deposits	6,294	11,686
Sales tax payable	1,739	1,923
Current maturities of lease liability	8,312	6,858
Current portion of long-term debt	96	92
Total current liabilities	39,456	47,076
Commitments and contingencies (Note 14)
Deferred tax liability	440	2,359
Operating lease liability, net of current maturities	41,028	38,546
Long-term debt, net of current portion	17	66
Total liabilities	80,941	88,047

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 60,782,525 and 59,928,564 shares issued and outstanding as of June 30, 2022 and December 31, 2021	61	60
Additional paid-in capital	368,077	361,087
Retained earnings (deficit)	(131,412)	10,144
Total stockholders’ equity	236,726	371,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,667	$459,338

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$71,093	$125,885	$152,860	$215,907
Cost of sales (exclusive of depreciation and amortization shown below)	50,866	90,172	110,493	154,817
Gross profit	20,227	35,713	42,367	61,090

Operating expenses:
Store operations and other operational expenses	13,767	12,624	28,299	20,806
Selling, general, and administrative	10,647	10,563	20,970	17,968
Depreciation and amortization	4,783	2,917	9,289	4,971
Impairment loss	127,831	—	127,831	—
Total operating expenses	157,028	26,104	186,389	43,745

Income (Loss) from operations	(136,801)	9,609	(144,022)	17,345

Other income (expense):
Other income (expense)	104	(8)	513	(46)
Interest income	45	36	47	40
Interest expense	(10)	(4)	(13)	(6)
Total non-operating income (expense), net	139	24	547	(12)

Net income (loss) before taxes	(136,662)	9,633	(143,475)	17,333

Benefit (provision) for income taxes	283	(2,920)	1,919	(4,473)

Net income (loss)	$(136,379)	$6,713	$(141,556)	$12,860

Net income (loss) per share, basic	$(2.24)	$0.11	$(2.33)	$0.22
Net income (loss) per share, diluted	$(2.24)	$0.11	$(2.33)	$0.22

Weighted average shares outstanding, basic	60,756	59,061	60,742	58,588
Weighted average shares outstanding, diluted	60,756	60,223	60,742	59,794

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)
(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2022	60,728	$61	$367,064	$4,967	$372,092
Common stock issued for share based compensation	28	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(93)	—	(93)
Share based compensation	—	—	1,106	—	1,106
Common stock issued upon cashless exercise of options	12	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Net income (loss)	—	—	—	(136,379)	(136,379)
Balances, June 30, 2022	60,782	$61	$368,077	$(131,412)	$236,726

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2021	58,394	$58	$346,176	$3,505	$349,739
Common stock issued upon warrant exercise	216	$—	$224	—	224
Common stock issued upon cashless warrant exercise	119	—	—	—	—
Common stock issued upon exercise of options	460	1	1,729	—	1,730
Common stock issued upon cashless exercise of options	272	—	—	—	—
Common stock issued in connection with business combinations	101	1	3,938	—	3,939
Share based compensation	—	—	1,508	—	1,508
Net income	—	—	—	6,713	6,713
Balances, June 30, 2021	59,562	$60	$353,575	$10,218	$363,853

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291
Common stock issued in connection with business combination	650	1	5,749	—	5,750
Common stock issued for share based compensation	177	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(1,448)	—	(1,448)
Share based compensation	—	—	2,689	—	2,689
Common stock issued upon cashless exercise of options	12	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Net income (loss)	—	—	—	(141,556)	(141,556)
Balances, June 30, 2022	60,782	$61	$368,077	$(131,412)	$236,726

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	57,151	$57	$319,582	$(2,642)	$316,997
Common stock issued upon warrant exercise	256	—	335	—	335
Common stock issued upon cashless warrant exercise	654	1	(1)	—	—
Common stock issued upon exercise of options	461	1	1,731	—	1,732
Common stock issued upon cashless exercise of options	277	—	—	—	—
Common stock issued in connection with business combinations	649	1	33,187	—	33,188
Common stock issued for assets	300	—	—	—	—
Common stock issued for services	(90)	—	—	—	—
Common stock issued for share based compensation	(96)	—	(3,954)	—	(3,954)
Share based compensation	—	—	2,695	—	2,695
Net income	—	—	—	12,860	12,860
Balances, June 30, 2021	59,562	$60	$353,575	$10,218	$363,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except shares and per share amounts)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(141,556)	$12,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,289	4,971
Stock-based compensation expense	2,689	3,241
Bad debt expense, net of recoveries	1,602	313
Gain on asset disposition	12	—
Impairment loss	127,831	—
Deferred taxes	(1,919)	947
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	(3,106)	(2,883)
Inventory	10,616	(32,763)
Prepaid expenses and other assets	7,482	(14,487)
Accounts payable and accrued liabilities	(1,805)	23,280
Operating leases	299	838
Payroll and payroll tax liabilities	(3,066)	1,757
Income taxes payable	—	1,846
Customer deposits	(6,634)	1,469
Sales tax payable	(184)	885
Net cash provided by (used in) operating activities	1,550	2,274
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,806)	(48,045)
Purchase of marketable securities	—	(57,357)
Maturities from marketable securities	29,793	—
Purchase of property and equipment	(8,822)	(4,428)
Purchase of intangibles	—	(1,262)
Net cash provided by (used in) investing activities	14,165	(111,092)
Cash flows from financing activities:
Principal payments on long term debt	(45)	(52)
Common stock withheld for employee payroll taxes	(1,448)	(3,954)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	—	2,067
Net cash provided by (used in) financing activities	(1,493)	(1,939)
Net change	14,222	(110,757)
Cash and cash equivalents at the beginning of period	41,372	177,912
Cash and cash equivalents at the end of period	$55,594	$67,155

Supplemental disclosures of non-cash activities:
Cash paid for interest	$13	$6
Common stock issued for business combination	$5,750	$33,187
Right of use assets acquired under new operating leases	$6,221	$19,573

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corp.
Notes To Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
1.GENERAL

GrowGeneration Corp. (the “Company”, “we”, or “our”) is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening. As of June 30, 2022, the Company owns and operates a chain of 64 retail hydroponic/gardening stores across 14 states, an online e-commerce platform, and proprietary businesses that market grow solutions through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States.

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

All amounts included in the accompanying footnotes to the consolidated financial statements, except share and per share data, are in thousands (000).

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

Immaterial out-of-period adjustments

During the six months ended June 30, 2022, the Company recorded an immaterial out-of period adjustment that impacted the prior year Consolidated Balance Sheets. The adjustment related to a change in the calculation of operating lease right-of-use assets and operating lease liabilities. This adjustment corrected an understatement of operating lease right-of-use assets of $1.3 million and an understatement of operating lease liabilities of $1.3 million as of December 31, 2021 during the period ended June 30, 2022. The Company assessed the materiality of this adjustment on the previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the changes were not material to any of the previously issued consolidated financial statements.

During the six months ended June 30, 2022, the Company identified an omission regarding the disclosure of reportable segments under ASC 280 related to the year ended December 31, 2021. During the year ended December 31, 2021 the Company inappropriately reported a single segment, aggregating multiple operating segments. The impact at June 30, 2021 was that $25.8 million of revenue, $8.6 million of gross margin, and $2.4 million of operating income should have been reported as a separate “Distribution and other segment.” The Company assessed the materiality of this omission on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the omission was not material to any of the previously issued consolidated financial statements and will begin reporting segments results in accordance with ASC 280 on a prospective basis starting with the quarter ending March 31, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgement. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

	Level	June 30, 2022	December 31, 2021
Marketable securities	2	$10,000	$39,793

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

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

4.REVENUE RECOGNITION

The following table disaggregates revenue by source:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Sales at company owned stores	$55,354	$108,911	$119,650	$190,138
Distribution and other	12,044	4,988	24,247	7,823
E-commerce sales	3,695	11,986	8,963	17,946
Total Net Sales	$71,093	$125,885	$152,860	$215,907

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, June 30, 2022	8,313	6,294
Increase (decrease)	$2,572	$(5,392)

Opening balance, January 1, 2021	$3,901	$5,155
Closing balance, June 30, 2021	4,377	6,793
Increase (decrease)	$476	$1,638

Of the total amount of customer deposit liability as of January 1, 2022, $11.1 million was reported as revenue during the six months ended June 30, 2022. Of the total amount of customer deposit liability as of January 1, 2021, $2.9 million was reported as revenue during the six months ended June 30, 2021.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

5.INVESTMENTS

Marketable securities have maturities of less than one year as of June 30, 2022. There were no significant realized or unrealized gains or losses for the six months ended June 30, 2022.

The components of investments, available for sale securities, as of June 30, 2022 were as follows:

	Adjusted Cost Basis	Unrealized Gain (Loss)	Recorded Basis
Corporate notes and bonds	$10,000	$—	$10,000

6.NOTES RECEIVABLE

The Company also has notes receivables under longer term financing arrangements at interest rates ranging from 8% to 12% with repayment terms ranging for 12 to 18 months. Notes receivables as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Notes receivable	$2,605	$2,962
Allowance for losses	(1,233)	(522)
Notes receivable, net	$1,372	2,440

The following table summarizes changes in notes receivable balances that have been deemed impaired:

	June 30, 2022	December 31, 2021
Note receivable	$1,500	$1,500
Allowance for losses	(1,233)	(522)
Notes receivable, net	$267	978

7.PROPERTY AND EQUIPMENT

	June 30, 2022	December 31, 2021
Vehicles	$2,451	$2,258
Building	2,121	1,187
Leasehold improvements	11,536	9,186
Furniture, fixtures and equipment	12,937	10,992
Capitalized software	2,585	4,753
Construction-in-progress	8,618	2,948
Total property and equipment, gross	40,248	31,324
Accumulated depreciation	(10,910)	(7,208)
Property and equipment, net	$29,338	$24,116

Depreciation expense for the three and six months ended June 30, 2022 was $2.0 million and $3.7 million. Depreciation expense for the three and six months ended June 30, 2021 was $0.8 million and $1.4 million.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

8.GOODWILL AND INTANGIBLE ASSETS

The Company performs its goodwill impairment testing annually during the fourth quarter, or more frequently if events or if circumstances were to occur that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. The adjusted carrying amount of goodwill shall be its new accounting basis.

During the second quarter of 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which is contrary to prior experience. Management reassessed business performance expectations, following persistent adverse developments in equity markets, deterioration in the environment in which we operate, inflation, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for finite-lived intangible assets at the asset group level and goodwill at the reporting unit level.

Under ASC 360, we performed a cash recoverability test on the following intangible assets: customer relationships, trade name, and non-compete. The carrying amounts of any assets that are not within the scope of ASC 360-10, other than goodwill, were adjusted for impairment, as necessary, prior to testing long-lived assets and goodwill. The Company recognized impairment losses as disclosed in the table below.

For goodwill impairment testing purposes, the Company determined four reporting units, three of which were subject to a quantitative assessment. We determined fair value using the income approach, where estimated future returns are discounted to present value at an appropriate rate of return. The Company completed its interim goodwill impairment test as of June 30, 2022 and recognized impairment losses as disclosed in the table below.

The changes in goodwill are as follows:

	June 30, 2022	December 31, 2021
Balance, beginning of period	$125,401	$62,951
Goodwill additions and measurement period adjustments	7,099	62,450
Impairment	$(116,657)	$—
Balance, end of period	$15,843	$125,401

The goodwill balance and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value December 31, 2020	$55,180	$2,911	$4,860	$62,951
Acquisitions & measurement period adjustments	47,583	8,748	6,119	62,450
Gross carrying value December 31, 2021	102,763	11,659	10,979	125,401
Acquisitions & measurement period adjustments	331	(341)	7,109	7,099
Gross carrying value June 30, 2022	$103,094	$11,318	$18,088	$132,500

Accumulated impairment losses December 31, 2020	$—	$—	$—	$—
Impairment	—	—	—	—
Accumulated impairment losses December 31, 2021	—	—	—	—
Impairment	(103,094)	(9,848)	(3,715)	(116,657)
Accumulated impairment losses June 30, 2022	$(103,094)	$(9,848)	$(3,715)	$(116,657)

Net carrying value at December 31, 2021	$102,763	$11,659	$10,979	$125,401
Net carrying value at June 30, 2022	$—	$1,470	$14,373	$15,843

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

A summary of intangible assets is as follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of June 30, 2022
(in years)
Trade names	3.68
Patents	3.59
Customer relationships	5.00
Non-competes	2.33
Intellectual property	3.67
Total	3.90

Intangible assets consist of the following:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,774	$(7,815)	$20,959
Patents	100	(49)	51
Customer relationships	17,102	(5,317)	11,785
Non-competes	932	(444)	489
Intellectual property	2,065	(551)	1,514
Total	$48,973	$(14,176)	$34,798

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,300	$(4,948)	$23,352
Patents	100	(42)	58
Customer relationships	25,175	(3,055)	22,120
Non-competes	1,384	(233)	1,151
Intellectual property	2,065	(344)	1,721
Total	$57,024	$(8,622)	$48,402

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

Intangibles and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value December 31, 2020	$17,635	$—	$3,481	$21,116
Acquisitions & measurement period adjustments	20,190	2,501	13,217	35,908
Gross carrying value December 31, 2021	37,825	2,501	16,698	57,024
Acquisitions & measurement period adjustments	(57)	—	3,181	3,124
Gross carrying value June 30, 2022	$37,768	$2,501	$19,879	$60,148

Accumulated amortization December 31, 2020	$(540)	$—	$(27)	$(567)
Amortization	(5,745)	(354)	(1,956)	(8,055)
Accumulated amortization December 31, 2021	(6,285)	(354)	(1,983)	(8,622)
Amortization	(3,554)	(237)	(1,763)	(5,554)
Accumulated amortization June 30, 2022	$(9,839)	$(591)	$(3,746)	$(14,176)

Accumulated impairment losses December 31, 2020	$—	$—	$—	$—
Impairments	—	—	—	—
Accumulated impairment losses December 31, 2021	—	—	—	—
Impairments	(11,079)	(95)	—	(11,174)
Accumulated impairment losses June 30, 2022	$(11,079)	$(95)	$—	$(11,174)

Net carrying value at December 31, 2021	$31,540	$2,147	$14,715	$48,402
Net carrying value at June 30, 2022	$16,850	$1,815	$16,133	$34,798

Amortization expense for the three and six months ended June 30, 2022 was $2.8 million and $5.6 million. Amortization expense for the three and six months ended June 30, 2021 was $2.1 million and $3.5 million.

Future amortization expense is as follows:
2022, remainder	$4,383
2023	8,785
2024	8,668
2025	8,295
2026	3,532
Thereafter	1,135
Total	$34,798

9. INCOME TAXES

For the six months ended June 30, 2022, the effective tax rate is 1.34%, which decreased from 25.80% at June 30, 2021. The decrease in the effective tax rate is primarily due to the Company recording a valuation allowance against deferred tax assets. The effective tax rate for the six months ended June 30, 2022 is lower than the US federal statutory rate of 21.0%, which is also primarily due to the Company recording a valuation allowance against deferred tax assets.The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

10. LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of retail and warehouse locations as well as office space. Our leases generally have remaining terms of 1 to 10 years, most of which include options to extend the leases for additional 3 to 5-year periods. Generally, the lease term is the minimum of the non-cancellable period of the lease or the lease term inclusive of reasonably certain renewal periods.

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

	June 30, 2022	December 31, 2021
Right of use assets, operating lease assets	$47,367	$43,730

Current lease liability	$8,312	$6,858
Non-current lease liability	41,028	38,546
Total lease liability	$49,340	$45,404

	June 30, 2022	June 30, 2021
Weighted average remaining lease term	6.60 years	7.17 years
Weighted average discount rate	5.6%	6.0%

	Six Months Ended June 30,
	2022	2021
Operating lease costs	$5,445	$3,548
Variable lease costs	1,340	—
Short-term lease costs	237	1,109
Total operating lease costs	$7,022	$4,657

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2022:

2022 (remainder of the year)	$5,452
2023	10,527
2024	9,346
2025	8,299
2026	6,687
Thereafter	18,985
Total lease payments	59,296
Less: Imputed interest	(9,956)
Lease Liability at June 30, 2022	$49,340

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

The following table presents share-based payment expense for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Restricted stock	$1,951	$1,935
Stock options	59	559
Warrants	679	747
Total	$2,689	$3,241

As of June 30, 2022, the Company had approximately $7.6 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 3.5 years. As of June 30, 2022, the Company also had approximately $1.9 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the first, second, third, or fourth anniversary of the date of grant, subject to the employee’s continuing employment as of that date. Restricted stock is valued using market value on the grant date.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

Restricted stock activity for the six months ended June 30, 2022 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	483,750	$20.19
Granted	611,500	$10.76
Vested	(279,500)	$9.94
Forfeited	(304,500)	$17.51
Nonvested, June 30, 2022	511,250	$18.36

The table below summarizes all option activity under all plans during the six months ended June 30, 2022:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2021	906,425	$4.38	2.85	$2.45
Granted	—	—	—	—
Exercised	(26,000)	4.14	—	1.92
Forfeited or expired	(197,427)	5.68	—	3.19
Outstanding at June 30, 2022	682,998	$4.00	2.32	$2.24
Options vested at June 30, 2022	688,998	$4.00	2.32	$2.24

A summary of the status of the Company’s outstanding stock purchase warrants for the six months ended June 30, 2022 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	330,884	$22.14
Issued	—	—
Exercised	(48,387)	3.50
Forfeited	—	—
Outstanding at June 30, 2022	282,497	$25.33

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

12. EARNINGS (LOSS) PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021
Net income (loss)	$(136,379)	$6,713
Weighted average shares outstanding, basic	60,756	59,061
Effect of dilution	—	1,162
Adjusted weighted average shares outstanding, dilutive	60,756	60,223
Basic earnings (loss) per share	$(2.24)	$0.11
Dilutive earnings (loss) per share	$(2.24)	$0.11

	Six Months Ended
	June 30, 2022	June 30, 2021
Net income (loss)	$(141,556)	$12,860
Weighted average shares outstanding, basic	60,742	58,588
Effect of dilution	—	1,206
Adjusted weighted average shares outstanding, dilutive	60,742	59,794
Basic earnings (loss) per share	$(2.33)	$0.22
Dilutive earnings (loss) per share	$(2.33)	$0.22

The following potentially outstanding restricted stock and stock options were excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three Months Ended
	June 30, 2022	June 30, 2021
Restricted stock	511	—
Stock options	202	—
Total	713	—

	Six Months Ended
	June 30, 2022	June 30, 2021
Restricted stock	511	—
Stock options	320	—
Total	831	—

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

13. ACQUISITIONS

Our acquisition strategy is primarily to acquire (i) well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of purchase price was based upon the preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized, not to exceed one year from the acquisition date. The Company has made adjustments to the preliminary valuations of the acquisitions based on valuation analyses prepared by independent third-party valuation consultants. During the six months ended June 30, 2022 our measurement period adjustments included increasing goodwill by $1.3 million offset with intangible assets. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Acquisition during the six months ended June 30, 2022

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

The table below represents the allocation of the purchase price to the acquired net assets during the six months ended June 30, 2022.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

The following table discloses the date of the acquisition noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the period ended June 30, 2022. Revenue and earnings amounts include other proprietary brands now being included under HRG for operations.

HRG
Acquisition date	February 1, 2022
Revenue	8,086
Net Income	130

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$70,939	$130,535	$154,542	$223,993
Net income (loss)	$(8,626)	$6,899	$(13,802)	$13,046

Acquisitions during 2021

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

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

On March 19, 2021, the Company purchased all of the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.3 million, including $6.0 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill of approximately $8.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer. Agron is included in our E-commerce segment.
On April 19, 2021, the Company purchased the assets of Grow Depot LLC ("Down River Hydro"), a hydroponic and indoor gardening supply store in Brownstown, Michigan. The total consideration for the purchase of Down River Hydro was approximately $4.4 million, including approximately $3.2 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Down River Hydro is included in our Retail segment.
On May 24, 2021, the Company purchased the assets of The Harvest Company ("Harvest"), a northern California-based hydroponic supply center and cultivation design innovator with stores in Redding and Trinity Counties. The total consideration for the purchase of Harvest was approximately $8.3 million, including approximately $5.6 million in cash and common stock valued at approximately $2.8 million. Acquired goodwill of approximately $4.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Harvest is included in our Retail segment.
On July 19, 2021, the Company purchased the assets of Aqua Serene, Inc., ("Aqua Serene"), an Oregon corporation which consists of an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was approximately $11.7 million, including approximately $9.9 million in cash and common stock valued at approximately $1.8 million. Acquired goodwill of approximately $7.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Aqua Serene is included in our Retail segment.
On July 3, 2021, the Company purchased the assets of Mendocino Greenhouse & Garden Supply, Inc, ("Mendocino") a Northern California-based hydroponic garden center located in Mendocino, California. The purchase agreement was modified on July 19, 2021 to amend the purchase price. The total consideration for the purchase was approximately $4.0 million in cash. This acquisition allows the Company to expand its footprint in the Northern California. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well established market for the Company. Mendocino is included in our Retail segment.
On August 24, 2021, the Company purchased the assets of Commercial Grow Supply, Inc. ("CGS"), a hydroponic superstore located in Santa Clarita, California. The total consideration for the purchase was approximately $7.2 million, including approximately $6.0 million in cash and common stock valued at approximately $1.3 million. Acquired goodwill of approximately $4.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. CGS is included in our Retail segment.
On August 23, 2021 the Company purchased the assets of Hoagtech Hydroponics, Inc. ("Hoagtech"), a Washington -based corporation consisting of a hydroponic and garden supply center serving the Bellingham, Washington area. The total consideration for the purchase was approximately $3.9 million in cash. The Asset Purchase Agreement contains a contingent payment equal to approximately $0.6 million to be settled in common stock of the Company if this garden supply center reaches $8.0 million in revenue within a 12-month calendar period from the date of close. The Company used a third-party specialist to value this contingent consideration. The probability that the target will be reached was determined to be 5% which resulted in a value of approximately $28.5 thousand of contingent consideration which was added to

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

goodwill. This acquisition expands our footprint in the Pacific Northwest. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Hoagtech is included in our Retail segment.
On October 15, 2021, the Company purchased the assets of Indoor Store, LLC ("All Seasons Gardening"), an indoor-outdoor garden supply center specializing in hydroponics systems, lighting, and nutrients. All Seasons Gardening is the largest hydroponics retailer in New Mexico. The total consideration for the purchase was approximately $0.9 million, including approximately $0.7 million in cash and common stock valued at approximately $0.2 million. Acquired goodwill of approximately $0.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. All Seasons is included in our Retail segment.
On December 31, 2021, the Company purchased the assets of Mobile Media, Inc and MMI Agriculture ("MMI"), a mobile shelving design and build facility. The total consideration for the purchase was approximately $9.1 million, including approximately $8.3 million in cash and common stock valued at approximately $0.8 million. Acquired goodwill of approximately $1.2 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. The measurement of the intangible assets for MMI is still provisional and may be subject to future adjustments as the Company obtains additional information to finalize the accounting for the acquisition. MMI is included in our Distribution and other segment.

The table below represents the allocation of the purchase price to the acquired net assets during 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Inventory	$—	$957	$780	$839	$1,400	$2,450	$326	$372	$824
Prepaids and other current assets	46	12	29	534	36	30	3	—	3
Furniture and equipment	29	63	50	—	315	250	25	94	50
Liabilities	—	—	—	—	—	(169)	—	—	—
Operating lease right of use asset	98	108	861	—	1,079	641	92	137	273
Operating lease liability	(98)	(108)	(861)	—	(1,079)	(641)	(92)	(137)	(273)
Customer relationships	832	339	809	5,712	605	1,256	549	210	634
Trade name	1,530	485	870	1,099	1,192	2,748	344	353	698
Non-compete	139	—	26	—	6	94	36	2	16
Intellectual property	—	—	—	2,065	—	—	—	—	—
Goodwill	8,673	1,702	3,915	6,119	5,728	11,120	866	661	2,126
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$4,351

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Inventory	$1,204	1,696	753	875	751	100	3,530	$16,857
Prepaids and other current assets	7	2	1	1	37	1	—	742
Furniture and equipment	100	500	160	100	144	25	328	2,233
Liabilities	—	—	—	—	(29)	—	(250)	(448)
Operating lease right to use asset	3,782	1,177	408	746	1,569	37	2,332	13,340
Operating lease liability	(3,782)	(1,177)	(408)	(746)	(1,569)	(37)	(2,332)	(13,340)
Customer relationships	1,016	1,235	575	1,382	493	154	2,964	18,765
Trade name	1,392	1,231	414	852	428	117	1,039	14,792
Non-compete	—	11	6	11	3	—	238	588
Intellectual property	—	—	—	—	—	—	—	2,065
Goodwill	4,606	6,976	2,091	4,027	2,105	545	1,202	62,462
Total	$8,325	11,651	4,000	$7,248	3,932	942	9,051	$118,056

The table below represents the consideration paid for the net assets acquired in business combinations.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Cash	$5,973	$2,331	$5,347	$9,902	$4,751	$8,100	$1,738	$1,165	$3,177
Common stock	5,276	1,227	1,132	6,466	4,531	9,679	411	527	1,174
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$4,351

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Cash	$5,561	$9,860	$4,000	$5,976	$3,932	$701	$8,270	$80,784
Common stock	2,764	1,791	—	1,272	—	241	781	37,272
Total	$8,325	$11,651	$4,000	$7,248	$3,932	$942	$9,051	$118,056

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement for the period ended June 30, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Acquisition date	3/19/2021	3/15/2021	3/15/2021	3/12/2021	2/22/2021	2/15/2021	2/1/2021	1/25/2021	3/31/2021
Revenue	$6,105	$2,684	$2,222	$1,880	$3,446	$6,753	$2,779	$2,308	$1,200
Net Income	$324	$365	$314	$518	$547	$1,297	$555	$433	$176

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Acquisition date	5/3/21	7/19/21	7/19/21	8/24/21	8/23/21	10/15/21	12/31/21
Revenue	$1,489	—	—	—	—	—	—	$30,866
Net Income (loss)	$268	—	—	—	—	—	—	$4,797

The following table discloses the pro forma consolidated statement of operations as if the acquisition had been included in the consolidated results of the Company for the six months ended June 30, 2021.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Revenue	$130,504	$229,599
Net income	$12,446	$19,849

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2022, the Company did not have any liabilities associated with indemnities.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

15. SEGMENTS

As discussed in Note 1, at December 31, 2021, the Company had two reportable segments which increased to three at March 31, 2022, based on quantitative and qualitative analyses. The Company now also reports E-commerce as a reportable segment. The Company has three primary reportable segments including retail operations, e-commerce and all other which includes the distribution of proprietary brands to wholesale accounts. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. Shared services and other corporate costs are allocated to individual segments based on that segments profitability.

Retail – As of June 30, 2022, the Company owns and operates a chain of 64 hydroponic/gardening centers focused on serving growers and cultivators. Inclusive of commercial sales organizations selling directly to customers outside of the physical retail network. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for direct shipments of products to garden center locations, pick, pack and ship for our online platforms and direct fulfillment to our commercial customers.

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

Distribution and other – In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular PowerSi line of monosilicic acid products, a widely used nutrient additive for plants. On March 12, 2021, the Company purchased CharCoir, a line of premium coco pots, cubes and medium. On December 31, 2021, the Company purchased the assets of Mobile Media, Inc. (“MMI”), a mobile shelving design and build facility. On February 1, 2022, the Company purchased the assets of Horticultural Rep Group, Inc. (“HRG”), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The Company is in the process of combining the operations and management of these non-retail enterprises. The products these companies provide are integrated into our retail, e-commerce, and direct sales activities and we receive incremental gross profit from the sale of these products. The profit generated from those sales are recorded in our retail and e-commerce segments.

Selected information by segment is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Retail	55,354	108,911	$119,650	$190,138
E-Commerce	3,695	11,986	8,963	17,946
Distribution and other	12,044	4,988	24,247	7,823
Total	$71,093	$125,885	$152,860	$215,907

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit
Retail	$15,601	$30,572	$31,094	$52,473
E-Commerce	709	2,930	2,454	4,927
Distribution and other	3,917	2,211	8,819	3,690
Total	$20,227	$35,713	$42,367	$61,090

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (Loss) from operations
Retail	$(107,103)	$8,647	$(114,286)	$14,905
E-Commerce	(8,607)	(15)	(9,039)	426
Distribution and other	(21,091)	977	(20,697)	2,014
Total	$(136,801)	$9,609	$(144,022)	$17,345

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

OVERVIEW

GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014. GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates an e-commerce platform, www.growgeneration.com, Mobile Media, a vertical racking and storage solutions business, Horticultural Rep Group, a horticultural products sales representative and distributor organization, and PowerSi, CharCoir, and several other proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.

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

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employed approximately 570 employees as of June 30, 2022, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 958,000 square feet of retail and warehouse space.

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

Growth Strategy

Core to our growth strategy is to expand the number of our retail garden centers throughout North America. In addition to the 14 states in which we are currently operating, we have identified new market opportunities in states that include Connecticut, Ohio, Illinois, Pennsylvania, New York, New Jersey, Missouri and Virginia. The Company acquired 23 new locations in 2021 and expects to open additional stores in 2022.
Secondary to this growth strategy is the expansion of distribution and sales capabilities for products that the Company owns, distributes, or represents to independent retail garden centers for resale.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022 and 2021

Net revenue for the three months ended June 30, 2022 was approximately $71.1 million, compared to $125.9 million for the three months ended June 30, 2021, a decrease of approximately $54.8 million or 44%. The decrease was attributed to a decrease of approximately $59.3 million related to same store sales, which represented a decrease of 56.9% year over year. Overall sales in our retail segment declined from $108.9 million to $55.4 million. Distributed sales were $12.0 million for the three months ended June 30, 2022, up 141% year-over-year. E-commerce sales decreased from $12.0 million for the three months ended June 30, 2021 to $3.7 million for the three months ended June 30, 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022 was approximately $50.9 million, compared to approximately $90.2 million for the three months ended June 30, 2021, a decrease of approximately $39.3 million or 44%. The decrease in cost of goods sold was primarily due to the 44% decrease in sales comparing the three months ended June 30, 2022 to the three months ended June 30, 2021.

Gross Profit

Gross profit was approximately $20.2 million for the three months ended June 30, 2022, compared to approximately $35.7 million for the three months ended June 30, 2021, a decrease of approximately $15.5 million or 43%. The decrease in gross profit is primarily related to the 44% decrease in revenues comparing the three months ended June 30, 2022 to the three months ended June 30, 2021. Gross profit as a percentage of revenues was 28.5% for the three months ended June 30, 2022, compared to 28.4% for the three months ended June 30, 2021. Gross profit in our retail segment declined from $30.6 million for the three months ended June 30, 2021 to $15.6 million for the same period in 2022. Gross profit from distributed sales was $3.9 million for the three months ended June 30, 2022 up from $2.2 million for the same period in 2021. Gross profit from e-commerce revenue was $0.7 million for the three months ended June 30, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $157.0 million for the three months ended June 30, 2022 and approximately $26.1 million for the three months ended June 30, 2021, an increase of approximately $130.9 million or 502%. The increase in operating expenses is primarily attributable to the impairment loss of $127.8 million recorded during the three months ended June 30, 2022.

Store operating costs were approximately $13.8 million for the three months ended June 30, 2022, compared to $12.6 million for the three months ended June 30, 2021, an increase of $1.1 million or 9%. The increase in store operating costs was directly attributable to the addition of 23 locations that were added during 2021, including seven stores that were added subsequent to June 30, 2021.

Total corporate overhead, which is comprised of Selling, general, and administrative expense and Depreciation and amortization expense, was approximately $15.4 million for the three months ended June 30, 2022, compared to $13.5 million for the three months ended June 30, 2021, an increase of $2.0 million or 14%. Selling, general, and administrative costs were approximately $10.6 million for the three months ended June 30, 2022, compared to approximately $10.6 million for the three months ended June 30, 2021. Salaries expense decreased to $5.4 million from $5.6 million primarily due to a decrease in corporate staff. General administrative expenses increased to $4.1 million for the three months ended June 30, 2022 from $3.0 million for the same period in 2021 to support expanding operations.

Impairment loss was approximately $127.8 million for the three months ended June 30, 2022 following goodwill impairment testing performed as a result of, the Company’s market capitalization falling below total net assets. In addition, financial performance continued to weaken during the quarter. Refer to Critical Accounting Policies, Judgements, and Estimates and Note 8, Goodwill and Intangible Assets.

Other Income/Expense

Total other income was approximately $0.1 million for the three months ended June 30, 2022, compared to expense of $24 thousand for the three months ended June 30, 2021. This increase is primarily attributable to a gain recorded in the three months ended June 30, 2022 related to an earnout revaluation adjustment related to The Harvest Company acquisition.

Segment Operating Income

Operating income in our retail segment dropped from $8.6 million to an operating loss of $107.1 million as a result of impairment expense, lower sales volume, lower gross margins and higher expenses at existing stores combined with operating losses at seven stores not in operation in the same period in 2021, including acquired and new retail locations. Operating income in our e-commerce segment declined from a loss of $15.0 thousand to a loss of $8.6 million, as a result of impairment expense, lower revenue and higher operating expenses as well as integration costs of Agron.IO that was consolidated with our core e-commerce webstore in the period. Operating income in all other decreased to a loss of $21.1 million in the three months ended June 30, 2022 compared to income of $1.0 million in the three months ended June 30, 2021.

Income Taxes

Income tax benefit was $0.3 million for the three months ended June 30, 2022, compared to income tax expense of $2.9 million for the three months ended June 30, 2021. Effective tax rate is impacted by differences in timing of expenses for share based compensation, depreciation, amortization and the impact of 162(m) on deductible wages. As such, the Company’s taxable income varies from reported income in a material way.The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the three months ended June 30, 2022 was approximately $136.4 million, compared to net income of approximately $6.7 million for the three months ended June 30, 2021, a decrease of approximately $143.1 million.

Comparison of the six months ended June 30, 2022 and 2021

Net revenue for the six months ended June 30, 2022 was approximately $152.9 million, compared to $215.9 million for the six months ended June 30, 2021, a decrease of approximately $63.0 million or 29%. The decrease was attributed to a decrease of approximately $85.5 million related to same store sales, which represented an approximate 48.0% decrease year over year. Overall sales in our retail segment declined from $190.1 million for the six months ended June 30, 2021, to $119.7 million for the same period in 2022. Distributed sales were $24.2 million. E-commerce sales decreased from $17.9 million for the six months ended June 30, 2021, to $9.0 million for the same period in 2022.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022 was approximately $110.5 million, compared to approximately $154.8 million for the six months ended June 30, 2021, a decrease of approximately $44.3 million or 29%. The decrease in cost of goods sold was primarily due to the 29% decrease in sales comparing the six months ended June 30, 2022 to the six months ended June 30, 2021.

Gross Profit

Gross profit was approximately $42.4 million for the six months ended June 30, 2022, compared to approximately $61.1 million for the six months ended June 30, 2021, a decrease of approximately $18.7 million or 31%. The decrease in gross profit is primarily related to the 29% decrease in revenues comparing the six months ended June 30, 2022 to the six months ended June 30, 2021. Gross profit as a percentage of revenues was 27.7% for the six months ended June 30, 2022, compared to 28.3% for the six months ended June 30, 2021. Gross profit in our retail segment declined from $52.5 million for the six months ended June 30, 2021, to $31.1 million for the same period in 2022. Gross profit from distributed sales increased to $8.8 million for the six months ended June 30, 2022 compared to $3.7 million for the six months ended June 30, 2021. Gross profit from our e-commerce segment was $2.5 million for the six months ended June 30, 2022 compared to $4.9 million for the six months ended June 30, 2021.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $186.4 million for the six months ended June 30, 2022 and approximately $43.7 million for the six months ended June 30, 2021, an increase of approximately $142.6 million or 326%. The increase in operating expenses is primarily attributable to the impairment loss of $127.8 million recorded during the six months ended June 30, 2022.

Store operating costs were approximately $28.3 million for the six months ended June 30, 2022, compared to $20.8 million for the six months ended June 30, 2021, an increase of $7.5 million or 36%. The increase in store operating costs was directly attributable to the addition of 23 locations that were added during 2021, including seven stores that were added subsequent to June 30, 2021.

Total corporate overhead, which is comprised of Selling, general, and administrative expense and Depreciation and amortization expense, was approximately $30.3 million for the six months ended June 30, 2022, compared to $22.9 million for the six months ended June 30, 2021, an increase of $7.3 million or 32%. Selling, general, and administrative costs were approximately $21.0 million for the six months ended June 30, 2022, compared to approximately $18.0 million for the six months ended June 30, 2021. Salaries expense increased to $10.6 million for the six months ended June 30, 2022, from $9.6 million for the same period in 2021, primarily due to an increase in corporate staff. General administrative expenses increased to $7.7 million for the six months ended June 30, 2022, from $5.1 million for the same period in 2021, to support expanding operations.

Impairment loss was approximately $127.8 million for the six months ended June 30, 2022 following goodwill impairment testing performed as a result of, the Company’s market capitalization falling below total net assets. In addition, financial performance continued to weaken during the quarter. Refer to Critical Accounting Policies, Judgements, and Estimates and Note 8, Goodwill and Intangible Assets.

Other Income/Expense

Total other income was approximately $0.5 million for the six months ended June 30, 2022, compared to expense of $12.0 thousand for the six months ended June 30, 2021. This increase is primarily attributable to a gain recorded during the six months ended June 30, 2022, related to an earnout revaluation adjustment related to The Harvest Company acquisition.

Segment Operating Income

Operating income in our retail segment dropped from $14.9 million to an operating loss of $114.3 million as a result of lower sales volume and higher expenses at existing stores combined with operating losses at nine stores not in operation in the same period in 2021, including acquired and new retail locations. Operating income in our e-commerce segment declined from $0.4 million for the six months ended June 30, 2021 to a loss of $9.0 million for the same period in 2022, as a result of lower revenue and higher operating expenses as well as integration costs of Agron.IO that was consolidated with our core e-commerce webstore in the six months ended June 30, 2022. Operating income in all other decreased to a loss of $20.7 million in the six months ended June 30, 2022 compared to income of $2.0 million in the six months ended June 30, 2021.

Income Taxes

Income tax benefit was $1.9 million for the six months ended June 30, 2022, compared to income tax expense of $4.5 million for the six months ended June 30, 2021. Effective tax rate is impacted by differences in timing of expenses for share based compensation, depreciation, amortization and the impact of 162(m) on deductible wages. As such, the Company’s taxable income varies from reported income in a material way.The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the six months ended June 30, 2022 was approximately $141.6 million, compared to net income of approximately $12.9 million for the six months ended June 30, 2021, a decrease of approximately $154.4 million.

Operating Activities

Net cash provided by operating activities for six months ended June 30, 2022 was approximately $1.6 million compared to $2.3 million provided for the six months ended June 30, 2021. The Company reduced prepaid inventory by $8.5 million in the current year as well as inventory by $10.7 million, which was more that offset by payments for accounts payable and deferred compensation, including annual cash bonuses.

Net cash provided by investing activities was approximately $14.2 million for the six months ended June 30, 2022 compared to cash used of approximately $111.1 million for the six months ended June 30, 2021. Investing activities in 2022 were primarily attributable to the maturity of marketable securities of $29.8 million partially offset by acquisitions of $6.8 million and vehicles and store equipment purchases of $8.8 million. Investing activities for the six months ended June 30, 2021 were primarily related to store acquisitions of $48.0 million, purchase of marketable securities of $57.4 million, the purchase of vehicles and store equipment to support new store operations of $4.4 million, and intangible assets of $1.3 million.

Net cash used in financing activities for the six months ended June 30, 2022 was approximately $1.5 million and was primarily attributable to common stock withheld for employee payroll taxes. Net cash used by financing activities for six months ended June 30, 2021 was $1.9 million and was primarily attributable to stock redemptions.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,
	2022	2021
	(000)	(000)
Net income	$(136,379)	$6,713
Income taxes	(283)	2,920
Interest	10	4
Depreciation and amortization	4,783	2,917
EBITDA	$(131,869)	$12,554
Impairment loss	127,831	—
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,106	1,914
Adjusted EBITDA	$(2,932)	$14,468

Adjusted EBITDA per share, basic	$(0.05)	$0.24
Adjusted EBITDA per share, diluted	$(0.05)	$0.24

	Six Months Ended June 30,
	2022	2021
	(000)	(000)
Net income	$(141,556)	$12,860
Income taxes	(1,919)	4,473
Interest	13	6
Depreciation, and amortization	9,289	4,971
EBITDA	$(134,173)	$22,310
Impairment loss	127,831	—
Share based compensation (option compensation, warrant compensation, stock issued for services)	2,689	3,241
Adjusted EBITDA	$(3,653)	$25,551

Adjusted EBITDA per share, basic	$(0.06)	$0.44
Adjusted EBITDA per share, diluted	$(0.06)	$0.43

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had working capital of approximately $150.0 million, compared to working capital of approximately $169.8 million as of December 31, 2021, a decrease of approximately $19.8 million. The decrease in working capital from December 31, 2021 to June 30, 2022 was due primarily to a decrease in marketable securities, inventory and prepaid inventory partially offset by decreases in current liabilities. At June 30, 2022, we had cash and cash equivalents of approximately $55.6 million and available for sale debt securities of $10.0 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States and building our store and brand portfolio through organic growth and acquisitions. Based on our strategy we may need to raise additional capital in the future through equity offerings and/or debt financings. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

Critical Accounting Policies, Judgements and Estimates

Business Combinations

Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements included in Part II. Item 8 of our Form 10-K for the year ended December 31, 2021 describes the significant accounting policies used in preparation of these consolidated financial statements. We believe the following critical accounting policy and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgement to account for highly uncertain matters or are susceptible to significant change. In each of these areas, management makes estimates based on historical results, current trends and future projections. Therefore, these are considered to be our critical accounting policies and estimates.

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

The Company has financial liabilities resulting from our business combinations, including contingent consideration arrangements. We estimate the fair value of these financial liabilities using Level 3 inputs that require the use of numerous assumptions, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at an acquisition date and in subsequent periods involves significant judgements, including projecting the future financial performance of the acquired businesses. The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions. Changes in the fair value of these financial liabilities are recorded in the Consolidated Statements of Operations within other income (expense).

Impairment of Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management's judgments and assumptions or third-party valuations. For goodwill impairment testing purposes, the Company determined four reporting units, three of which were subject to a quantitative assessment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 13% to 16% at June 30, 2022) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment test and on the Company's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. As a result of the tests, the Company recorded an impairment to goodwill during the second quarter of 2022. Refer to Note 8, "Goodwill and Intangible Assets," of the notes to the condensed consolidated financial statements for additional information.

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment tests. During the second quarter of 2022, the Company concluded it had a triggering event. The Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which is contrary to prior experience. Management reassessed business performance expectations, following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, inflation, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for finite-lived intangible assets at the asset group level and goodwill at the reporting unit level. These impairments were measured either under an income approach utilizing forecasted discounted cash flows to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value intangible assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement," and primarily consist of expected future operating margins and cash flows, weighted average cost of capital rates (13.3%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability declines as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 8, "Goodwill and Intangible Assets," of the notes to the condensed consolidated financial statements for additional information.

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
As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of June 30, 2022, our disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2021 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weaknesses in Control Activities

The following were material weaknesses in control activities as of December 31, 2021, several of which also were determined to be the material weaknesses at December 31, 2020 and still exist in the control environment as of June 30, 2022:

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

During the review process related to the six months ended June 30, 2022, the Company identified a material weakness in one of the Company’s internal controls related to the review of valuations. Specifically, in the second quarter of 2022, there were ineffective controls regarding valuations, inclusive of appropriate valuation model inputs and appropriate forecasting for prospective financial information.

Deficiencies in control activities contributed to material accounting errors identified and corrected through 2022 and prior years. These corrected design deficiencies in control activities were previously considered to contribute to the potential for there to have been material accounting errors in multiple financial statement account balances and disclosures.

The Company is in the process of remediating the above material weakness for 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, except as noted above, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of remediation plans to address the material weaknesses discussed above.
Material Weakness Remediation Plan and Status
Our remediation efforts are ongoing and we will continue our initiatives to implement and document policies, procedures, and internal controls. In 2021, the Company completed the following remedial actions:

•In 2021 and into 2022, the Company hired and trained additional resources within the accounting and financial reporting departments to review the accounting for warrant compensation accounting, share-based compensation accounting, and rebates.
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
Remediation of the identified material weaknesses and strengthening our internal control environment has continued during the period ended June 30, 2022 and will continue throughout 2022 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2022.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeff Lasher
Jeff Lasher, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)