Form 10-Q
period 2022-09-30
GrowGeneration Corp.
filed 2022-11-07
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2022
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

As of November 2, 2022 there were 60,929,095 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$71,060	$41,372
Marketable securities	—	39,793
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $0.6 million at September 30, 2022 and December 31, 2021	10,147	5,741
Notes receivable, current, net of allowance for doubtful accounts of $1.3 million and $0.5 million at September 30, 2022 and December 31, 2021	1,247	2,440
Inventory	89,080	105,571
Prepaid income taxes	6,339	5,856
Prepaids and other current assets	5,495	16,116
Total current assets	183,368	216,889

Property and equipment, net	29,846	24,116
Operating leases right-of-use assets	44,510	43,730
Intangible assets, net	32,611	48,402
Goodwill	15,843	125,401
Other assets	886	800
TOTAL ASSETS	$307,064	$459,338

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,133	$17,033
Accrued liabilities	1,984	2,044
Payroll and payroll tax liabilities	4,394	7,440
Customer deposits	5,390	11,686
Sales tax payable	1,601	1,923
Current maturities of lease liability	7,970	6,858
Current portion of long-term debt	89	92
Total current liabilities	37,561	47,076
Commitments and contingencies (Note 14)
Deferred tax liability	193	2,359
Operating lease liability, net of current maturities	38,588	38,546
Long-term debt, net of current portion	—	66
Other long-term liabilities	111	—
Total liabilities	76,453	88,047

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 60,859,674 and 59,928,564 shares issued and outstanding as of September 30, 2022 and December 31, 2021	61	60
Additional paid-in capital	369,164	361,087
Retained earnings (deficit)	(138,614)	10,144
Total stockholders’ equity	230,611	371,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,064	$459,338

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$70,850	$116,003	$223,710	$331,910
Cost of sales (exclusive of depreciation and amortization shown below)	52,516	81,940	163,009	236,757
Gross profit	18,334	34,063	60,701	95,153

Operating expenses:
Store operations and other operational expenses	13,585	14,842	41,884	35,648
Selling, general, and administrative	8,796	10,530	28,164	28,102
Bad debt expense	172	477	1,774	873
Depreciation and amortization	3,875	3,539	13,164	8,510
Impairment loss	—	—	127,831	—
Total operating expenses	26,428	29,388	212,817	73,133

Income (Loss) from operations	(8,094)	4,675	(152,116)	22,020

Other income (expense):
Other income (expense)	34	78	547	32
Interest income	143	395	190	435
Interest expense	(3)	(25)	(16)	(31)
Total non-operating income (expense), net	174	448	721	436

Net income (loss) before taxes	(7,920)	5,123	(151,395)	22,456

Benefit (provision) for income taxes	718	(1,096)	2,637	(5,569)

Net income (loss)	$(7,202)	$4,027	$(148,758)	$16,887

Net income (loss) per share, basic	$(0.12)	$0.07	$(2.45)	$0.29
Net income (loss) per share, diluted	$(0.12)	$0.07	$(2.45)	$0.28

Weighted average shares outstanding, basic	60,855	58,531	60,771	58,994
Weighted average shares outstanding, diluted	60,855	59,490	60,771	60,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)
(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	60,782	$61	$368,077	$(131,412)	$236,726
Common stock issued for share based compensation	78	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(17)	—	(17)
Share based compensation	—	—	1,104	—	1,104
Net income (loss)	—	—	—	(7,202)	(7,202)
Balances, September 30, 2022	60,860	$61	$369,164	$(138,614)	$230,611

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	59,562	$60	$353,575	$10,218	$363,853
Common stock issued upon cashless warrant exercise	5	—	—	—	—
Common stock issued upon exercise of options	8	—	22	—	22
Common stock issued upon cashless exercise of options	47	—	—	—	—
Common stock issued in connection with business combinations	87	—	3,063	—	3,063
Common stock issued for share-based compensation	61	—	220	—	220
Share based compensation	—	—	1,722	—	1,722
Net income (loss)	—	—	—	4,027	4,027
Balances, September 30, 2021	59,770	$60	$358,602	$14,245	$372,907

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291
Common stock issued in connection with business combination	650	1	5,749	—	5,750
Common stock issued for share based compensation	255	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(1,465)	—	(1,465)
Share based compensation	—	—	3,793	—	3,793
Common stock issued upon cashless exercise of options	12	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Net income (loss)	—	—	—	(148,758)	(148,758)
Balances, September 30, 2022	60,860	$61	$369,164	$(138,614)	$230,611

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	57,152	$57	$319,582	$(2,642)	$316,997
Common stock issued upon warrant exercise	256	—	335	—	335
Common stock issued upon cashless warrant exercise	657	1	(1)	—	—
Common stock issued upon exercise of options	469	1	1,753	—	1,754
Common stock issued upon cashless exercise of options	325	—	—	—	—
Common stock issued in connection with business combinations	736	1	36,250	—	36,251
Common stock issued for assets	300	—	—	—	—
Common stock issued for services	(90)	—	—	—	—
Common stock issued for share based compensation	(35)	—	(3,734)	—	(3,734)
Share based compensation	—	—	4,417	—	4,417
Net income (loss)	—	—	—	16,887	16,887
Balances, September 30, 2021	59,770	$60	$358,602	$14,245	$372,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except shares and per share amounts)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(148,758)	$16,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,164	8,510
Stock-based compensation expense	3,980	5,347
Bad debt expense, net of recoveries	1,774	873
Gain on asset disposition	629	—
Impairment loss	127,831	—
Deferred taxes	(2,166)	1,601
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	(4,987)	(8,397)
Inventory	20,622	(46,030)
Prepaid expenses and other assets	10,718	(18,960)
Accounts payable and accrued liabilities	(2,405)	26,338
Operating leases	374	1,013
Payroll and payroll tax liabilities	(3,046)	4,050
Customer deposits	(7,538)	8,419
Sales tax payable	(322)	2,215
Net cash provided by (used in) operating activities	9,870	1,866
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,806)	(71,813)
Purchase of marketable securities	—	(75,000)
Maturities from marketable securities	39,793	45,039
Purchase of property and equipment	(11,635)	(10,756)
Purchase of intangibles	—	(2,311)
Net cash provided by (used in) investing activities	21,352	(114,841)
Cash flows from financing activities:
Principal payments on long term debt	(69)	(38)
Common stock withheld for employee payroll taxes	(1,465)	(3,954)
Proceeds from the sale of common stock and exercise of warrants, net of expenses	—	2,090
Net cash provided by (used in) financing activities	(1,534)	(1,902)
Net change	29,688	(114,877)
Cash and cash equivalents at the beginning of period	41,372	177,912
Cash and cash equivalents at the end of period	$71,060	$63,035

Supplemental disclosures of non-cash activities:
Cash paid for interest	$16	$31
Common stock issued for business combination	$5,750	$36,250
Right of use assets acquired under new operating leases	$6,221	$26,115
Indemnity holdback from business acquisition	$875	0
Cash paid for income taxes	$—	$4,275

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corp.
Notes To Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
1.GENERAL

GrowGeneration Corp. (the “Company”, “we”, or “our”) is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, ventilation systems, and accessories for hydroponic gardening. As of September 30, 2022, the Company owns and operates a chain of 61 retail hydroponic/gardening stores across 15 states, an online e-commerce platform, and proprietary brands and private label brands that we market grow through our platforms and other wholesale customers. The Company’s plan is to continue to acquire, open and operate hydroponic/gardening stores and related businesses throughout the United States.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no significant changes to our significant accounting policies as disclosed in our 2021 Form 10-K. The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

Risk and Uncertainties

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility that may negatively affect our business operations and financial results. As a result, if the pandemic or its effects persist or worsen, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time). Although the COVID-19 pandemic to date has resulted in supply chain delays of our inventory, higher operating costs and increased shipping costs, among other impacts, we have experienced minimal business interruption as a result of the COVID-19 pandemic. As events surrounding the COVID-19 pandemic can change rapidly we cannot predict how it may disrupt our operations or the full extent of the disruption.

Immaterial out-of-period adjustments

During the nine months ended September 30, 2022, the Company recorded an immaterial out-of-period adjustment that impacted the prior year Consolidated Balance Sheets. The adjustment related to a change in the calculation of operating lease right-of-use assets and operating lease liabilities. This adjustment corrected an understatement of operating lease right-of-use assets of $1.3 million and an understatement of operating lease liabilities of $1.3 million as of December 31, 2021 during the period ended September 30, 2022. The Company assessed the materiality of this adjustment on the previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the changes were not material to any of the previously issued consolidated financial statements.

During the nine months ended September 30, 2022, the Company identified an omission regarding the disclosure of reportable segments under ASC 280 related to the year ended December 31, 2021. During the year ended December 31, 2021 the Company inappropriately reported a single segment, aggregating multiple operating segments. The impact at September 30, 2021 was that $41.0 million of revenue, $13.7 million of gross margin, and $3.1 million of operating income should have been reported as a separate “Distribution and other segment.” The Company assessed the materiality of this omission on the previously issued interim and annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the omission was not material to any of the previously issued consolidated financial statements and began reporting segments results in accordance with ASC 280 on a prospective basis starting with the quarter ended March 31, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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

	Level	September 30, 2022	December 31, 2021
Marketable securities	2	$—	$39,793

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. ASU No. 2016-13 was effective January 1, 2020. The Company is in the process of evaluating the impact of this standard.

Refer to Note 3 to the Consolidated Financial Statements reported in Form 10-K for the year ended December 31, 2021 for recently issued accounting pronouncements that are pending adoption.

4.REVENUE RECOGNITION

The following table disaggregates revenue by source:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Sales at company owned stores	$47,948	$100,799	$167,598	$290,937
Distribution and other	19,829	4,696	44,076	12,519
E-commerce sales	3,073	10,508	12,036	28,454
Total Net Sales	$70,850	$116,003	$223,710	$331,910

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, September 30, 2022	10,147	5,390
Increase (decrease)	$4,406	$(6,296)

Opening balance, January 1, 2021	$3,901	$5,155
Closing balance, September 30, 2021	6,953	13,743
Increase (decrease)	$3,052	$8,588

Of the total amount of customer deposit liability as of January 1, 2022, $11.1 million was reported as revenue during the nine months ended September 30, 2022. Of the total amount of customer deposit liability as of January 1, 2021, $3.7 million was reported as revenue during the nine months ended September 30, 2021.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

5.PROPERTY AND EQUIPMENT

	September 30, 2022	December 31, 2021
Vehicles	$2,432	$2,258
Building	2,121	1,187
Leasehold improvements	11,502	9,186
Furniture, fixtures and equipment	12,909	10,992
Capitalized software	2,580	4,753
Construction-in-progress	10,665	2,948
Total property and equipment, gross	42,209	31,324
Accumulated depreciation	(12,363)	(7,208)
Property and equipment, net	$29,846	$24,116

Depreciation expense for the three and nine months ended September 30, 2022 was $1.7 million and $5.4 million. Depreciation expense for the three and nine months ended September 30, 2021 was $0.9 million and $2.4 million.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

6. GOODWILL AND INTANGIBLE ASSETS

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

The changes in goodwill are as follows:

	September 30, 2022	December 31, 2021
Balance, beginning of period	$125,401	$62,951
Goodwill additions and measurement period adjustments	7,099	62,450
Impairment	(116,657)	—
Balance, end of period	$15,843	$125,401

The goodwill balance and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value December 31, 2020	$55,180	$2,911	$4,860	$62,951
Acquisitions & measurement period adjustments	47,583	8,748	6,119	62,450
Gross carrying value December 31, 2021	102,763	11,659	10,979	125,401
Acquisitions & measurement period adjustments	331	(341)	7,109	7,099
Gross carrying value, September 30, 2022	$103,094	$11,318	$18,088	$132,500

Accumulated impairment losses December 31, 2020	$—	$—	$—	$—
Impairment	—	—	—	—
Accumulated impairment losses December 31, 2021	—	—	—	—
Impairment	(103,094)	(9,848)	(3,715)	(116,657)
Accumulated impairment losses September 30, 2022	$(103,094)	$(9,848)	$(3,715)	$(116,657)

Net carrying value at December 31, 2021	$102,763	$11,659	$10,979	$125,401
Net carrying value at September 30, 2022	$—	$1,470	$14,373	$15,843

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

A summary of intangible assets is as follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of September 30, 2022
(in years)
Trade names	3.43
Patents	3.34
Customer relationships	4.75
Non-competes	2.11
Intellectual property	3.42
Total	3.64

Intangible assets consist of the following:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,774	$(9,254)	$19,520
Patents	100	(52)	48
Customer relationships	17,102	(5,909)	11,193
Non-competes	932	(493)	439
Intellectual property	2,065	(654)	1,411
Total	$48,973	$(16,362)	$32,611

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,300	$(4,948)	$23,352
Patents	100	(42)	58
Customer relationships	25,175	(3,055)	22,120
Non-competes	1,384	(233)	1,151
Intellectual property	2,065	(344)	1,721
Total	$57,024	$(8,622)	$48,402

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Intangibles and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value December 31, 2020	17,635	—	3,481	21,116
Acquisitions & measurement period adjustments	20,190	2,501	13,217	35,908
Gross carrying value December 31, 2021	37,825	2,501	16,698	57,024
Acquisitions & measurement period adjustments	(58)	—	3,181	3,123
Gross carrying value, September 30, 2022	37,767	2,501	19,879	60,147

Accumulated amortization December 31, 2020	(540)	—	(27)	(567)
Amortization	(5,745)	(354)	(1,956)	(8,055)
Accumulated amortization December 31, 2021	(6,285)	(354)	(1,983)	(8,622)
Amortization	(4,720)	(348)	(2,672)	(7,740)
Accumulated amortization September 30, 2022	(11,005)	(702)	(4,655)	(16,362)

Accumulated impairment losses December 31, 2020	—	—	—	—
Impairments	—	—	—	—
Accumulated impairment losses December 31, 2021	—	—	—	—
Impairments	(11,079)	(95)	—	(11,174)
Accumulated impairment losses September 30, 2022	(11,079)	(95)	—	(11,174)

Net carrying value at December 31, 2021	31,540	2,147	14,715	48,402
Net carrying value at September 30, 2022	15,683	1,704	15,224	32,611

Amortization expense for the three and nine months ended September 30, 2022 was $2.2 million and $7.7 million. Amortization expense for the three and nine months ended September 30, 2021 was $2.6 million and $6.1 million.

Future amortization expense is as follows:
2022, remainder	$2,196
2023	8,785
2024	8,668
2025	8,295
2026	3,532
Thereafter	1,135
Total	$32,611

7. INCOME TAXES

For the three months ended September 30, 2022, the effective tax rate is 9.07% which decreased from 21.39% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the effective tax rate is 1.74%, which decreased from 24.80% at September 30, 2021. The decrease in the effective tax rate is primarily due to the Company recording a valuation allowance against deferred tax assets. The effective tax rate for the nine months ended September 30, 2022 is lower than the US federal statutory rate of 21.0%, which is also primarily due to the Company recording a valuation allowance against deferred tax assets. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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

	September 30, 2022	December 31, 2021
Right of use assets, operating lease assets	$44,510	$43,730

Current lease liability	$7,970	$6,858
Non-current lease liability	38,588	38,546
Total lease liability	$46,558	$45,404

	September 30, 2022	September 30, 2021
Weighted average remaining lease term	6.68 years	6.89 years
Weighted average discount rate	5.5%	6.5%

	Three Months Ended September 30,
	2022	2021
Operating lease costs	$2,615	2,139
Variable lease costs	664	—
Short-term lease costs	69	103
Total operating lease costs	$3,348	$2,242

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Nine Months Ended September 30,
	2022	2021
Operating lease costs	$8,060	$5,687
Variable lease costs	2,004	—
Short-term lease costs	306	1,212
Total operating lease costs	$10,370	$6,899

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2022:

2022 (remainder of the year)	$2,614
2023	10,121
2024	8,971
2025	7,914
2026	6,291
Thereafter	20,041
Total lease payments	55,952
Less: Imputed interest	(9,394)
Lease Liability at September 30, 2022	$46,558

9. SHARE BASED PAYMENTS

The Company maintains long-term incentive plans for employees, non-employee members of our Board of Directors and consultants. The plans allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards).

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share-based payments in the form of common stock warrants to non-employees.

The following table presents share-based payment expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted stock	$951	$1,576	$2,902	$3,511
Stock options	—	162	59	721
Warrants	340	368	1,019	1,115
Total	$1,291	$2,106	$3,980	$5,347

As of September 30, 2022, the Company had approximately $5.7 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 3.3 years. As of September 30, 2022, the Company also had approximately $1.5 million of unamortized share-based compensation for common stock warrants issued to consultants, which is expected to be recognized over a weighted average period of 1.3 years.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Restricted stock activity for the nine months ended September 30, 2022 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	483,750	$20.19
Granted	983,749	$9.21
Vested	(294,566)	$9.94
Forfeited	(500,350)	$20.05
Nonvested, September 30, 2022	672,583	$6.07

The table below summarizes all option activity under all plans during the nine months ended September 30, 2022:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2021	906,425	$4.38	2.85	$2.45
Granted	—	—	—	—
Exercised	(26,000)	4.14	—	1.92
Forfeited or expired	(247,427)	5.36	—	2.97
Outstanding at September 30, 2022	632,998	$4.01	2.07	$2.26
Options vested at September 30, 2022	632,998	$4.01	2.07	$2.26

A summary of the status of the Company’s outstanding stock purchase warrants for the nine months ended September 30, 2022 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	330,884	$22.14
Issued	—	—
Exercised	(48,387)	3.50
Forfeited	—	—
Outstanding at September 30, 2022	282,497	$25.33

Liability Awards

In August 2022, the Company issued certain stock awards classified as liabilities based on the guidance set forth at ASC 480-10-25 and ASC 718-10-25. These awards entitle the employees to receive a specified dollar value of common stock on future dates ranging from June 15, 2023, through June 15, 2025. The awards generally vest over three years subject to the employee’s continued employment. The aggregate face value of these awards as of September 30, 2022 amounted to $5.3 million.

The Company recognizes compensation expense for these awards over the requisite service period. The expense related to the liability awards for the period ended September 30, 2022 was $0.2 million; the corresponding liability is included in accrued liabilities and other long-term liabilities on the Company’s balance sheet as of September 30, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021
Net income (loss)	$(7,202)	$4,027
Weighted average shares outstanding, basic	60,855	58,531
Effect of dilution	—	959
Adjusted weighted average shares outstanding, dilutive	60,855	59,490
Basic earnings (loss) per share	$(0.12)	$0.07
Dilutive earnings (loss) per share	$(0.12)	$0.07

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net income (loss)	$(148,758)	$16,887
Weighted average shares outstanding, basic	60,771	58,994
Effect of dilution	—	1,114
Adjusted weighted average shares outstanding, dilutive	60,771	60,108
Basic earnings (loss) per share	$(2.45)	$0.29
Dilutive earnings (loss) per share	$(2.45)	$0.28

The following potentially outstanding restricted stock and stock options were excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three Months Ended
	September 30, 2022	September 30, 2021
Restricted stock	646	—
Stock options	84	—
Total	730	—

	Nine Months Ended
	September 30, 2022	September 30, 2021
Restricted stock	677	—
Stock options	238	—
Total	915	—

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

11. ACQUISITIONS

Our acquisition strategy is primarily to acquire (i) well established profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of purchase price was based upon the preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized, not to exceed one year from the acquisition date. The Company has made adjustments to the preliminary valuations of the acquisitions based on valuation analyses prepared by independent third-party valuation consultants. During the nine months ended September 30, 2022 our measurement period adjustments included increasing goodwill by $1.3 million offset with intangible assets. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Acquisition during the nine months ended September 30, 2022

On February 1, 2022, the Company purchased all of the assets of Horticultural Rep Group, Inc. ("HRG"), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The total consideration for the purchase of the assets of HRG was approximately $13.4 million, including $6.8 million in cash and common stock valued at $5.7 million. The Asset Purchase Agreement also provides for an indemnity holdback to be settled in common stock of the Company valued at $0.9 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. HRG is included in our Distribution and other segment.

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2022.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

The following table discloses the date of the acquisition noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the period ended September 30, 2022. Revenue and earnings amounts include other proprietary brands now being included under HRG for operations.

HRG
Acquisition date	February 1, 2022
Revenue	13,474
Net Income (loss)	(209)

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30, 2021	Nine Months Ended September 30,
		2022	2021
Revenue	$121,391	$235,443	$345,384
Net income (loss)	$3,632	$(149,316)	$16,678

Acquisitions during 2021

On January 25, 2021, the Company purchased all of the assets of Indoor Garden & Lighting, Inc, a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of the assets of Garden & Lighting was approximately $1.7 million, including $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill of approximately $0.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Indoor Garden & Lighting, Inc. is included in our Retail segment.

On February 1, 2021, the Company purchased all of the assets of J.A.R.B., Inc d/b/a Grow Depot Maine, a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of the assets of Grow Depot Maine was approximately $2.1 million, including $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill of approximately $0.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Grow Depot Maine is included in our Retail segment.

On February 15, 2021, the Company purchased all of the assets of Grow Warehouse LLC, a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of the assets of Grow Warehouse LLC was approximately $17.8 million, including $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill of approximately $11.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Grow Warehouse LLC is included in our Retail segment.

On February 22, 2021, the Company purchased all of the assets of San Diego Hydroponics & Organics, a four-store chain of hydroponic and organic garden stores in San Diego, California. The total consideration for the purchase of the assets of San Diego Hydroponics was approximately $9.3 million, including $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately $5.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. San Diego Hydroponics & Organics is included in our Retail segment.

On March 12, 2021, the Company purchased all of the assets of Charcoir Corporation, which sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of the assets of Charcoir was approximately $16.4 million, including $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill of approximately $6.1 million represents the value expected to rise from organic growth and an

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

opportunity to expand into a well-established distribution market for the Company of a proprietary brand. Charcoir is included in our Distribution and other segment.

On March 15, 2021, the Company purchased all of the assets of 55 Hydroponics, a hydroponic and organic superstore located in Santa Ana, California. The total consideration for the purchase of the assets of 55 Hydroponics was approximately $6.5 million, including $5.4 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill of approximately $3.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. 55 Hydroponics is included in our Retail segment.

On March 15, 2021, the Company purchased all of the assets of Aquarius Hydroponics, a hydroponic and organic garden store in Springfield, Massachusetts. The total consideration for the purchase of the assets of Aquarius was approximately $3.6 million, including $2.4 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $1.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Aquarius is included in our Retail segment.

On March 19, 2021, the Company purchased all of the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of the assets of Agron was approximately $11.3 million, including $6.0 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill of approximately $8.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer. Agron is included in our E-commerce segment.
On April 19, 2021, the Company purchased the assets of Grow Depot LLC ("Down River Hydro"), a hydroponic and indoor gardening supply store in Brownstown, Michigan. The total consideration for the purchase of the assets of Down River Hydro was approximately $4.4 million, including approximately $3.2 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Down River Hydro is included in our Retail segment.
On May 24, 2021, the Company purchased the assets of The Harvest Company ("Harvest"), a northern California-based hydroponic supply center and cultivation design innovator with stores in Redding and Trinity Counties. The total consideration for the purchase of the assets of Harvest was approximately $8.3 million, including approximately $5.6 million in cash and common stock valued at approximately $2.8 million. Acquired goodwill of approximately $4.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Harvest is included in our Retail segment.
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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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

The table below represents the allocation of the purchase price to the acquired net assets during 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Inventory	$—	$957	$780	$839	$1,400	$2,450	$326	$372	$824
Prepaids and other current assets	46	12	29	534	36	30	3	—	3
Furniture and equipment	29	63	50	—	315	250	25	94	50
Liabilities	—	—	—	—	—	(169)	—	—	—
Operating lease right of use asset	98	108	861	—	1,079	641	92	137	273
Operating lease liability	(98)	(108)	(861)	—	(1,079)	(641)	(92)	(137)	(273)
Customer relationships	832	339	809	5,712	605	1,256	549	210	634
Trade name	1,530	485	870	1,099	1,192	2,748	344	353	698
Non-compete	139	—	26	—	6	94	36	2	16
Intellectual property	—	—	—	2,065	—	—	—	—	—
Goodwill	8,673	1,702	3,915	6,119	5,728	11,120	866	661	2,126
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$4,351

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Inventory	$1,204	$1,696	$753	$875	$751	$100	$3,530	$16,857
Prepaids and other current assets	7	2	1	1	37	1	—	742
Furniture and equipment	100	500	160	100	144	25	328	2,233
Liabilities	—	—	—	—	(29)	—	(250)	(448)
Operating lease right to use asset	3,782	1,177	408	746	1,569	37	2,332	13,340
Operating lease liability	(3,782)	(1,177)	(408)	(746)	(1,569)	(37)	(2,332)	(13,340)
Customer relationships	1,016	1,235	575	1,382	493	154	2,964	18,765
Trade name	1,392	1,231	414	852	428	117	1,039	14,792
Non-compete	—	11	6	11	3	—	238	588
Intellectual property	—	—	—	—	—	—	—	2,065
Goodwill	4,606	6,976	2,091	4,027	2,105	545	1,202	62,462
Total	$8,325	11,651	4,000	$7,248	3,932	942	9,051	$118,056

The table below represents the consideration paid for the net assets acquired in business combinations.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Cash	$5,973	$2,331	$5,347	$9,902	$4,751	$8,100	$1,738	$1,165	$3,177
Common stock	5,276	1,227	1,132	6,466	4,531	9,679	411	527	1,174
Total	$11,249	$3,558	$6,479	$16,368	$9,282	$17,779	$2,149	$1,692	$4,351

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Cash	$5,561	$9,860	$4,000	$5,976	$3,932	$701	$8,270	$80,784
Common stock	2,764	1,791	—	1,272	—	241	781	37,272
Total	$8,325	$11,651	$4,000	$7,248	$3,932	$942	$9,051	$118,056

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the consolidated income statement for the period ended September 30, 2021.

	Agron	Aquarius	55 Hydro	Charcoir	San Diego Hydro	Grow Warehouse	Grow Depot Maine	Indoor Garden	Downriver
Acquisition date	3/19/2021	3/15/2021	3/15/2021	3/12/2021	2/22/2021	2/15/2021	2/1/2021	1/25/2021	3/31/2021
Revenue	$10,587	$5,555	$4,482	$4,048	$5,525	$10,153	$4,660	$4,508	$2,460
Net Income	$149	$1,145	$393	$723	$839	$1,812	$907	$520	$277

	Harvest	Aquaserene	Mendocino	CGS	Hoagtech	All Seasons	MMI	Total
Acquisition date	5/3/21	7/19/21	7/19/21	8/24/21	8/23/21	10/15/21	12/31/21
Revenue	$4,444	1,590	1,085	447	483	—	—	$60,027
Net Income (loss)	$756	331	158	(1)	36	—	—	$8,045

The following table discloses the pro forma consolidated statement of operations as if the acquisition had been included in the consolidated results of the Company for the nine months ended September 30, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
Revenue	$146,030	$361,937
Net income	$5,299	$23,276

12. COMMITMENTS AND CONTINGENCIES

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2022, the Company did not have any liabilities associated with indemnities.

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
September 30, 2022

13. SEGMENTS

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

Retail – As of September 30, 2022, the Company owns and operates a chain of 61 hydroponic/gardening centers focused on serving growers and cultivators. Inclusive of commercial sales organizations selling directly to customers outside of the physical retail network. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for direct shipments of products to garden center locations, pick, pack and ship for our online platforms and direct fulfillment to our commercial customers.

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

Distribution and other – In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular PowerSi line of monosilicic acid products, a widely used nutrient additive for plants. On March 12, 2021, the Company purchased Charcoir, a line of premium coco pots, cubes and medium. On December 31, 2021, the Company purchased the assets of Mobile Media, Inc. ("MMI"), a mobile shelving design and build facility. On February 1, 2022, the Company purchased the assets of Horticultural Rep Group, Inc. ("HRG"), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The Company is in the process of combining the operations and management of these non-retail enterprises. The products these companies provide are integrated into our retail, e-commerce, and direct sales activities and we receive incremental gross profit from the sale of these products. The profit generated from those sales are recorded in our retail and e-commerce segments.

Selected information by segment is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Retail	$47,948	$100,799	$167,598	$290,937
E-Commerce	3,073	10,508	12,036	28,454
Distribution and other	19,829	4,696	44,076	12,519
Total	$70,850	$116,003	$223,710	$331,910

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit
Retail	$10,354	$28,998	$41,448	$81,471
E-Commerce	826	3,295	3,280	8,222
Distribution and other	7,154	1,770	15,973	5,460
Total	$18,334	$34,063	$60,701	$95,153

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (Loss) from operations
Retail	$(23,653)	$4,041	$(137,939)	$18,946
E-Commerce	(2,830)	(30)	(11,869)	396
Distribution and other	18,389	664	(2,308)	2,678
Total	$(8,094)	$4,675	$(152,116)	$22,020
14. SUBSEQUENT EVENTS

Subsequent Events

In October 2022, the Company invested approximately $32.0 million in three to six-month corporate bonds and treasury bills.

On October 12, 2022, the Company purchased certain assets from V&W Ag Consulting, LLC )(“VW”). VW develops, formulates, procures, sells, and distributes products for the horticulture and agricultural industries. The total consideration for the purchase was common stock worth approximately $0.3 million, including an indemnity holdback payment of common stock worth approximately $0.1 million.

On November 7, 2022, the Company purchased the inventory, customer list, and certain other assets of Warson Hydro Partners, LLC d/b/a St. Louis Hydroponic Company (“St. Louis Hydro”). The Company also entered into a short-term license agreement to remain in St. Louis Hydro’s current store location. St. Louis Hydro operates a hydroponic and organic garden center in St. Louis, Missouri. The total consideration for the purchase was approximately $0.4 million cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022. We caution readers regarding certain forward-looking statements, within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 in the following discussion and elsewhere in this report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp. (together with all of its direct and indirect wholly-owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014. GrowGeneration is the largest chain of hydroponic garden centers in North America and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates an e-commerce platform, www.growgeneration.com, Mobile Media, a vertical racking and storage solutions business, Horticultural Rep Group, a horticultural products sales representative and distributor organization, and Drip Hydro, PowerSi, CharCoir, and several other proprietary private-label brands across multiple product categories from LED lighting to nutrients and additives and environmental control systems for indoor cultivation.

Markets and Business Segments

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

Our retail operations are driven by a wide selection of all hydroponic products, service and solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. We employed approximately 494 employees as of September 30, 2022, a majority of them we have branded as “Grow Pros.” Currently, our operations span over 873,000 square feet of retail and warehouse space.

The Company has three primary reportable segments, including retail operations, e-commerce and all other. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources.

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

Growth Strategy

Core to our growth strategy is to establish a presence with our retail garden centers in key markets throughout the United States. In addition to the 15 states in which we are currently operating, we have identified new market opportunities in certain other states where the market for our products is growing. The Company acquired 23 new locations in 2021 and expects to open additional stores in 2022 and 2023.
An additional component of our growth strategy is the expansion of distribution and sales capabilities for products that the Company owns, distributes, or represents to independent retail garden centers for resale.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2022 and 2021

Net revenue for the three months ended September 30, 2022 was approximately $70.9 million, compared to $116.0 million for the three months ended September 30, 2021, a decrease of approximately $45.2 million or 39%. The decrease was primarily attributed to a decrease of approximately $55.4 million related to same store sales, which represented a decrease of 58% year over year. Overall sales in our retail segment declined from $100.8 million to $47.9 million. Distributed sales were $19.8 million for the three months ended September 30, 2022, up 322% year-over-year due to the acquisitions of HRG and MMI. E-commerce sales decreased from $10.5 million for the three months ended September 30, 2021 to $3.1 million for the three months ended September 30, 2022.

Cost of Sales

Cost of sales for the three months ended September 30, 2022 was approximately $52.5 million, compared to approximately $81.9 million for the three months ended September 30, 2021, a decrease of approximately $29.4 million or 36%. The decrease in cost of sales was primarily due to the 39% decrease in sales comparing the three months ended September 30, 2022 to the three months ended September 30, 2021.

Gross Profit

Gross profit was approximately $18.3 million for the three months ended September 30, 2022, compared to approximately $34.1 million for the three months ended September 30, 2021, a decrease of approximately $15.7 million or 46%. The decrease in gross profit is primarily related to the 39% decrease in net sales comparing the three months ended September 30, 2022 to the three months ended September 30, 2021. Gross profit as a percentage of revenues was 25.9% for the three months ended September 30, 2022, compared to 29.4% for the three months ended September 30, 2021. Gross profit in our retail segment declined from $29.0 million for the three months ended September 30, 2021 to $10.4 million for the same period in 2022. Gross profit from distributed sales was $7.2 million for the three months ended September 30, 2022 up from $1.8 million for the same period in 2021. Gross profit from e-commerce revenue was $0.8 million for the three months ended September 30, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $26.4 million for the three months ended September 30, 2022 and approximately $29.4 million for the three months ended September 30, 2021, a decrease of approximately $3.0 million or 10%.

Store operating costs were approximately $13.6 million for the three months ended September 30, 2022, compared to $14.8 million for the three months ended September 30, 2021, a decrease of $1.3 million or 8%.

Total corporate overhead, which is comprised of Selling, general, and administrative expense and Depreciation and amortization expense, was approximately $12.8 million for the three months ended September 30, 2022, compared to $14.5 million for the three months ended September 30, 2021, a decrease of $1.7 million or 12%. Selling, general, and administrative costs were approximately $8.8 million for the three months ended September 30, 2022, compared to approximately $10.5 million for the three months ended September 30, 2021. Salaries expense decreased to $4.0 million from $5.2 million primarily due to a decrease in corporate staff. General administrative expenses decreased to $3.6 million for the three months ended September 30, 2022 from $3.7 million for the same period in 2021.

Other Income/Expense

Total other income was approximately $0.2 million for the three months ended September 30, 2022, compared to expense of $0.4 million for the three months ended September 30, 2021.

Segment Operating Income

Operating income in our retail segment dropped from $4.0 million to an operating loss of $23.7 million as a result of lower sales volume, lower gross margins and higher expenses at existing stores combined with operating losses at two stores not in operation in the same period in 2021, including acquired and new retail locations. Operating income in our e-commerce segment decreased from a loss of $30.0 thousand to a loss of $2.8 million, as a result of the decrease in gross profit primarily from declining demand throughout the industry. Operating income in all other decreased to a loss of $18.4 million in the three months ended September 30, 2022 compared to income of $0.7 million in the three months ended September 30, 2021.

Income Taxes

Income tax benefit was $0.7 million for the three months ended September 30, 2022, compared to income tax expense of $1.1 million for the three months ended September 30, 2021. Effective tax rate is impacted by differences in timing of expenses for share-based compensation, depreciation, amortization and the impact of 162(m) on deductible wages. As such, the Company’s taxable income varies from reported income in a material way. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the three months ended September 30, 2022 was approximately $7.2 million, compared to net income of approximately $4.0 million for the three months ended September 30, 2021, a decrease of approximately $11.2 million.

Comparison of the nine months ended September 30, 2022 and 2021

Net revenue for the nine months ended September 30, 2022 was approximately $223.7 million, compared to $331.9 million for the nine months ended September 30, 2021, a decrease of approximately $108.2 million or 33%. The decrease was primarily attributed to a decrease of approximately $141.0 million related to same store sales, which represented an approximate 51.6% decrease year over year. Overall sales in our retail segment declined from $290.9 million for the nine months ended September 30, 2021, to $167.6 million for the same period in 2022. Distributed sales increased to $44.1 million for the nine months ended September 30, 2022 compared to $12.5 million for the nine months ended September 30, 2021 due to the acquisitions of HRG and MMI. E-commerce sales decreased from $28.5 million for the nine months ended September 30, 2021, to $12.0 million for the same period in 2022.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022 was approximately $163.0 million, compared to approximately $236.8 million for the nine months ended September 30, 2021, a decrease of approximately $73.7 million or 31%. The decrease in cost of sales was primarily due to the 33% decrease in sales comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

Gross Profit

Gross profit was approximately $60.7 million for the nine months ended September 30, 2022, compared to approximately $95.2 million for the nine months ended September 30, 2021, a decrease of approximately $34.5 million or 36%. The decrease in gross profit is primarily related to the 33% decrease in net sales comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. Gross profit as a percentage of net sales was 27.1% for the nine months ended September 30, 2022, compared to 28.7% for the nine months ended September 30, 2021. Gross profit in our retail segment declined from $81.5 million for the nine months ended September 30, 2021, to $41.4 million for the same period in 2022. Gross profit from distributed sales increased to $16.0 million for the nine months ended September 30, 2022 compared to $5.5 million for the nine months ended September 30, 2021. Gross profit from our e-commerce segment was $3.3 million for the nine months ended September 30, 2022 compared to $8.2 million for the nine months ended September 30, 2021.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $212.8 million for the nine months ended September 30, 2022 and approximately $73.1 million for the nine months ended September 30, 2021, an increase of approximately $139.7 million or 191%. The increase in operating expenses is primarily attributable to the impairment loss of $127.8 million recorded during the nine months ended September 30, 2022.

Store operating costs were approximately $41.9 million for the nine months ended September 30, 2022, compared to $35.6 million for the nine months ended September 30, 2021, an increase of $6.2 million or 17%. The increase in store operating costs was directly attributable to the addition of 23 locations that were acquired during 2021, including two stores that were added subsequent to September 30, 2021.

Total corporate overhead, which is comprised of Selling, general, and administrative expense and Depreciation and amortization expense, was approximately $43.1 million for the nine months ended September 30, 2022, compared to $37.5 million for the nine months ended September 30, 2021, an increase of $5.6 million or 15%. Selling, general, and administrative costs were approximately $28.2 million for the nine months ended September 30, 2022, compared to approximately $28.1 million for the nine months ended September 30, 2021. Salaries expense decreased to $14.7 million for the nine months ended September 30, 2022, from $14.9 million for the same period in 2021. General administrative expenses increased to $11.3 million for the nine months ended September 30, 2022, from $8.8 million for the same period in 2021, to support expanding operations.

Impairment loss was approximately $127.8 million for the nine months ended September 30, 2022 following goodwill impairment testing performed in the second quarter as a result of the Company’s market capitalization falling below total net assets. In addition, financial performance continued to weaken during the quarter for which testing was performed. Refer to Critical Accounting Policies, Judgements, and Estimates and Note 8 - "Goodwill and Intangible Assets" of the notes to the condensed consolidated financial statements for additional information.

Other Income/Expense

Total other income was approximately $0.7 million for the nine months ended September 30, 2022, compared to expense of $0.4 million for the nine months ended September 30, 2021. This increase is primarily attributable to a gain recorded during the nine months ended September 30, 2022, related to an earnout revaluation adjustment related to The Harvest Company acquisition.

Segment Operating Income

Operating income in our retail segment dropped from $18.9 million to an operating loss of $137.9 million. The operating loss for the current year includes an impairment of Operating income in our e-commerce segment declined from $0.4 million for the nine months ended September 30, 2021 to a loss of $11.9 million for the same period in 2022, as a result of lower revenue and higher operating expenses as well as integration costs of Agron.IO webstore that was consolidated with our core e-commerce webstore in the nine months ended September 30, 2022. Operating income in all other decreased to a loss of $2.3 million in the nine months ended September 30, 2022 compared to income of $2.7 million in the nine months ended September 30, 2021.

Income Taxes

Income tax benefit was $2.6 million for the nine months ended September 30, 2022, compared to income tax expense of $5.6 million for the nine months ended September 30, 2021. Effective tax rate is impacted by differences in timing of expenses for share-based compensation, depreciation, amortization and the impact of 162(m) on deductible wages. As such, the Company’s taxable income varies from reported income in a material way. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the nine months ended September 30, 2022 was approximately $148.8 million, compared to net income of approximately $16.9 million for the nine months ended September 30, 2021, a decrease of approximately $165.6 million.

Operating Activities

Net cash provided by operating activities for nine months ended September 30, 2022 was approximately $9.9 million compared to $1.9 million provided for the nine months ended September 30, 2021. The Company reduced prepaid inventory by $11.3 million in the current year as well as inventory by $20.7 million, which was partially offset by payments for accounts payable, accrued payroll, and a reduction in customer deposits..

Net cash provided by investing activities was approximately $21.4 million for the nine months ended September 30, 2022 compared to cash used of approximately $114.8 million for the nine months ended September 30, 2021. Investing activities in 2022 were primarily attributable to the maturity of marketable securities of $39.8 million partially offset by acquisitions of $6.8 million and vehicles and store equipment purchases of $11.6 million. Investing activities for the nine months ended September 30, 2021 were primarily related to store acquisitions of $71.8 million, purchase of marketable securities of $75.0 million, the purchase of vehicles and store equipment to support new store operations of $10.8 million, and intangible assets of $2.3 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was approximately $1.5 million and was primarily attributable to common stock withheld for employee payroll taxes. Net cash used by financing activities for nine months ended September 30, 2021 was $1.9 million and was primarily attributable to stock withheld to cover payroll taxes.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,
	2022	2021
	(000)	(000)
Net income (loss)	$(7,202)	$4,027
Income taxes	(718)	1,096
Interest expense	3	25
Depreciation and amortization	3,875	3,539
EBITDA	$(4,042)	$8,687
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,291	2,106
Fixed asset disposal	165	—
Adjusted EBITDA	$(2,586)	$10,793

Adjusted EBITDA per share, basic	$(0.04)	$0.18
Adjusted EBITDA per share, diluted	$(0.04)	$0.18

	Nine Months Ended September 30,
	2022	2021
	(000)	(000)
Net income (loss)	$(148,758)	$16,887
Income taxes	(2,637)	5,569
Interest expense	16	31
Depreciation, and amortization	13,164	8,510
EBITDA	$(138,215)	$30,997
Impairment loss	127,831	—
Share based compensation (option compensation, warrant compensation, stock issued for services)	3,980	5,347
Fixed asset disposal	81	—
Adjusted EBITDA	$(6,323)	$36,344

Adjusted EBITDA per share, basic	$(0.10)	$0.62
Adjusted EBITDA per share, diluted	$(0.10)	$0.60

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had working capital of approximately $145.8 million, compared to working capital of approximately $169.8 million as of December 31, 2021, a decrease of approximately $24.0 million. The decrease in working capital from December 31, 2021 to September 30, 2022 was due primarily to a decrease in marketable securities, inventory and prepaid inventory partially offset by decreases in current liabilities. At September 30, 2022, we had cash and cash equivalents of approximately $71.1 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States and building our store and brand portfolio through organic growth and acquisitions. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing through equity offerings and/or debt financings in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

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

Impairment of Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth fiscal quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management's judgements and assumptions or third-party valuations. For goodwill impairment testing purposes, the Company determined four reporting units, three of which were subject to a quantitative assessment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses the income approach in which discounted cash flow analyses are used to derive estimates of fair value of each reporting unit. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows and appropriate discount rates (based on weighted average cost of capital ranging from 13% to 16% at June 30, 2022) to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment test and on the Company's results of operations. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. As a result of the tests, the Company recorded an impairment to goodwill during the second quarter of 2022. Refer to Note 8, "Goodwill and Intangible Assets," of the notes to the condensed consolidated financial statements for additional information.

The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. Intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if events or changes in circumstances indicate that the asset might be impaired. A considerable amount of management judgement and assumptions are required in performing the impairment tests. During the second quarter of 2022, the Company concluded it had a triggering event. The Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which is contrary to prior experience. Management reassessed business performance expectations, following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, inflation, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for finite-lived intangible assets at the asset group level and goodwill at the reporting unit level. These impairments were measured either under an income approach utilizing forecasted discounted cash flows to determine fair values of the impaired assets. These methods are consistent with the methods the Company employed in prior periods to value intangible assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement," and primarily consist of expected future operating margins and cash flows, weighted average cost of capital rates (13.3%), estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability declines as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future. Refer to Note 8, "Goodwill and Intangible Assets," of the notes to the condensed consolidated financial statements for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
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
As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of September 30, 2022, our disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2021 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weaknesses in Control Activities

The following were material weaknesses in control activities as of December 31, 2021, several of which also were determined to be the material weaknesses at December 31, 2020 and still exist in the control environment as of September 30, 2022:

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

As of June 30, 2022, the Company identified a material weakness regarding valuations, inclusive of appropriate valuation model inputs and appropriate forecasting for prospective financial information.

In addition, during the review process related to the nine months ended September 30, 2022, the Company identified material weaknesses for ineffective controls over updating and distributing accounting policies and procedures across the organization.

Deficiencies in control activities contributed to material accounting errors identified and corrected through 2022 and prior years. These corrected design deficiencies in control activities were previously considered to contribute to the potential for there to have been material accounting errors in multiple financial statement account balances and disclosures.

The Company is in the process of remediating the above material weaknesses for 2022.
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
•The Company hired and trained additional resources to specifically manage cash and ensure adequate segregation of duties.
•The Company implemented numerous general and access controls over all information technology (IT) systems that supports the Company's financial reporting processes.
•The Company implementation and redesign of controls over inventory count procedures.

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
Remediation of the identified material weaknesses and strengthening our internal control environment has continued during the period ended September 30, 2022 and will continue throughout 2022 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2022.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)