Form 10-Q
period 2023-03-31
GrowGeneration Corp.
filed 2023-05-09
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2023
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

As of May 1, 2023 there were 61,037,958 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$62,738	$40,054
Marketable securities	9,126	31,852
Accounts receivable, net of allowance for credit losses of $0.7 million and $0.7 million at March 31, 2023 and December 31, 2022	7,569	8,336
Notes receivable, current, net of allowance for credit losses of $1.7 million and $1.3 million at March 31, 2023 and December 31, 2022	—	1,214
Inventory	75,581	77,091
Prepaid income taxes	625	5,679
Prepaids and other current assets	8,250	6,455
Total current assets	163,889	170,681

Property and equipment, net	30,274	28,669
Operating leases right-of-use assets	43,581	46,433
Intangible assets, net	28,479	30,878
Goodwill	15,978	15,978
Other assets	442	803
TOTAL ASSETS	$282,643	$293,442

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,414	$15,728
Accrued liabilities	1,985	1,535
Payroll and payroll tax liabilities	2,363	4,671
Customer deposits	3,916	4,338
Sales tax payable	1,467	1,341
Current maturities of lease liability	8,004	8,131
Current portion of long-term debt	34	50
Total current liabilities	33,183	35,794
Commitments and contingencies (Note 12)
Operating lease liability, net of current maturities	38,130	40,659
Other long-term liabilities	627	593
Total liabilities	71,940	77,046

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 61,035,521 and 61,010,155 shares issued and outstanding as of March 31, 2023 and December 31, 2022	61	61
Additional paid-in capital	370,379	369,938
Retained earnings (deficit)	(159,737)	(153,603)
Total stockholders’ equity	210,703	216,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,643	$293,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2023	2022

Net sales	$56,827	$81,767
Cost of sales (exclusive of depreciation and amortization shown below)	40,538	59,627
Gross profit	16,289	22,140

Operating expenses:
Store operations and other operational expenses	12,966	14,532
Selling, general, and administrative	6,838	9,609
Bad debt expense	317	714
Depreciation and amortization	3,932	4,506
Total operating expenses	24,053	29,361

Income (Loss) from operations	(7,764)	(7,221)

Other income (expense):
Other income (expense)	1,204	409
Interest income	428	2
Interest expense	(2)	(3)
Total non-operating income (expense), net	1,630	408

Net income (loss) before taxes	(6,134)	(6,813)

Benefit (provision) for income taxes	—	1,636

Net income (loss)	$(6,134)	$(5,177)

Net income (loss) per share, basic	$(0.10)	$(0.09)
Net income (loss) per share, diluted	$(0.10)	$(0.09)

Weighted average shares outstanding, basic	61,028	60,126
Weighted average shares outstanding, diluted	61,028	60,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)
(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	61,010	$61	$369,938	$(153,603)	$216,396
Common stock issued for share based compensation	25	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(70)	—	(70)
Share based compensation	—	—	511	—	511
Net income (loss)	—	—	—	(6,134)	(6,134)
Balances, March 31, 2023	61,035	$61	$370,379	$(159,737)	$210,703

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291
Common stock issued in connection with business combinations	650	1	5,749	—	5,750
Common stock issued for share-based compensation	149	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(1,355)	—	(1,355)
Share based compensation	—	—	1,583	—	1,583
Net income (loss)	—	—	—	(5,177)	(5,177)
Balances, March 31, 2022	60,728	$61	$367,064	$4,967	$372,092

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,134)	$(5,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,932	4,506
Stock-based compensation expense	567	1,583
Bad debt expense, net of recoveries	317	714
Gain (loss) on asset disposition	(19)	20
Deferred taxes	—	(1,636)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	1,664	(1,886)
Inventory	1,627	3,761
Prepaid expenses and other assets	3,621	9,740
Accounts payable and accrued liabilities	114	(5,082)
Operating leases	372	106
Payroll and payroll tax liabilities	(2,308)	(3,138)
Customer deposits	(422)	(5,738)
Sales tax payable	126	5
Net cash provided by (used in) operating activities	3,457	(2,222)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(6,806)
Purchase of marketable securities	(10,726)	—
Maturities from marketable securities	33,452	20,758
Purchase of property and equipment	(3,476)	(4,451)
Disposal of assets	63	—
Net cash provided by (used in) investing activities	19,313	9,501
Cash flows from financing activities:
Principal payments on long term debt	(16)	(23)
Common stock withheld for employee payroll taxes	(70)	(1,355)
Net cash provided by (used in) financing activities	(86)	(1,378)
Net change	22,684	5,901
Cash and cash equivalents at the beginning of period	40,054	41,372
Cash and cash equivalents at the end of period	$62,738	$47,273

Supplemental disclosures of non-cash activities:
Cash paid for interest	$2	$3
Common stock issued for business combination	$—	$5,750
Right of use assets acquired under new operating leases	$1,310	$2,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corp.
Notes To Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
1.GENERAL

GrowGeneration Corp. (together with its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) is a leading marketer and distributor of nutrients, growing media, lighting, benching and racking, environmental control systems, and other products for both indoor and outdoor hydroponic and organic gardening, including proprietary brands such as Charcoir, Drip Hydro, Power Si, MMI benching and racking, Ion lights, Durabreeze fans, and more. Incorporated in Colorado in 2014, GrowGeneration is the largest chain of specialty retail hydroponic and organic garden centers in the U.S. As of March 31, 2023, GrowGeneration has 59 retail locations across 16 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, HRG Distribution, and a benching, racking, and storage solutions business, MMI. GrowGeneration also provides facility design services to commercial growers.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”). There were no significant changes to our significant accounting policies as disclosed in our 2022 Form 10-K. The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

	Level	March 31, 2023	December 31, 2022
Cash equivalents	1	$36,296	$25,087
Marketable securities	2	$9,126	$31,852

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. ASU No. 2016-13 was effective January 1, 2020. The Company has adopted this standard effective January 1, 2023. The adoption of this standard primarily applied to the valuation of the Company’s accounts receivable. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of March 31, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

4.REVENUE RECOGNITION

Disaggregation of Revenues

Sales are disaggregated by our segments, which represent our principal lines of business, as well as by our private label products versus distributed brands, or by commercial fixture revenue. See Note 13, Segments, for disaggregated revenue by segment.

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, March 31, 2023	7,569	3,916
Increase (decrease)	$(767)	$(422)

Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, March 31, 2022	7,386	7,190
Increase (decrease)	$1,645	$(4,496)

Of the total amount of customer deposit liability as of January 1, 2023, $2.3 million was reported as revenue during the three months ended March 31, 2023. Of the total amount of customer deposit liability as of January 1, 2022, $7.6 million was reported as revenue during the three months ended March 31, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

5.PROPERTY AND EQUIPMENT

	March 31, 2023	December 31, 2022
Vehicles	$2,482	$2,176
Building	2,121	2,121
Leasehold improvements	12,695	12,562
Furniture, fixtures and equipment	13,578	13,195
Capitalized software	2,761	2,644
Construction-in-progress	11,878	9,569
Total property and equipment, gross	45,515	42,267
Accumulated depreciation	(15,241)	(13,598)
Property and equipment, net	$30,274	$28,669

Depreciation expense for the three months ended March 31, 2023 was $1.7 million. Depreciation expense for the three months ended March 31, 2022 was $1.8 million.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

The changes in goodwill are as follows:

	March 31, 2023	December 31, 2022
Balance, beginning of period	$15,978	$125,401
Goodwill additions and measurement period adjustments	—	7,234
Impairment	—	(116,657)
Balance, end of period	$15,978	$15,978

The goodwill balance and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value at December 31, 2021	$101,811	$11,659	$11,931	$125,401
Acquisitions & measurement period adjustments	1,418	(341)	6,157	7,234
Gross carrying value at December 31, 2022	103,229	11,318	18,088	132,635
Acquisitions & measurement period adjustments	—	—	—	—
Gross carrying value, at March 31, 2023	$103,229	$11,318	$18,088	$132,635

Accumulated impairment losses at December 31, 2021	$—	$—	$—	$—
Impairment	(103,094)	(9,848)	(3,715)	(116,657)
Accumulated impairment losses at December 31, 2022	(103,094)	(9,848)	(3,715)	(116,657)
Impairment	—	—	—	—
Accumulated impairment losses at March 31, 2023	$(103,094)	$(9,848)	$(3,715)	$(116,657)

Net carrying value at December 31, 2022	$135	$1,470	$14,373	$15,978
Net carrying value at March 31, 2023	$135	$1,470	$14,373	$15,978

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

A summary of intangible assets is as follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of March 31, 2023
(in years)
Trade names	2.99
Patents	2.84
Customer relationships	4.26
Non-competes	1.65
Intellectual property	2.92
Total	3.13

Intangible assets consist of the following:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$29,063	$(12,160)	$16,903
Patents	100	(60)	40
Customer relationships	17,102	(7,093)	10,009
Non-competes	932	(610)	322
Intellectual property	2,065	(860)	1,205
Total	$49,262	$(20,783)	$28,479

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,774	$(10,693)	$18,081
Patents	389	(56)	333
Customer relationships	17,102	(6,501)	10,601
Non-competes	932	(551)	381
Intellectual property	2,065	(758)	1,307
Total	$49,262	$(18,559)	$30,703

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Intangibles and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value at December 31, 2021	$37,825	$2,501	$16,698	$57,024
Acquisitions & measurement period adjustments	230	—	3,182	3,412
Gross carrying value at December 31, 2022	38,055	2,501	19,880	60,436
Acquisitions & measurement period adjustments	—	—	—	—
Gross carrying value at March 31, 2023	$38,055	$2,501	$19,880	$60,436

Accumulated amortization at December 31, 2021	$(6,285)	$(354)	$(1,983)	$(8,622)
Amortization	(5,897)	(460)	(3,580)	(9,937)
Accumulated amortization at December 31, 2022	(12,182)	(814)	(5,563)	(18,559)
Amortization	(1,205)	(112)	(907)	(2,224)
Accumulated amortization at March 31, 2023	$(13,387)	$(926)	$(6,470)	$(20,783)

Accumulated impairment losses at December 31, 2021	$—	$—	$—	$—
Impairments	(11,079)	(95)	—	(11,174)
Accumulated impairment losses at December 31, 2022	(11,079)	(95)	—	(11,174)
Impairments	—	—	—	—
Accumulated impairment losses at March 31, 2023	$(11,079)	$(95)	$—	$(11,174)

Net carrying value at December 31, 2022	$14,794	$1,592	$14,317	$30,703
Net carrying value at March 31, 2023	$13,589	$1,480	$13,410	$28,479

Amortization expense for the three months ended March 31, 2023 was $2.2 million. Amortization expense for the three months ended March 31, 2022 was $2.7 million.

Future amortization expense is as follows:

2023, remainder	$6,632
2024	8,726
2025	8,353
2026	3,589
2027	1,144
Thereafter	35
Total	$28,479

7. INCOME TAXES

For the three months ended March 31, 2023, the effective tax rate is 0.00% which decreased from 24.02% for the three months ended March 31, 2022. The decrease in the effective tax rate is primarily due to the Company recording a valuation allowance against deferred tax assets. The effective tax rate for the three months ended March 31, 2023 is lower than the U.S. federal statutory rate of 21.0%, which is also primarily due to the Company recording a valuation allowance against deferred tax assets. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

	March 31, 2023	December 31, 2022
Right of use assets, operating lease assets	$43,581	$46,433

Current lease liability	$8,004	$8,131
Non-current lease liability	38,130	40,659
Total lease liability	$46,134	$48,790

	March 31, 2023	March 31, 2022
Weighted average remaining lease term	6.46 years	6.85 years
Weighted average discount rate	5.8%	5.5%

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$2,893	$2,662
Variable lease costs	599	863
Short-term lease costs	167	126
Total operating lease costs	$3,659	$3,651

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2023:

2023 (remainder of the year)	$7,887
2024	9,600
2025	8,731
2026	7,307
2027	5,414
Thereafter	16,671
Total lease payments	55,610
Less: Imputed interest	(9,476)
Lease Liability at March 31, 2023	$46,134

9. SHARE BASED PAYMENTS

The Company maintains long-term incentive plans for employees, non-employee members of our Board of Directors and consultants. The plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards).

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based payment awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share-based payments in the form of common stock warrants to non-employees.

The following table presents share-based payment expense for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Restricted stock	$567	$1,201
Stock options	—	43
Warrants	—	339
Total	$567	$1,583

As of March 31, 2023, the Company had approximately $7.8 million of unamortized share-based compensation for option awards and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock

The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the first, second, third, or fourth anniversary of the date of grant, subject to the employee’s continuing employment as of that date. Restricted stock is valued using market value on the grant date.

Restricted stock activity for the three months ended March 31, 2023 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	614,875	$9.41
Granted	263,000	$5.35
Vested	(39,416)	$10.27
Forfeited	(164,500)	$2.36
Nonvested, March 31, 2023	673,959	$7.97

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

The table below summarizes all option activity under all plans during the three months ended March 31, 2023:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	604,498	$3.97	1.87	$2.24
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2023	604,498	$3.97	1.63	$2.24
Vested at March 31, 2023	604,498	$3.97	1.63	$2.24

A summary of the status of the Company’s outstanding stock purchase warrants for the three months ended March 31, 2023 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	32,500	$15.82
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2023	32,500	$15.82

Liability Awards

In August 2022, the Company issued certain stock awards classified as liabilities based on the guidance set forth at ASC 480-10-25 and ASC 718-10-25. These awards entitle the employees to receive an equity award with a specified dollar value of common stock on future dates ranging from June 15, 2023, through June 15, 2025. The awards generally vest over three years subject to the employee’s continued employment. The aggregate face value of these awards as of March 31, 2023 amounted to $3.7 million.

The Company recognizes compensation expense for these awards over the requisite service period. The expense related to the liability awards for the period ended March 31, 2023 was $0.2 million; the corresponding liability is included in accrued liabilities and other long-term liabilities on the Company’s balance sheet as of March 31, 2023.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$(6,134)	$(5,177)
Weighted average shares outstanding, basic	61,028	60,126
Effect of dilution	—	—
Adjusted weighted average shares outstanding, dilutive	61,028	60,126
Basic earnings (loss) per share	$(0.10)	$(0.09)
Dilutive earnings (loss) per share	$(0.10)	$(0.09)

The following potentially outstanding restricted stock and stock options were excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three Months Ended
	March 31, 2023	March 31, 2022
Restricted stock	2,069	1,336
Stock options	43	393
Warrants	—	819
Total	2,112	2,548

11. ACQUISITIONS

Our acquisition strategy is primarily to acquire (i) well-established, profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of purchase price was based upon the preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized, not to exceed one year from the acquisition date. The Company has made adjustments to the preliminary valuations of the acquisitions based on valuation analyses prepared by independent third-party valuation consultants. There have been no measurement periods during the current year. During the three months ended March 31, 2022, our measurement period adjustments included increasing goodwill by $1.3 million offset with intangible assets. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Acquisition during the three months ended March 31, 2023

The Company had no material acquisitions during the three months ended March 31, 2023.

Acquisitions during 2022

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
March 31, 2023

The table below represents the allocation of the purchase price to the acquired net assets during the three months ended March 31, 2022.

HRG
Inventory	$4,170
Prepaids and other current assets	76
Furniture and equipment	148
Operating lease right of use asset	666
Operating lease liability	(666)
Customer relationships	2,430
Trademark	496
Non-compete	255
Goodwill	5,816
Total	$13,391

The table below represents the consideration paid for the net assets acquired in business combinations during the three months ended March 31, 2022.

HRG
Cash	$6,806
Indemnity stock holdback	875
Common stock	5,710
Total	$13,391

The following table discloses the date of the acquisition noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. Revenue and earnings amounts include other proprietary brands now being included under HRG for operations.

HRG
Acquisition date	February 1, 2022
Revenue	$3,436
Net Income (loss)	$—

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three months ended March 31, 2022.

Three Months Ended March 31,
2022
Revenue	$83,603
Net income (loss)	$(5,176)

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in lawsuits and claims which arise in the normal course of our business, including the initiation and defense of proceedings related to contract and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option (“Note & Option”) with TGC Systems, LLC (“Total Grow”). The case has been dismissed and the parties are currently engaged in arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleges that the Company is liable to Total Grow based on promissory estoppel and breach of contract for failing to consummate the acquisition of Total Grow by the Company. The Company believes that the claims against it are without merit and is vigorously defending against them. The Company is also counterclaiming for repayment of $1.5 million principal plus interest loaned by the Company to Total Grow pursuant to the Note & Option. The Company has accrued a reserve of $1.5 million against the Note & Option.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2023, the Company did not have any liabilities associated with indemnities.

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

13. SEGMENTS

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

Retail – The core of our business strategy is to operate the largest chain of retail garden centers in the U.S. The hydroponic retail landscape is fragmented, which allows us to acquire “best of breed” hydroponic retail operations and leverage efficiencies of a centralized organization. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution and fulfillment for our online platforms and direct fulfillment to our commercial customers.

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

E-commerce – Our digital strategy is primarily focused on capturing the home, craft and commercial grower online. GrowGeneration.com offers thousands of hydroponic products, all curated by our product team. GrowGeneration.com offers

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

customers the option to have their orders shipped directly to their locations, anywhere in North America. GrowGeneration also sells its products through its distribution website, HRGdist.com, and online marketplaces such as Amazon and Walmart.

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

Disaggregated revenue by segment is presented in the following table:

	Three Months Ended March 31,
	2023	2022
Sales, net
Retail
Private label sales	6,601	7,096
Non-private label sales	32,800	57,200
Total retail	39,401	64,296
E-Commerce
Private label sales	261	400
Non-private label sales	3,000	4,868
Total e-commerce	3,261	5,268
Distribution and other
Private label sales	2,165	2,800
Non-private label sales	4,300	4,203
Commercial fixture sales	7,700	5,200
Total distribution and other	14,165	12,203
Total	56,827	81,767

Selected information by segment is presented in the following tables:

	Three Months Ended March 31,
	2023	2022
Net sales
Retail	$39,401	$64,296
E-Commerce	3,261	5,268
Distribution and other	14,165	12,203
Total	$56,827	$81,767

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
March 31, 2023

	Three Months Ended March 31,
	2023	2022
Gross profit
Retail	$10,737	$15,493
E-Commerce	862	1,745
Distribution and other	4,690	4,902
Total	$16,289	$22,140

	Three Months Ended March 31,
	2023	2022
Income (Loss) from operations
Retail	$(7,075)	$(7,183)
E-Commerce	(484)	(432)
Distribution and other	(205)	394
Total	$(7,764)	$(7,221)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023. We caution readers regarding certain forward-looking statements, within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 in the following discussion and elsewhere in this report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp. (together with all of its direct and indirect wholly-owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014. GrowGeneration is the largest chain of hydroponic garden centers in the United States and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems and accessories for hydroponic gardening. GrowGeneration also owns and operates an e-commerce platform, www.growgeneration.com, Mobile Media, a vertical racking and storage solutions business, Horticultural Rep Group, a horticultural products sales representative and distributor organization, and proprietary brands across multiple product categories, from lighting to nutrients and additives to environmental control systems.

Our business is driven by a wide selection of products, facility design services, solutions driven staff and pick, pack and ship distribution and fulfillment capabilities. GrowGeneration carries and sells thousands of products, including nutrients, growing media, lighting, environmental control systems, vertical benching and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that are capable of growing and maximizing yield and quality of a wide range of plants. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, MMI benching and racking, Ion lights, Durabreeze fans, and more. GrowGeneration also provides facility design services to commercial growers. As of March 31, 2023, we employed approximately 445 employees, a majority of them have been branded by us as “Grow Pros”, and our operations span over 952,000 square feet of retail and warehouse space.

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

Competitive Advantages

The markets in which we sell our products are highly competitive. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, and online product resellers and large online marketplaces such as Amazon and eBay. Our industry is highly fragmented, with around 1,000 hydroponic retailers throughout the U.S. by management's estimates.
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

Growth Strategy

Core to our growth strategy is to expand the number of our retail garden centers in the U.S., especially in markets where we do not already have a physical presence, or where our existing physical presence is limited. During the first quarter of 2023, the Company acquired 1 new location in Michigan. Our plan is to continue to acquire, open and operate garden centers.
GrowGeneration will also pursue growth through expansion of its commercial sales and distribution capabilities to sell more product to commercial cultivators for large grow operations and independent retail garden centers for resale, as well as by promoting and expanding its portfolio of proprietary brands to increase its market share, product offerings and profitability.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022

Net sales for the three months ended March 31, 2023 was approximately $56.8 million, compared to $81.8 million for the three months ended March 31, 2022, a decrease of approximately $24.9 million or 31%. The decrease was primarily attributed to a decrease of approximately $21.8 million related to same store sales, which represented an approximate 36.6% decrease year over year. Overall sales in our retail segment declined from $64.3 million for the three months ended March 31, 2022, to $39.4 million for the same period in 2023. Distributed sales increased to $14.2 million for the three months ended March 31, 2023 compared to $12.2 million for the three months ended March 31, 2022. E-commerce sales decreased from $5.3 million for the three months ended March 31, 2022, to $3.3 million for the same period in 2023.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 was approximately $40.5 million, compared to approximately $59.6 million for the three months ended March 31, 2022, a decrease of approximately $19.1 million or 32%. The decrease in cost of sales was primarily due to the 31% decrease in sales comparing the three months ended March 31, 2023 to the three months ended March 31, 2022.

Gross Profit

Gross profit was approximately $16.3 million for the three months ended March 31, 2023, compared to approximately $22.1 million for the three months ended March 31, 2022, a decrease of approximately $5.9 million or 26%. The decrease in gross profit is primarily related to the 31% decrease in net sales comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. Gross profit as a percentage of net sales was 28.7% for the three months ended March 31, 2023, compared to 27.1% for the three months ended March 31, 2022. Gross profit in our retail segment declined from $15.5 million for the three months ended March 31, 2022, to $10.7 million for the same period in 2023. Gross profit from distributed sales decreased to $4.7 million for the three months ended March 31, 2023 compared to $4.9 million for the three months ended March 31, 2022. Gross profit from our e-commerce segment was $0.9 million for the three months ended March 31, 2023 compared to $1.7 million for the three months ended March 31, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $24.1 million for the three months ended March 31, 2023 and approximately $29.4 million for the three months ended March 31, 2022, an decrease of approximately $5.3 million or 18%. The decrease in operating expenses is primarily attributable to payroll reductions and cost controls over a broad range of categories.

Store operating costs were approximately $13.0 million for the three months ended March 31, 2023, compared to $14.5 million for the three months ended March 31, 2022, an decrease of $1.6 million or 11%. The decrease in store operating costs was directly attributable to payroll reductions and expense savings recognized from store consolidations.

Total corporate overhead, which is comprised of Selling, general, and administrative expense and Depreciation and amortization expense, was approximately $11.1 million for the three months ended March 31, 2023, compared to $14.8 million for the three months ended March 31, 2022, an decrease of $3.7 million or 25%. Selling, general, and administrative costs were approximately $6.8 million for the three months ended March 31, 2023, compared to approximately $9.6 million for the three months ended March 31, 2022. Salaries expense decreased to $3.5 million for the three months ended March 31, 2023, from $5.2 million for the same period in 2022. General administrative expenses decreased to $3.2 million for the three months ended March 31, 2023, from $3.6 million for the same period in 2022.

Other Income/Expense

Total other income was approximately $1.6 million for the three months ended March 31, 2023, compared to expense of $0.4 million for the three months ended March 31, 2022. This increase is primarily attributable to interest income driven from capital investments.

Segment Operating Income

Operating loss in our retail segment dropped from $7.2 million to an operating loss of $7.1 million. The operating loss for our e-commerce segment declined from $0.4 million for the three months ended March 31, 2022 to a loss of $0.5 million for the same period in 2023. Operating income in the distribution and other segment other decreased to a loss of $0.2 million in the three months ended March 31, 2023 compared to income of $0.4 million in the three months ended March 31, 2022.

Income Taxes

Income tax benefit was $0.0 million for the three months ended March 31, 2023, compared to income tax expense of $1.6 million for the three months ended March 31, 2022. Effective tax rate is impacted by differences in timing of expenses for share-based compensation, depreciation, amortization and the impact of 162(m) on deductible wages. As such, the Company’s taxable income varies from reported income in a material way. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the three months ended March 31, 2023 was approximately $6.1 million, compared to net income of approximately $5.2 million for the three months ended March 31, 2022, a decrease of approximately $1.0 million.

Operating Activities

Net cash provided by operating activities for three months ended March 31, 2023 was approximately $3.5 million compared to $2.2 million used for the three months ended March 31, 2022. The Company continued to decrease inventory and improve on receivable collection partially offset by reductions to customer deposits and payroll and payroll tax liabilities.

Net cash provided by investing activities was approximately $19.3 million for the three months ended March 31, 2023, compared to cash used of approximately $9.5 million for the three months ended March 31, 2022. Investing activities in 2023 were primarily attributable to the maturity of marketable securities of $33.5 million partially offset by vehicle and store equipment purchases of $3.5 million. Investing activities for the three months ended March 31, 2022 were primarily related to maturities of marketable securities of $20.8 million, partially offset by store acquisitions of $6.8 million and the purchase of vehicles and store equipment to support new store operations of $4.5 million.

Net cash used in financing activities for the three months ended March 31, 2023 was approximately $0.1 million and was primarily attributable to common stock withheld for employee payroll taxes. Net cash used by financing activities for three months ended March 31, 2022 was $1.4 million and was primarily attributable to stock withheld to cover payroll taxes.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2023	2022
	(000)	(000)
Net income (loss)	$(6,134)	$(5,177)
Income taxes	—	(1,636)
Interest income	(428)	(2)
Interest expense	2	3
Depreciation, and amortization	3,932	4,506
EBITDA	$(2,628)	$(2,306)
Impairment loss	—	—
Share based compensation (option compensation, warrant compensation, stock issued for services)	567	1,583
Restructuring charges	278	—
Fixed asset disposal	(19)	(72)
Adjusted EBITDA	$(1,802)	$(795)

Adjusted EBITDA per share, basic	$(0.03)	$(0.01)
Adjusted EBITDA per share, diluted	$(0.03)	$(0.01)

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of approximately $130.7 million, compared to working capital of approximately $134.9 million as of December 31, 2022, a decrease of approximately $4.2 million. The decrease in working capital from December 31, 2022 to March 31, 2023 was due primarily to a decrease in Accounts Receivable, net, Inventory, and Income taxes receivable partially offset by an increase in current liabilities. At March 31, 2023, we had cash and cash equivalents of approximately $62.7 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States and building our store and brand portfolio through organic growth and acquisitions. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing through equity offerings and/or debt financings in the future to continue to acquire and open new stores and related businesses. To date we have financed our operations through the issuance and sale of common stock, convertible notes and warrants.

Critical Accounting Policies, Judgements, and Estimates

For a summary of the Company’s critical accounting policies, judgements, and estimates, please refer to Item 7 of our Form 10-K for the year ended December 31, 2022.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a summary of the Company’s quantitative and qualitative disclosures about market risk, please refer to Item 7A of our Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
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
As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of March 31, 2023, our disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2021 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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

As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of March 31, 2023 our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023 because of the material weaknesses in internal control over financial reporting discussed below.

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

The Company’s independent registered public accounting firm, Grant Thornton LLP, which audited the 2022 consolidated financial statements included in the Form 10-K, has expressed an adverse opinion on the Company's internal control over financial reporting.

Remediation Plan and Status

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment.

Through the full year of 2023, the Company initiated and will continue efforts toward implementation of certain steps in its remediation plan, including:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, except for the implementation of remediation plans to address the material weaknesses discussed above, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For a summary of the Company’s risk factors, please refer to Item 9A of our Form 10-K for the year ended December 31, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2023.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)