Form 10-Q
period 2023-06-30
GrowGeneration Corp.
filed 2023-08-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2023
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

As of July 31, 2023 there were 61,231,786 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$29,587	$40,054
Marketable securities	40,986	31,852
Accounts receivable, net of allowance for credit losses of $0.8 million and $0.7 million at June 30, 2023 and December 31, 2022	7,318	8,336
Notes receivable, current, net of allowance for credit losses of $1.7 million and $1.3 million at June 30, 2023 and December 31, 2022	—	1,214
Inventory	76,689	77,091
Prepaid income taxes	477	5,679
Prepaids and other current assets	7,864	6,455
Total current assets	162,921	170,681

Property and equipment, net	30,682	28,669
Operating leases right-of-use assets	42,692	46,433
Intangible assets, net	26,707	30,878
Goodwill	16,808	15,978
Other assets	881	803
TOTAL ASSETS	$280,691	$293,442

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,905	$15,728
Accrued liabilities	2,575	1,535
Payroll and payroll tax liabilities	2,828	4,671
Customer deposits	3,746	4,338
Sales tax payable	1,473	1,341
Current maturities of lease liability	8,152	8,131
Current portion of long-term debt	17	50
Total current liabilities	36,696	35,794
Commitments and contingencies (Note 12)
Operating lease liability, net of current maturities	37,191	40,659
Other long-term liabilities	316	593
Total liabilities	74,203	77,046

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 61,229,051 and 61,010,155 shares issued and outstanding as of June 30, 2023 and December 31, 2022	61	61
Additional paid-in capital	371,863	369,938
Retained earnings (deficit)	(165,436)	(153,603)
Total stockholders’ equity	206,488	216,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,691	$293,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$63,925	$71,093	$120,752	$152,860
Cost of sales (exclusive of depreciation and amortization shown below)	46,788	50,866	87,326	110,493
Gross profit	17,137	20,227	33,426	42,367

Operating expenses:
Store operations and other operational expenses	12,269	13,767	25,235	28,299
Selling, general, and administrative	7,503	9,759	14,341	19,368
Bad debt expense	107	888	424	1,602
Depreciation and amortization	3,824	4,783	7,756	9,289
Impairment loss	—	127,831	—	127,831

Total operating expenses	23,703	157,028	47,756	186,389

Income (Loss) from operations	(6,566)	(136,801)	(14,330)	(144,022)

Other income (expense):
Other income (expense)	1,391	104	2,595	513
Interest income	—	45	—	47
Interest expense	(431)	(10)	(5)	(13)
Total non-operating income (expense), net	960	139	2,590	547

Net income (loss) before taxes	(5,606)	(136,662)	(11,740)	(143,475)

Benefit (provision) for income taxes	(93)	283	(93)	1,919

Net income (loss)	$(5,699)	$(136,379)	$(11,833)	$(141,556)

Net income (loss) per share, basic	$(0.09)	$(2.24)	$(0.19)	$(2.33)
Net income (loss) per share, diluted	$(0.09)	$(2.24)	$(0.19)	$(2.33)

Weighted average shares outstanding, basic	61,077	60,756	61,053	60,742
Weighted average shares outstanding, diluted	61,077	60,756	61,053	60,742

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)
(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2023	61,035	$61	$370,379	$(159,737)	$210,703
Common stock issued for share based compensation	159	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(105)	—	(105)
Share based compensation	—	—	816	—	816
Noncash repurchase of liability awards	—	$—	$653	$—	$653
Liability redemption associated with business acquisition	35	$—	$120	$—	$120
Net income (loss)	—	—	—	(5,699)	(5,699)
Balances, June 30, 2023	61,229	$61	$371,863	$(165,436)	$206,488

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, March 31, 2022	60,728	$61	$367,064	$4,967	$372,092
Common stock issued for share-based compensation	28	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(93)	—	(93)
Share based compensation	—	—	1,106	—	1,106
Common stock issued upon cashless exercise of options	12	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Net income (loss)	—	—	—	(136,379)	(136,379)
Balances, June 30, 2022	60,782	$61	$368,077	$(131,412)	$236,726

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	61,010	61	369,938	(153,603)	$216,396
Common stock issued for share based compensation	184	—	—	—	$—
Common stock withheld for employee payroll taxes	—	—	(175)	—	$(175)
Share based compensation	—	—	1,327	—	$1,327
Noncash repurchase of liabilty awards	—	—	653	—	$653
Liability redemption associated with business acquisition	35	—	120	—	$120
Net income (loss)	—	$—	$—	$(11,833)	$(11,833)
Balances, June 30, 2023	61,229	$61	$371,863	$(165,436)	$206,488

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291
Common stock issued in connection with business combination	650	1	5,749	—	5,750
Common stock issued for share-based compensation	177	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(1,448)	—	(1,448)
Share based compensation	—	—	2,689	—	2,689
Common stock issued upon cashless exercise of options	12	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Net income (loss)	—	—	—	(141,556)	(141,556)
Balances, June 30, 2022	60,782	$61	$368,077	$(131,412)	$236,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except shares and per share amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,833)	$(141,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,756	9,289
Stock-based compensation expense	1,514	2,689
Bad debt expense, net of recoveries	424	1,602
Gain (loss) on asset disposition	21	12
Impairment loss	—	127,831
Deferred taxes	—	(1,919)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	1,808	(3,106)
Inventory	1,989	10,616
Prepaid expenses and other assets	4,008	7,482
Accounts payable and accrued liabilities	3,526	(1,805)
Operating leases	469	299
Payroll and payroll tax liabilities	(1,843)	(3,066)
Customer deposits	(592)	(6,634)
Sales tax payable	132	(184)
Net cash provided by (used in) operating activities	7,379	1,550
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,197)	(6,806)
Purchase of marketable securities	(51,700)	—
Maturities from marketable securities	42,566	29,793
Purchase of property and equipment	(5,533)	(8,822)
Disposal of assets	226	—
Net cash provided by (used in) investing activities	(17,638)	14,165
Cash flows from financing activities:
Principal payments on long term debt	(33)	(45)
Common stock withheld for employee payroll taxes	(175)	(1,448)
Net cash provided by (used in) financing activities	(208)	(1,493)
Net change	(10,467)	14,222
Cash and cash equivalents at the beginning of period	40,054	41,372
Cash and cash equivalents at the end of period	$29,587	$55,594

Supplemental disclosures of non-cash activities:
Cash paid for interest	$5	$13
Common stock issued for business combination	$—	$5,750
Right of use assets acquired under new operating leases	$2,748	$6,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corp.
Notes To Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
1.GENERAL

GrowGeneration Corp. (together with its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) is a leading marketer and distributor of nutrients, growing media, lighting, benching and racking, environmental control systems, and other products for both indoor and outdoor hydroponic and organic gardening, including proprietary brands such as Charcoir, Drip Hydro, Power Si, MMI benching and racking, Ion lights, Durabreeze fans, and more. Incorporated in Colorado in 2014, GrowGeneration is the largest chain of specialty retail hydroponic and organic garden centers in the U.S. As of June 30, 2023, GrowGeneration has 62 retail locations across 18 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, HRG Distribution, and a benching, racking, and storage solutions business, MMI. GrowGeneration also provides facility design services to commercial growers.

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

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

The carrying amounts of cash and cash equivalents, accounts receivable, available for sale securities, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance and is reviewed for impairment at least annually. The fair value of impaired notes receivable is determined based on estimated future payments discounted back to present value using the notes' effective interest rate.

	Level	June 30, 2023	December 31, 2022
Cash equivalents	1	$10,160	$25,087
Marketable securities	2	$40,986	$31,852

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required previously by the other-than-temporary impairment model. The ASU applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. ASU No. 2016-13 was effective January 1, 2020. The Company has adopted this standard effective January 1, 2023. The adoption of this standard primarily applied to the valuation of the Company’s accounts receivable. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of June 30, 2023, using the expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

4.REVENUE RECOGNITION

Disaggregation of Revenues

Sales are disaggregated by our segments, which represent our principal lines of business, as well as by our private label products versus distributed brands, or by commercial fixture revenue. See Note 13, Segments, for disaggregated revenue by segment.

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Receivables	Customer Deposit Liability
Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, June 30, 2023	7,318	3,746
Increase (decrease)	$(1,018)	$(592)

Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, June 30, 2022	8,313	6,294
Increase (decrease)	$2,572	$(5,392)

Of the total amount of customer deposit liability as of January 1, 2023, $2.9 million was reported as revenue during the six months ended June 30, 2023. Of the total amount of customer deposit liability as of January 1, 2022, $11.1 million was reported as revenue during the six months ended June 30, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

5.PROPERTY AND EQUIPMENT

	June 30, 2023	December 31, 2022
Vehicles	$2,603	$2,176
Building	2,121	2,121
Leasehold improvements	12,341	12,562
Furniture, fixtures and equipment	14,334	13,195
Capitalized software	2,761	2,644
Construction-in-progress	13,267	9,569
Total property and equipment, gross	47,427	42,267
Accumulated depreciation	(16,745)	(13,598)
Property and equipment, net	$30,682	$28,669

Depreciation expense for the three and six months ended June 30, 2023 was $1.6 million and $3.3 million. Depreciation expense for the three and six months ended June 30, 2022 was $2.0 million and $3.7 million.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

During the second quarter of 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which was contrary to prior experience. Management reassessed business performance expectations following persistent adverse developments in equity markets, deterioration in the environment in which we operate, inflation, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for finite-lived intangible assets at the asset group level and goodwill at the reporting unit level.

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

For goodwill impairment testing purposes, the Company determined four reporting units, three of which were subject to a quantitative assessment. We determined fair value using the income approach, where estimated future returns are discounted to present value at an appropriate rate of return. The Company completed its interim goodwill impairment test as of June 30, 2022 and recognized impairment losses as disclosed in the table below. There were no goodwill impairments recognized during the six months ended June 30, 2023.

The changes in goodwill are as follows:

	June 30, 2023	December 31, 2022
Balance, beginning of period	$15,978	$125,401
Goodwill additions and measurement period adjustments	830	7,234
Impairment	—	(116,657)
Balance, end of period	$16,808	$15,978

The goodwill balance and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value at December 31, 2021	$101,811	$11,659	$11,931	$125,401
Acquisitions & measurement period adjustments	1,418	(341)	6,157	7,234
Gross carrying value at December 31, 2022	103,229	11,318	18,088	132,635
Acquisitions & measurement period adjustments	830	—	—	830
Gross carrying value, at June 30, 2023	$104,059	$11,318	$18,088	$133,465

Accumulated impairment losses at December 31, 2021	$—	$—	$—	$—
Impairment	(103,094)	(9,848)	(3,715)	(116,657)
Accumulated impairment losses at December 31, 2022	(103,094)	(9,848)	(3,715)	(116,657)
Impairment	—	—	—	—
Accumulated impairment losses at June 30, 2023	$(103,094)	$(9,848)	$(3,715)	$(116,657)

Net carrying value at December 31, 2022	$135	$1,470	$14,373	$15,978
Net carrying value at June 30, 2023	$965	$1,470	$14,373	$16,808

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

A summary of intangible assets is as follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of June 30, 2023
(in years)
Trade names	2.71
Patents	2.50
Customer relationships	4.11
Non-competes	0.58
Intellectual property	2.67
Total	3.21

Intangible assets consist of the following:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$29,063	$(13,613)	$15,450
Patents	100	(63)	37
Customer relationships	17,542	(7,686)	9,856
Non-competes	932	(669)	263
Intellectual property	2,065	(964)	1,101
Total	$49,702	$(22,995)	$26,707

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$29,062	$(10,517)	$18,545
Patents	100	(56)	44
Customer relationships	17,102	(6,501)	10,601
Non-competes	932	(551)	381
Intellectual property	2,065	(758)	1,307
Total	$49,261	$(18,383)	$30,878

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Intangibles and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value at December 31, 2021	$37,825	$2,501	$16,698	$57,024
Acquisitions & measurement period adjustments	229	—	3,182	3,411
Gross carrying value at December 31, 2022	38,054	2,501	19,880	60,435
Acquisitions & measurement period adjustments	441	—	—	441
Gross carrying value at June 30, 2023	$38,495	$2,501	$19,880	$60,876

Accumulated amortization at December 31, 2021	$(6,285)	$(354)	$(1,983)	$(8,622)
Amortization	(5,721)	(460)	(3,580)	(9,761)
Accumulated amortization at December 31, 2022	(12,006)	(814)	(5,563)	(18,383)
Amortization	(2,572)	(224)	(1,816)	(4,612)
Accumulated amortization at June 30, 2023	$(14,578)	$(1,038)	$(7,379)	$(22,995)

Accumulated impairment losses at December 31, 2021	$—	$—	$—	$—
Impairments	(11,079)	(95)	—	(11,174)
Accumulated impairment losses at December 31, 2022	(11,079)	(95)	—	(11,174)
Impairments	—	—	—	—
Accumulated impairment losses June 30, 2023	$(11,079)	$(95)	$—	$(11,174)

Net carrying value at December 31, 2022	$14,969	$1,592	$14,317	$30,878
Net carrying value June 30, 2023	$12,838	$1,368	$12,501	$26,707

Amortization expense for the three and six months ended June 30, 2023 was $2.4 million and $4.6 million. Amortization expense for the three and six months ended June 30, 2022 was $2.8 million and $5.6 million.

Future amortization expense is as follows:

2023, remainder	$4,470
2024	8,799
2025	8,426
2026	3,663
2027	1,217
Thereafter	132
Total	$26,707

7. INCOME TAXES

For the six months ended June 30, 2023, the effective tax rate was zero%, compared to 1.42% for the six months ended June 30, 2022. The decrease in the effective tax rate is primarily due to the Company recording a valuation allowance against deferred tax assets. The effective tax rate for the six months ended June 30, 2023 is lower than the U.S. federal statutory rate of 21.0%, which is also primarily due to the Company recording a valuation allowance against deferred tax assets. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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
Short-term disclosures include only those leases with a term greater than one month and less than or equal to 12 months, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that we are reasonably certain to exercise are not recorded on the balance sheet.
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in “store operating costs.” Facilities and assets which serve management and support functions are expensed through general and administrative expenses.

	June 30, 2023	December 31, 2022
Right of use assets, operating lease assets	$42,692	$46,433

Current lease liability	$8,152	$8,131
Non-current lease liability	37,191	40,659
Total lease liability	$45,343	$48,790

	June 30, 2023	June 30, 2022
Weighted average remaining lease term	6.26 years	6.60 years
Weighted average discount rate	5.8%	5.6%

	Three Months Ended June 30,
	2023	2022
Operating lease costs	$2,803	$2,783
Variable lease costs	570	477
Short-term lease costs	97	111
Total operating lease costs	$3,470	$3,371

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Six Months Ended June 30,
	2023	2022
Operating lease costs	$5,696	$5,445
Variable lease costs	1,169	1,340
Short-term lease costs	264	237
Total operating lease costs	$7,129	$7,022

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2023:

2023 (remainder of the year)	$5,418
2024	9,923
2025	9,135
2026	7,562
2027	5,534
Thereafter	16,771
Total lease payments	54,343
Less: Imputed interest	(9,000)
Lease Liability at June 30, 2023	$45,343

9. SHARE BASED PAYMENTS

The Company maintains long-term incentive plans for employees, non-employee members of our Board of Directors, and consultants. The plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, "share-based awards").

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share-based awards in the form of common stock warrants to non-employees.

The following table presents share-based award expense for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock	$947	$750	$1,514	$1,951
Stock options	—	16	—	59
Warrants	—	340	—	679
Total	$947	$1,106	$1,514	$2,689

As of June 30, 2023, the Company had approximately $5.4 million of unamortized share-based compensation for option awards and restricted stock awards, which are expected to be recognized over a weighted average period of approximately 3.1 years.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Restricted stock activity for the six months ended June 30, 2023 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	614,875	$9.41
Granted	1,000,000	$3.80
Vested	(223,166)	$6.51
Forfeited	(318,750)	$4.23
Nonvested, June 30, 2023	1,072,959	$5.64

The table below summarizes all option activity under all plans during the six months ended June 30, 2023:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	604,498	$3.97	1.87	$2.24
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2023	604,498	$3.97	1.38	$2.24
Vested at June 30, 2023	604,498	$3.97	1.38	$2.24

A summary of the status of the Company’s outstanding stock purchase warrants for the six months ended June 30, 2023 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	32,500	$15.82
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2023	32,500	$15.82

Liability Awards

In August 2022, the Company issued certain stock awards classified as liabilities based on the guidance set forth at ASC 480-10-25 and ASC 718-10-25. These awards entitled the employees to receive an equity award with a specified dollar value of common stock on future dates ranging from June 15, 2023, through June 15, 2025. The awards generally vested over three years subject to the employee’s continued employment. On June 15, 2023, the three employees subject to these awards entered into new employment agreements which superseded the prior agreements and removed the liability awards from their compensation package. In accordance with ASC 718-20-35-2A through 718-20-35-9, these awards were evaluated and accounted for as modified awards. The liability of $0.7 million was relieved to additional paid-in capital and the incremental expense of $0.1 million will be recognized over the remaining term of the modified awards.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$(5,699)	$(136,379)
Weighted average shares outstanding, basic	61,077	60,756
Effect of dilution	—	—
Adjusted weighted average shares outstanding, dilutive	61,077	60,756
Basic earnings (loss) per share	$(0.09)	$(2.24)
Dilutive earnings (loss) per share	$(0.09)	$(2.24)

	Six Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$(11,833)	$(141,556)
Weighted average shares outstanding, basic	61,053	60,742
Effect of dilution	—	—
Adjusted weighted average shares outstanding, dilutive	61,053	60,742
Basic earnings (loss) per share	$(0.19)	$(2.33)
Dilutive earnings (loss) per share	$(0.19)	$(2.33)

The following potentially outstanding restricted stock and stock options were excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three Months Ended
	June 30, 2023	June 30, 2022
Restricted stock	1,868	511
Stock options	—	202
Total	1,868	713

	Six Months Ended
	June 30, 2023	June 30, 2022
Restricted stock	1,949	511
Stock options	—	320
Total	1,949	831

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

11. ACQUISITIONS

Our acquisition strategy is primarily to acquire (i) well-established, profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of purchase price was based upon the preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized, not to exceed one year from the acquisition date. The Company has made adjustments to the preliminary valuations of the acquisitions based on valuation analyses prepared by independent third-party valuation consultants. There have been no measurement period adjustments during the current year. During the six months ended June 30, 2022, our measurement period adjustments included increasing goodwill by $1.3 million offset with intangible assets. As a result of these measurement period adjustments, we made an insignificant reduction in amortization expense. All acquisition costs are expensed as incurred and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Acquisitions during the six months ended June 30, 2023

On May 23, 2023, the Company purchased substantially all of the assets of Southside Garden Supply ("Alaska"), a two-store chain of indoor/outdoor garden centers. The total consideration for the purchase of the Alaska assets was approximately $2.0 million, including $1.9 million in cash and an indemnity holdback of $0.1 million. The Alaska asset acquisition also included acquired goodwill of approximately $0.6 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. Alaska is included in our Retail segment.

Additionally, the Company made other, individually immaterial acquisitions during the six months ended June 30, 2023. Total consideration for these purchases was approximately $1.2 million, including $1.1 million paid in cash and indemnity holdbacks of less than $0.1 million. These individually immaterial acquisitions also included aggregate acquired goodwill of approximately $0.3 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. These acquisitions are included in our Retail segment.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

The table below represents the allocation of the purchase price to the acquired net assets during the six months ended June 30, 2023.

	Alaska	Other	Total
Inventory	$720	$867	$1,587
Prepaids and other current assets	292	2	294
Furniture and equipment	—	47	47
Operating lease right of use asset	630	648	1,278
Operating lease liability	(630)	(648)	(1,278)
Customer relationships	440	—	440
Goodwill	577	252	829
Total	$2,029	$1,168	$3,197

The table below represents the consideration paid for the net assets acquired in business combinations during the six months ended June 30, 2023.

	Alaska	Other	Total
Cash	$1,922	$1,128	$3,050
Indemnity holdback	107	40	147
Total	$2,029	$1,168	$3,197

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023.

	Alaska	Other	Total
Acquisition date	May 23, 2023
Revenue	$392	$916	$1,308
Net income (loss)	$(83)	$(32)	$(114)

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three and six months ended June 30, 2023, and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$122,966	$154,168	$122,966	154,168
Net income (loss)	$(11,491)	$(141,670)	$(11,491)	(141,670)

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
June 30, 2023

The table below represents the allocation of the purchase price to the acquired net assets during the six months ended June 30, 2022.

HRG
Inventory	$4,170
Prepaids and other current assets	76
Furniture and equipment	148
Operating lease right of use asset	666
Operating lease liability	(666)
Customer relationships	2,430
Trademark	496
Non-compete	255
Goodwill	5,816
Total	$13,391

The table below represents the consideration paid for the net assets acquired in business combinations during the six months ended June 30, 2022.

HRG
Cash	$6,806
Indemnity stock holdback	875
Common stock	5,710
Total	$13,391

The following table discloses the date of the acquisition noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2022. Revenue and earnings amounts include other proprietary brands now being included under HRG for operations.

HRG
Acquisition date	February 1, 2022
Revenue	$8,086
Net Income (loss)	$130

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$70,939	$154,542
Net income (loss)	$(8,626)	$(13,802)

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in lawsuits and claims which arise in the normal course of our business, including the initiation and defense of proceedings related to contract and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option (“Note & Option”) with TGC Systems, LLC (“Total Grow”). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow based on promissory estoppel and breach of contract for failing to consummate the acquisition of Total Grow by the Company. The Company counterclaimed for repayment of $1.5 million principal plus interest loaned by the Company to Total Grow pursuant to the Note & Option. The Company accrued a reserve of $1.5 million against the Note & Option. As discussed in Note 14, Subsequent Events, on July 26, 2023, the arbitrator denied all of Total Grow's claims and defenses, determined that the Company prevailed in its counterclaim, and awarded the Company an award in full settlement of the matter.

There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations, or cash flows. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations, or cash flows.

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2023, the Company did not have any liabilities associated with indemnities.

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

13. SEGMENTS

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. Shared services and other corporate costs are allocated to an individual segment based on that segment's profitability.

Retail – The core of our business strategy is to operate the largest chain of retail garden centers in the U.S. The hydroponic retail landscape is fragmented, which allows us to acquire “best of breed” hydroponic retail operations and leverage efficiencies of a centralized organization. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution, and fulfillment for our online platforms and direct fulfillment to our commercial customers.

Our retail segment also includes our commercial sales organization, which is focused on selling products and services, including end-to-end solutions, for large commercial cultivators outside of the physical retail network. When commercial customers gain new cultivation licenses, they need lighting, benching, environmental control systems, irrigation, fertigation, and other products to outfit their facilities. Existing facilities also need consumable products for operations, as well as equipment updates from time to time. Commercial customers typically purchase large dollar amounts, quantities, and sizes of products. We offer commercial customers volume pricing, terms, and financing.

E-commerce – Our digital strategy is primarily focused on capturing the home, craft, and commercial grower online. GrowGeneration.com offers thousands of hydroponic products, all curated by our product team. GrowGeneration.com offers

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

customers the option to have their orders shipped directly to their locations, anywhere in North America. GrowGeneration also sells its products through its distribution website, HRGdist.com, and online marketplaces such as Amazon and Walmart.

Distribution and other – In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular PowerSi line of monosilicic acid products, a widely used nutrient additive for plants. In March 2021, the Company purchased Charcoir, a line of premium coco pots, cubes and medium. In December 2021, the Company purchased the assets of Mobile Media, Inc. ("MMI"), a mobile shelving and storage solutions developer and manufacturer. In February 2022, the Company purchased the assets of Horticultural Rep Group, Inc. ("HRG"), a specialty marketing and sales organization specializing in horticultural products. The Company is in the process of combining the operations and management of these non-retail enterprises. The products these companies provide are integrated into our retail, e-commerce, and direct sales activities, and we receive incremental revenue from the sale of these products.

Disaggregated revenue by segment is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, net
Retail
Private label sales	$7,200	$6,000	$13,801	$13,096
Non-private label sales	39,717	49,354	72,517	106,554
Total retail	46,917	55,354	86,318	119,650
E-Commerce
Private label sales	400	300	661	700
Non-private label sales	3,334	3,395	6,334	8,263
Total e-commerce	3,734	3,695	6,995	8,963
Distribution and other
Private label sales	1,700	3,200	3,865	6,000
Non-private label sales	3,200	3,744	7,500	7,947
Commercial fixture sales	8,374	5,100	16,074	10,300
Total distribution and other	13,274	12,044	27,439	24,247
Total	$63,925	$71,093	$120,752	$152,860

Selected information by segment is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Retail	$46,917	$55,354	$86,318	$119,650
E-Commerce	3,734	3,695	6,995	8,963
Distribution and other	13,274	12,044	27,439	24,247
Total	$63,925	$71,093	$120,752	$152,860

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit
Retail	$11,521	$15,601	$22,258	$31,094
E-Commerce	819	709	1,681	2,454
Distribution and other	4,797	3,917	9,487	8,819
Total	$17,137	$20,227	$33,426	$42,367

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (Loss) from operations
Retail	$(6,547)	$(107,103)	$(13,622)	$(114,286)
E-Commerce	(444)	(8,607)	(928)	(9,039)
Distribution and other	425	(21,091)	220	(20,697)
Total	$(6,566)	$(136,801)	$(14,330)	$(144,022)

14. SUBSEQUENT EVENTS

In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option (“Note & Option”) with TGC Systems, LLC (“Total Grow”). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow based on promissory estoppel and breach of contract for failing to consummate the acquisition of Total Grow by the Company. The Company counterclaimed for repayment of $1.5 million principal plus interest loaned by the Company to Total Grow pursuant to the Note & Option.

On July 26, 2023, the arbitrator denied all of Total Grow’s claims and defenses, determined that the Company prevailed in its counterclaim, and granted the Company an award of $1.5 million, with interest at the rate of 8% compounded annually beginning on March 15, 2021 until paid in full, and certain other costs. The Award is in full settlement of all claims and counterclaims related to the matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023. We caution readers regarding certain forward-looking statements, within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, in the following discussion and elsewhere in this report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law.

OVERVIEW

GrowGeneration Corp. (together with all of its direct and indirect wholly-owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014. GrowGeneration is the largest chain of hydroponic garden centers in the United States and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, and accessories for hydroponic gardening. GrowGeneration also owns and operates an e-commerce platform, www.growgeneration.com, Mobile Media, a vertical racking and storage solutions business, Horticultural Rep Group, a horticultural products sales representative and distributor organization, and proprietary brands across multiple product categories, from lighting to nutrients and additives to environmental control systems.

Our business is driven by a wide selection of products, facility design services, solutions driven staff, and pick, pack and ship distribution and fulfillment capabilities. GrowGeneration carries and sells thousands of products, including nutrients, growing media, lighting, environmental control systems, vertical benching, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that are capable of growing and maximizing yield and quality of a wide range of plants. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, MMI benching and racking, Ion lights, Durabreeze fans, and more. GrowGeneration also provides facility design services to commercial growers. As of June 30, 2023, we employed approximately 481 employees, a majority of whom have been branded by us as “Grow Pros”, and our operations span over 953,000 square feet of retail and warehouse space.

Markets and Business Segments

Our target customer segments include the commercial growers in the plant-based medicine market, the craft grower, and vertical and urban farmers who grow organic herbs, fruits, and vegetables. Additionally, we sell products from our distribution and other segment to wholesalers, resellers, and retailers. Unlike the traditional agricultural industry, these cultivators use innovative indoor and outdoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields and quality, regardless of the season or weather conditions.

The Company has three primary reportable segments, including retail operations, e-commerce, and all other. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources.

We recognize specifically identifiable operating costs such as cost of sales, distribution expenses, and selling and general administrative expenses within each segment. Certain general and administrative expenses, such as administrative and management expenses, salaries and benefits, share based compensation, director fees, legal expenses, accounting and consulting expenses, and technology costs, are not allocated to the specific segments and are reflected in the enterprise results.

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
Notwithstanding the foregoing, we are the largest chain of hydroponic garden centers in the U.S. by management's estimates, and our pricing, inventory and product availability, and overall customer service provide us the ability to compete in our industry. In addition, as we continue to increase the scope of our operations, including both retail and distribution, we expect to be able to continue to purchase inventory at lower volume prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking. The Company competes by delivering a one-stop shopping experience that includes the widest selection of hydroponics products, end-to-end solutions for all types of cultivation environments, in-store sales and product support, direct manufacturer pricing, and industry-leading expertise and customer service.

Growth Strategy

Core to our growth strategy is to expand the number of our retail garden centers in the U.S., especially in markets where we do not already have a physical presence or where our existing physical presence is limited. During the first six months of 2023, the Company acquired 5 new locations and expanded into two new states. Our plan is to continue to acquire, open, and operate garden centers.
GrowGeneration will also pursue growth through expansion of its commercial sales and distribution capabilities to sell more product to commercial cultivators for large grow operations and independent retail garden centers for resale, as well as by promoting and expanding its portfolio of proprietary brands to increase its market share, product offerings, and profitability.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2023 and 2022

Net Sales

Net sales for the three months ended June 30, 2023 was approximately $63.9 million, compared to $71.1 million for the three months ended June 30, 2022, a decrease of approximately $7.2 million or 10.1%. The decrease was primarily attributed to a decrease of approximately $7.9 million related to same store sales, which represented an approximate 15.1% decrease year over year. Overall sales in our retail segment declined from $55.4 million for the three months ended June 30, 2022 to $46.9 million for the same period in 2023. Distributed sales increased to $13.3 million for the three months ended June 30, 2023, compared to $12.0 million for the three months ended June 30, 2022. E-commerce sales were relatively flat from $3.7 million for the three months ended June 30, 2022, to $3.7 million for the same period in 2023.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 was approximately $46.8 million, compared to approximately $50.9 million for the three months ended June 30, 2022, a decrease of approximately $4.1 million or 8.0%. The decrease in cost of sales was primarily due to the 10.1% decrease in sales comparing the three months ended June 30, 2023 to the three months ended June 30, 2022.

Gross Profit

Gross profit was approximately $17.1 million for the three months ended June 30, 2023, compared to approximately $20.2 million for the three months ended June 30, 2022, a decrease of approximately $3.1 million or 15.3%. The decrease in gross profit is primarily related to the 10.1% decrease in net sales comparing the three months ended June 30, 2023 to the three months ended June 30, 2022. Gross profit as a percentage of net sales was 26.8% for the three months ended June 30, 2023, compared to 28.5% for the three months ended June 30, 2022. Gross profit in our retail segment declined from $15.6 million for the three months ended June 30, 2022, to $11.5 million for the same period in 2023. Gross profit from distributed sales increased to $4.8 million for the three months ended June 30, 2023, compared to $3.9 million for the three months ended June 30, 2022. Gross profit from our e-commerce segment was $0.8 million for the three months ended June 30, 2023, compared to $0.7 million for the three months ended June 30, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $23.7 million for the three months ended June 30, 2023 and approximately $157.0 million for the three months ended June 30, 2022, a decrease of approximately $133.3 million or 85%. The decrease in operating expenses is primarily attributable the impairment loss of $127.8 million recorded during the three months ended June 30, 2022.

Store operating costs were approximately $12.3 million for the three months ended June 30, 2023, compared to $13.8 million for the three months ended June 30, 2022, a decrease of $1.5 million or 11%. The decrease in store operating costs was directly attributable to payroll reductions and expense savings recognized from store consolidations.

Total corporate overhead, which is comprised of selling, general, and administrative expense and depreciation and amortization expense, was approximately $11.4 million for the three months ended June 30, 2023, compared to $15.4 million for the three months ended June 30, 2022, a decrease of $4.0 million or 26%. Selling, general, and administrative costs were approximately $7.5 million for the three months ended June 30, 2023, compared to approximately $9.8 million for the three months ended June 30, 2022. Salaries expense decreased to $3.4 million for the three months ended June 30, 2023, from $5.4 million for the same period in 2022. General and administrative expenses decreased to $3.2 million for the three months ended June 30, 2023, from $4.1 million for the same period in 2022.

Other Income/Expense

Total other income was approximately $1.0 million for the three months ended June 30, 2023, compared to expense of $0.1 million for the three months ended June 30, 2022. This increase is primarily attributable to interest income driven from capital investments.

Segment Operating Income

Operating loss in our retail segment dropped from $107.1 million to an operating loss of $6.5 million. The operating loss for our e-commerce segment decreased from $8.6 million for the three months ended June 30, 2022 to a loss of $0.4 million for the same period in 2023. Operating income in the distribution and other segment other increases to a loss of $0.4 million in the three months ended June 30, 2023, compared to a loss of of $21.1 million in the three months ended June 30, 2022.

Income Taxes

Income tax benefit was $0.1 million for the three months ended June 30, 2023, compared to income tax expense of $0.3 million for the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 is lower than the U.S. federal statutory rate of 21.0%, which is also primarily due to the Company recording a valuation allowance against deferred tax assets. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the three months ended June 30, 2023 was approximately $5.7 million, compared to net loss of approximately $136.4 million for the three months ended June 30, 2022, an increase of approximately $130.7 million.

Comparison of the six months ended June 30, 2023 and 2022

Net Sales

Net sales for the six months ended June 30, 2023 was approximately $120.8 million, compared to $152.9 million for the six months ended June 30, 2022, a decrease of approximately $32.1 million or 21%. The decrease was primarily attributed to a decrease of approximately $29.7 million related to same store sales, which represented an approximate 26.5% decrease year over year. Overall sales in our retail segment declined from $119.7 million for the six months ended June 30, 2022, to $86.3 million for the same period in 2023. Distributed sales increased to $27.4 million for the six months ended June 30, 2023 compared to $24.2 million for the six months ended June 30, 2022. E-commerce sales decreased from $9.0 million for the six months ended June 30, 2022, to $7.0 million for the same period in 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2023 was approximately $87.3 million, compared to approximately $110.5 million for the six months ended June 30, 2022, a decrease of approximately $23.2 million or 21%. The decrease in cost of sales was primarily due to the 21% decrease in sales comparing the six months ended June 30, 2023 to the six months ended June 30, 2022.

Gross Profit

Gross profit was approximately $33.4 million for the six months ended June 30, 2023, compared to approximately $42.4 million for the six months ended June 30, 2022, a decrease of approximately $8.9 million or 21%. The decrease in gross profit is primarily related to the 21% decrease in net sales comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. Gross profit as a percentage of net sales was 27.7% for the six months ended June 30, 2023, compared to 27.7% for the six months ended June 30, 2022. Gross profit in our retail segment declined from $31.1 million for the six months ended June 30, 2022, to $22.3 million for the same period in 2023. Gross profit from distributed sales increased to $9.5 million for the six months ended June 30, 2023, compared to $8.8 million for the six months ended June 30, 2022. Gross profit from our e-commerce segment was $1.7 million for the six months ended June 30, 2023, compared to $2.5 million for the six months ended June 30, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, and depreciation and amortization. Operating costs were approximately $47.8 million for the six months ended June 30, 2023 and approximately $186.4 million for the six months ended June 30, 2022, a decrease of approximately $138.6 million or 74%. The decrease in operating expenses is primarily attributable to a $127.8 million impairment loss recognized in the prior year.

Store operating costs were approximately $25.2 million for the six months ended June 30, 2023, compared to $28.3 million for the six months ended June 30, 2022, a decrease of $3.1 million or 11%. The decrease in store operating costs was directly attributable to payroll reductions and expense savings recognized from store consolidations.

Total corporate overhead, which is comprised of selling, general, and administrative expense and depreciation and amortization expense, was approximately $22.5 million for the six months ended June 30, 2023, compared to $30.3 million for the six months ended June 30, 2022, a decrease of $7.7 million or 26%. Selling, general, and administrative costs were approximately $14.3 million for the six months ended June 30, 2023, compared to approximately $19.4 million for the six months ended June 30, 2022. Salaries expense decreased to $6.9 million for the six months ended June 30, 2023, from $10.6 million for the same period in 2022. General and administrative expenses decreased to $6.4 million for the six months ended June 30, 2023, from $7.7 million for the same period in 2022.

Other Income/Expense

Total other income was approximately $2.6 million for the six months ended June 30, 2023, compared to expense of $0.5 million for the six months ended June 30, 2022. This increase is primarily attributable to income generated from capital investments.

Segment Operating Income

Operating loss in our retail segment decreased from $114.3 million to an operating loss of $13.6 million. The operating loss for our e-commerce segment decreased from $9.0 million for the six months ended June 30, 2022 to a loss of $0.9 million for the same period in 2023. Operating income in the distribution and other segment decreased to income of $0.2 million in the six months ended June 30, 2023, compared to income of $20.7 million in the six months ended June 30, 2022.

Income Taxes

Income tax expense was $0.1 million for the six months ended June 30, 2023, compared to income tax benefit of $1.9 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 is lower than the U.S. federal statutory rate of 21.0%, which is also primarily due to the Company recording a valuation allowance against deferred tax assets. The Company has evaluated positive and negative evidence and has concluded that its deferred tax assets are not expected to be realizable and has recorded a valuation allowance in the current period.

Net Income

Net loss for the six months ended June 30, 2023 was approximately $11.8 million, compared to net loss of approximately $141.6 million for the six months ended June 30, 2022, an increase of approximately $129.7 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was approximately $7.4 million, compared to $1.6 million used for the six months ended June 30, 2022. The Company continued to decrease inventory and improve on receivable collection, partially offset by reductions to customer deposits and payroll and payroll tax liabilities.

Net cash used by investing activities was approximately $17.6 million for the six months ended June 30, 2023, compared to cash provided by investing activities of approximately $14.2 million for the six months ended June 30, 2022. Investing activities in 2023 were primarily attributable to investment of excess cash into marketable securities of $51.7 million, partially offset by maturity of marketable securities of $42.6 million. The Company also had vehicle and store equipment purchases of $5.5 million and business acquisitions of $3.2 million. Investing activities for the six months ended June 30, 2022 were primarily related to maturities of marketable securities of $29.8 million, partially offset by store acquisitions of $6.8 million and the purchase of vehicles and store equipment to support new store operations of $8.8 million.

Net cash used in financing activities for the six months ended June 30, 2023 was approximately $0.2 million and was primarily attributable to common stock withheld for employee payroll taxes. Net cash used by financing activities for the six months ended June 30, 2022 was $1.5 million and was primarily attributable to stock withheld to cover payroll taxes.

Use of Non-GAAP Financial Information

The Company believes that the presentation of results excluding certain items in “Adjusted EBITDA,” such as non-cash equity compensation charges, provides meaningful supplemental information to both management and investors, facilitating the evaluation of performance across reporting periods. The Company uses these non-GAAP measures for internal planning and reporting purposes. These non-GAAP measures are not in accordance with, or an alternative for, U.S. GAAP and may be different from non-GAAP measures used by other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or net income per share prepared in accordance with generally accepted accounting principles.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,
	2023	2022
	(000)	(000)
Net income (loss)	$(5,699)	$(136,379)
Income taxes	93	(283)
Interest income	—	(45)
Interest expense	431	10
Depreciation, and amortization	3,824	4,783
EBITDA	$(1,351)	$(131,914)
Impairment loss	—	127,831
Share based compensation (option compensation, warrant compensation, stock issued for services)	947	1,106
Restructuring charges	1,220	—
Fixed asset disposal	40	(12)
Adjusted EBITDA	$856	$(2,989)

Adjusted EBITDA per share, basic	$0.01	$(0.05)
Adjusted EBITDA per share, diluted	$0.01	$(0.05)

	Six Months Ended June 30,
	2023	2022
	(000)	(000)
Net income (loss)	$(11,833)	$(141,556)
Income taxes	93	(1,919)
Interest income	—	(47)
Interest expense	5	13
Depreciation, and amortization	7,756	9,289
EBITDA	$(3,979)	$(134,220)
Impairment loss	—	127,831
Share based compensation (option compensation, warrant compensation, stock issued for services)	1,514	2,689
Restructuring charges	1,498	—
Fixed asset disposal	21	(84)
Adjusted EBITDA	$(946)	$(3,784)

Adjusted EBITDA per share, basic	$(0.02)	$(0.06)
Adjusted EBITDA per share, diluted	$(0.02)	$(0.06)

Liquidity and Capital Resources

As of June 30, 2023, we had working capital of approximately $126.2 million, compared to working capital of approximately $134.9 million as of December 31, 2022, a decrease of approximately $8.7 million. The decrease in working capital from December 31, 2022 to June 30, 2023 was due primarily to a decrease in accounts receivable and income taxes receivable, partially offset by an increase in current liabilities. At June 30, 2023, we had cash and cash equivalents of approximately $29.6 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital. Our core strategy continues to focus on expanding our geographic reach across the United States and building our store and brand portfolio through organic growth and acquisitions. We believe that some of our store acquisitions and new store openings can come from cash flow from operations.

We anticipate that we may need additional financing through equity offerings and/or debt financings in the future to continue to acquire and open new stores and related businesses. To date, we have financed our operations through the issuance and sale of common stock, convertible notes, and warrants.

Critical Accounting Policies, Judgements, and Estimates

For a summary of the Company’s critical accounting policies, judgements, and estimates, please refer to Item 7 of our Form 10-K for the year ended December 31, 2022.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a summary of the Company’s quantitative and qualitative disclosures about market risk, please refer to Item 7A of our Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
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
As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of June 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2021 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Material Weaknesses in Control Activities

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are controls and other procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of

June 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023 because of the material weaknesses in internal control over financial reporting discussed below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2022, the Company purchased certain assets from V&W Ag Consulting, LLC (“VW”). The total consideration for the purchase was common stock of the Company worth approximately $0.3 million, including an indemnity holdback of common stock worth approximately $0.1 million. 35,000 shares of common stock for the indemnity holdback payment were issued on June 1, 2023. These shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of SEC Rule 10b5–1(c) or any “non-Rule 10b5–1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)