Form 10-Q
period 2023-09-30
GrowGeneration Corp.
filed 2023-11-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2023
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

As of October 31, 2023 there were 61,311,293 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROWGENERATION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,414	$40,054
Marketable securities	35,203	31,852
Accounts receivable, net of allowance for credit losses of $1.1 million and $0.7 million at September 30, 2023 and December 31, 2022	8,351	8,336
Notes receivable, current, net of allowance for credit losses of $1.7 million and $1.3 million at September 30, 2023 and December 31, 2022	—	1,214
Inventory	75,987	77,091
Prepaid income taxes	477	5,679
Prepaids and other current assets	12,383	6,455
Total current assets	163,815	170,681

Property and equipment, net	28,946	28,669
Operating leases right-of-use assets	42,316	46,433
Intangible assets, net	24,466	30,878
Goodwill	16,808	15,978
Other assets	880	803
TOTAL ASSETS	$277,231	$293,442

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,219	$15,728
Accrued liabilities	3,413	1,535
Payroll and payroll tax liabilities	2,027	4,671
Customer deposits	4,926	4,338
Sales tax payable	1,503	1,341
Current maturities of lease liability	8,374	8,131
Current portion of long-term debt	—	50
Total current liabilities	40,462	35,794
Commitments and contingencies (Note 12)
Operating lease liability, net of current maturities	36,387	40,659
Other long-term liabilities	317	593
Total liabilities	77,166	77,046

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 61,309,456 and 61,010,155 shares issued and outstanding as of September 30, 2023 and December 31, 2022	61	61
Additional paid-in capital	372,789	369,938
Retained earnings (deficit)	(172,785)	(153,603)
Total stockholders’ equity	200,065	216,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,231	$293,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$55,678	$70,850	$176,430	$223,710
Cost of sales (exclusive of depreciation and amortization shown below)	39,490	52,516	126,816	163,009
Gross profit	16,188	18,334	49,614	60,701

Operating expenses:
Store operations and other operational expenses	11,930	13,585	37,165	41,884
Selling, general, and administrative	7,582	8,796	21,923	28,164
Bad debt expense	257	172	681	1,774
Depreciation and amortization	4,721	3,875	12,477	13,164
Impairment loss	—	—	—	127,831

Total operating expenses	24,490	26,428	72,246	212,817

Income (Loss) from operations	(8,302)	(8,094)	(22,632)	(152,116)

Other income (expense):
Other income (expense)	954	34	3,549	547
Interest income	—	143	—	190
Interest expense	(1)	(3)	(6)	(16)
Total non-operating income (expense), net	953	174	3,543	721

Net income (loss) before taxes	(7,349)	(7,920)	(19,089)	(151,395)

Benefit (provision) for income taxes	—	718	(93)	2,637

Net income (loss)	$(7,349)	$(7,202)	$(19,182)	$(148,758)

Net income (loss) per share, basic	$(0.12)	$(0.12)	$(0.31)	$(2.45)
Net income (loss) per share, diluted	$(0.12)	$(0.12)	$(0.31)	$(2.45)

Weighted average shares outstanding, basic	61,272	60,855	61,127	60,771
Weighted average shares outstanding, diluted	61,272	60,855	61,127	60,771

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	61,229	$61	$371,863	$(165,436)	$206,488
Common stock issued for share based compensation	80	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(12)	—	(12)
Share based compensation	—	—	938	—	938
Net income (loss)	—	—	—	(7,349)	(7,349)
Balances, September 30, 2023	61,309	$61	$372,789	$(172,785)	$200,065

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	60,782	$61	$368,077	$(131,412)	$236,726
Common stock issued for share-based compensation	78	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(17)	—	(17)
Share based compensation	—	—	1,104	—	1,104
Net income (loss)	—	—	—	(7,202)	(7,202)
Balances, September 30, 2022	60,860	$61	$369,164	$(138,614)	$230,611

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	61,010	$61	$369,938	$(153,603)	$216,396
Common stock issued for share based compensation	264	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(187)	—	(187)
Share based compensation	—	—	2,265	—	2,265
Noncash repurchase of liability awards	—	—	653	—	653
Liability redemption associated with business acquisition	35	—	120	—	120
Net income (loss)	—	—	—	(19,182)	(19,182)
Balances, September 30, 2023	61,309	$61	$372,789	$(172,785)	$200,065

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291
Common stock issued in connection with business combination	650	1	5,749	—	5,750
Common stock issued for share-based compensation	255	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(1,465)	—	(1,465)
Share based compensation	—	—	3,793	—	3,793
Common stock issued upon cashless exercise of options	12	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Net income (loss)	—	—	—	(148,758)	(148,758)
Balances, September 30, 2022	60,860	$61	$369,164	$(138,614)	$230,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(19,182)	$(148,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,477	13,164
Stock-based compensation expense	2,452	3,980
Bad debt expense	681	1,774
(Gain) loss on asset disposition	85	629
Impairment loss	—	127,831
Deferred taxes	—	(2,166)
Change in value of marketable securities	(981)	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	518	(4,987)
Inventory	2,691	20,622
Prepaid expenses and other assets	(510)	10,718
Accounts payable and accrued liabilities	6,352	(2,405)
Operating leases	88	374
Payroll and payroll tax liabilities	(2,644)	(3,046)
Customer deposits	588	(7,538)
Sales tax payable	162	(322)
Net cash provided by (used in) operating activities	2,777	9,870
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,050)	(6,806)
Purchase of marketable securities	(85,768)	—
Maturities from marketable securities	83,398	39,793
Purchase of property and equipment	(5,995)	(11,635)
Disposal of assets	235	—
Net cash provided by (used in) investing activities	(11,180)	21,352
Cash flows from financing activities:
Principal payments on long term debt	(50)	(69)
Common stock withheld for employee payroll taxes	(187)	(1,465)
Net cash provided by (used in) financing activities	(237)	(1,534)
Net change	(8,640)	29,688
Cash and cash equivalents at the beginning of period	40,054	41,372
Cash and cash equivalents at the end of period	$31,414	$71,060

Supplemental disclosures of non-cash activities:
Cash paid for interest	$6	$16
Cash paid for income taxes	$93	$—
Common stock issued for business combination	$—	$5,750
Right-of-use assets acquired under new operating leases	$4,173	$6,221
Indemnity holdback from business acquisitions	$—	$875
Noncash repurchase of liability awards	$653	$—
Liability redemption associated with business acquisition	$120	$—
Purchase of property and equipment accrued in accounts payable	$355	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GrowGeneration Corp.
Notes To Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
1.GENERAL

GrowGeneration Corp. (together with its direct and indirect wholly owned subsidiaries, collectively “GrowGeneration” or the “Company”) is a leading marketer and distributor of nutrients, growing media, lighting, benching and racking, environmental control systems, and other products for both indoor and outdoor hydroponic and organic gardening, including proprietary brands such as Charcoir, Drip Hydro, Power Si, MMI benching and racking, Ion lights, Harvest Company scissors, and more. Incorporated in Colorado in 2014, GrowGeneration is the largest chain of specialty retail hydroponic and organic garden centers in the U.S. As of September 30, 2023, GrowGeneration has 56 retail locations across 18 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, Horticultural Rep Group ("HRG"), and a benching, racking, and storage solutions business, Mobile Media ("MMI"). GrowGeneration also provides facility design services to commercial growers.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”). There were no significant changes to the Company's significant accounting policies as disclosed in our 2022 Form 10-K. The results reported in these unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results for the full fiscal year.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

2.FAIR VALUE MEASUREMENTS

Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The carrying amounts of cash and cash equivalents, accounts receivable, available for sale securities, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. Changes in fair value of marketable securities, principally derived from accretion of discounts, was $0.5 million and $1.0 million for the three and nine months ended September 30, 2023, and included in Other income (expense) on the Condensed Consolidated Statements of Operations. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss.

	Level	September 30, 2023	December 31, 2022
Cash equivalents	1	$16,560	$25,087
Marketable securities	2	$35,203	$31,852

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

3.RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements. In addition to the accounting pronouncement discussed below, no other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company’s consolidated financial statements or disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326),” changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses based upon a company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts, rather than incurred losses as required previously by the other-than-temporary impairment model. The ASU applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. ASU No. 2016-13 was effective January 1, 2020, and the Company adopted this standard effective January 1, 2023. The adoption of this standard primarily applied to the valuation of the Company’s accounts receivable. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures, and the Company’s estimate of expected credit losses as of January 1, 2023, using the expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

4.REVENUE RECOGNITION

Disaggregation of Revenues

Net sales are disaggregated by the Company's segments, which represent its principal lines of business, as well as by the type of good or service, including sales of private label products, non-private label products or distributed brands, and sales of commercial fixtures. See Note 13, Segments, for disaggregated revenue by segment.

Contract Assets and Liabilities

The opening and closing balances of the Company’s customer trade receivables and customer deposit liability are as follows:

	Accounts Receivable, Net	Customer Deposits
Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, September 30, 2023	8,351	4,926
Increase (decrease)	$15	$588

Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, September 30, 2022	10,147	5,390
Increase (decrease)	$4,406	$(6,296)

Of the total amount of customer deposit liability as of January 1, 2023, $2.9 million was reported as revenue during the nine months ended September 30, 2023. Of the total amount of customer deposit liability as of January 1, 2022, $11.1 million was reported as revenue during the nine months ended September 30, 2022.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

5.PROPERTY AND EQUIPMENT

	September 30, 2023	December 31, 2022
Vehicles	$2,596	$2,176
Building and land	2,121	2,121
Leasehold improvements	12,268	12,562
Furniture, fixtures and equipment	14,951	13,195
Capitalized software	16,085	2,644
Construction-in-progress	—	9,569
Total property and equipment, gross	48,021	42,267
Accumulated depreciation	(19,075)	(13,598)
Property and equipment, net	$28,946	$28,669

Depreciation expense for the three and nine months ended September 30, 2023 was $2.5 million and $5.8 million. Depreciation expense for the three and nine months ended September 30, 2022 was $1.7 million and $5.4 million.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

6. GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill are as follows:

	September 30, 2023	December 31, 2022
Balance, beginning of period	$15,978	$125,401
Goodwill additions and measurement period adjustments	830	7,234
Impairment	—	(116,657)
Balance, end of period	$16,808	$15,978

During the second quarter of 2022, the Company’s market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which was contrary to prior experience. Management reassessed business performance expectations following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, inflation, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for finite-lived intangible assets at the asset group level and goodwill at the reporting unit level as of June 30, 2022.

As a result, the Company performed a cash recoverability test on the following finite-lived intangible assets: customer relationships, trade names, and non-competes. For goodwill impairment testing purposes, the Company identified four reporting units, of which three were subject to a quantitative assessment. The Company determined the fair value of its reporting units using the income approach, where estimated future returns are discounted to present value at an appropriate rate of return. The Company recognized impairment losses for related to its finite-lived intangibles and goodwill on June 30, 2022 as disclosed in the table below. There were no goodwill or finite-lived intangible impairments recognized during the nine months ended September 30, 2023.

The goodwill balance and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value at December 31, 2021	$101,811	$11,659	$11,931	$125,401
Acquisitions & measurement period adjustments	1,418	(341)	6,157	7,234
Gross carrying value at December 31, 2022	103,229	11,318	18,088	132,635
Acquisitions & measurement period adjustments	830	—	—	830
Gross carrying value, at September 30, 2023	$104,059	$11,318	$18,088	$133,465

Accumulated impairment losses at December 31, 2021	$—	$—	$—	$—
Impairment	(103,094)	(9,848)	(3,715)	(116,657)
Accumulated impairment losses at December 31, 2022	(103,094)	(9,848)	(3,715)	(116,657)
Impairment	—	—	—	—
Accumulated impairment losses at September 30, 2023	$(103,094)	$(9,848)	$(3,715)	$(116,657)

Net carrying value at December 31, 2022	$135	$1,470	$14,373	$15,978
Net carrying value at September 30, 2023	$965	$1,470	$14,373	$16,808

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

A summary of intangible assets is as follows:

Weighted-Average
Amortization Period
of Intangible Assets
as of September 30, 2023
(in years)
Trade names	2.47
Patents	2.34
Customer relationships	3.86
Non-competes	0.59
Intellectual property	2.42
Total	2.98

Intangible assets consist of the following:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$29,062	$(15,066)	$13,996
Patents	100	(67)	33
Customer relationships	17,542	(8,308)	9,234
Non-competes	932	(727)	205
Intellectual property	2,065	(1,067)	998
Total	$49,701	$(25,235)	$24,466

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$29,062	$(10,517)	$18,545
Patents	100	(56)	44
Customer relationships	17,102	(6,501)	10,601
Non-competes	932	(551)	381
Intellectual property	2,065	(758)	1,307
Total	$49,261	$(18,383)	$30,878

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Intangibles and impairment by segment are as follows:

	Retail	E-commerce	Distribution	Total
Gross carrying value at December 31, 2021	$37,825	$2,501	$16,698	$57,024
Acquisitions & measurement period adjustments	229	—	3,182	3,411
Gross carrying value at December 31, 2022	38,054	2,501	19,880	60,435
Acquisitions & measurement period adjustments	440	—	—	440
Gross carrying value at September 30, 2023	$38,494	$2,501	$19,880	$60,875

Accumulated amortization at December 31, 2021	$(6,285)	$(354)	$(1,983)	$(8,622)
Amortization	(5,721)	(460)	(3,580)	(9,761)
Accumulated amortization at December 31, 2022	(12,006)	(814)	(5,563)	(18,383)
Amortization	(3,793)	(335)	(2,724)	(6,852)
Accumulated amortization at September 30, 2023	$(15,799)	$(1,149)	$(8,287)	$(25,235)

Accumulated impairment losses at December 31, 2021	$—	$—	$—	$—
Impairments	(11,079)	(95)	—	(11,174)
Accumulated impairment losses at December 31, 2022	(11,079)	(95)	—	(11,174)
Impairments	—	—	—	—
Accumulated impairment losses September 30, 2023	$(11,079)	$(95)	$—	$(11,174)

Net carrying value at December 31, 2022	$14,969	$1,592	$14,317	$30,878
Net carrying value September 30, 2023	$11,616	$1,257	$11,593	$24,466

Amortization expense for the three and nine months ended September 30, 2023 was $2.2 million and $6.9 million. Amortization expense for the three and nine months ended September 30, 2022 was $2.2 million and $7.7 million.

Future amortization expense as of September 30, 2023 is as follows:

2023, remainder	$2,229
2024	8,799
2025	8,426
2026	3,663
2027	1,217
Thereafter	132
Total	$24,466

7. INCOME TAXES

For the nine months ended September 30, 2023, the effective tax rate was (0.42)%, compared to 1.74% for the nine months ended September 30, 2022. The effective tax rate for each of the nine months ended September 30, 2023 and 2022 is lower than the U.S. federal statutory rate of 21.0% primarily due to the Company’s valuation allowance against deferred tax assets. As of September 30, 2023, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases are as follow:

	September 30, 2023	December 31, 2022
Operating leases right-of-use assets	$42,316	$46,433

Current maturities of lease liability	$8,374	$8,131
Operating lease liability, net of current maturities	36,387	40,659
Total lease liability	$44,761	$48,790

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	September 30, 2023	September 30, 2022
Weighted average remaining lease term	6.07 years	6.68 years
Weighted average discount rate	6.0%	5.5%

Lease expense is recorded within the Company’s Condensed Consolidated Statements of Operations based upon the nature of the operating lease right-of-use assets. Where assets are used to directly serve our customers, such as retail locations and distribution centers, lease costs are recorded in Store operations and other operational expenses. Facilities and assets which serve management and support functions are expensed through Selling, general, and administrative. Additionally, the Company recorded sublease income of $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, within Other income (expense) related to the sublease of a closed retail location.

The components of lease expense are as follows:

	Three Months Ended September 30,
	2023	2022
Operating lease costs	$2,738	$2,615
Variable lease costs	176	664
Short-term lease costs	98	69
Total operating lease costs	$3,012	$3,348

	Nine Months Ended September 30,
	2023	2022
Operating lease costs	$8,434	$8,060
Variable lease costs	1,466	2,004
Short-term lease costs	241	306
Total operating lease costs	$10,141	$10,370

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Future maturities of the Company’s operating lease liabilities as of September 30, 2023:

2023 (remainder of the year)	$2,797
2024	10,519
2025	9,694
2026	7,844
2027	5,446
Thereafter	17,065
Total lease payments	53,365
Less: Imputed interest	(8,604)
Lease Liability at September 30, 2023	$44,761

Supplemental and other information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$8,321	$7,692

9. SHARE BASED PAYMENTS

The Company maintains long-term incentive plans for employees, non-employee members of its Board of Directors, and consultants. The plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, "share-based awards").

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees and directors of the Company, including stock options and restricted shares. The Company also issues share-based awards in the form of common stock warrants to non-employees.

The following table presents share-based award expense for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock	$938	$951	$2,452	$2,902
Stock options	—	—	—	59
Warrants	—	340	—	1,019
Total	$938	$1,291	$2,452	$3,980

As of September 30, 2023, the Company had approximately $4.5 million of unamortized share-based compensation for share based awards, which are expected to be recognized over a weighted average period of approximately 1.9 years.

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Restricted stock activity for the nine months ended September 30, 2023 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	614,875	$9.41
Granted	1,110,000	$3.77
Vested	(305,167)	$5.77
Forfeited	(345,750)	$7.01
Nonvested, September 30, 2023	1,073,958	$5.42

The table below summarizes all option activity under all plans during the nine months ended September 30, 2023:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2022	604,498	$3.97	1.87	$2.24
Granted	—	—	—	—
Exercised	(20,000)	3.50	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2023	584,498	$3.99	1.17	$2.24
Vested at September 30, 2023	584,498	$3.99	1.17	$2.24

A summary of the status of the Company’s outstanding stock purchase warrants for the nine months ended September 30, 2023 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	32,500	$10.61
Issued	—	—
Exercised	—	—
Forfeited	(32,500)	$10.61
Outstanding at September 30, 2023	—	$—

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

10. EARNINGS (LOSS) PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022
Net income (loss)	$(7,349)	$(7,202)
Weighted average shares outstanding, basic	61,272	60,855
Effect of dilution	—	—
Adjusted weighted average shares outstanding, dilutive	61,272	60,855
Basic earnings (loss) per share	$(0.12)	$(0.12)
Dilutive earnings (loss) per share	$(0.12)	$(0.12)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net income (loss)	$(19,182)	$(148,758)
Weighted average shares outstanding, basic	61,127	60,771
Effect of dilution	—	—
Adjusted weighted average shares outstanding, dilutive	61,127	60,771
Basic earnings (loss) per share	$(0.31)	$(2.45)
Dilutive earnings (loss) per share	$(0.31)	$(2.45)

Diluted earnings per share calculations for each of three and nine month ended September 30, 2023 excluded 1.1 million shares of common stock issuable upon exercise of stock options and 0.6 million of non-vested restricted stock that would have been anti-dilutive. Diluted earnings per share calculations for each of three and nine month ended September 30, 2022 excluded 0.6 million shares of common stock issuable upon exercise of stock options, 0.7 million of non-vested restricted stock, and 0.3 million of shares of common stock issuable upon exercise of the stock purchase warrants that would have been anti-dilutive.

11. ACQUISITIONS

The Company's acquisition strategy is primarily to acquire (i) well-established, profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands and private label brands. The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values, as of the acquisition date. For all acquisitions, the preliminary allocation of purchase price was based upon the preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized, not to exceed one year from the acquisition date. The Company has made adjustments to the preliminary valuations of the acquisitions based on valuation analyses prepared by independent third-party valuation consultants. There have been no measurement period adjustments during the current year. During the nine months ended September 30, 2022, measurement period adjustments included increasing goodwill by $1.3 million offset with intangible assets, which resulted in an insignificant reduction in amortization expense. All acquisition costs are expensed as incurred and recorded in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Acquisitions during the nine months ended September 30, 2023

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

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Additionally, the Company made other, individually immaterial acquisitions during the nine months ended September 30, 2023. Total consideration for these purchases was approximately $1.2 million, including $1.1 million paid in cash and indemnity holdbacks of less than $0.1 million. These individually immaterial acquisitions also included aggregate acquired goodwill of approximately $0.3 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. These acquisitions are included in our Retail segment.

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2023.

	Alaska	Other	Total
Inventory	$720	$867	$1,587
Prepaids and other current assets	292	1	293
Furniture and equipment	—	47	47
Operating lease right-of-use asset	630	648	1,278
Operating lease liability	(630)	(648)	(1,278)
Customer relationships	440	—	440
Goodwill	577	253	830
Total	$2,029	$1,168	$3,197

The table below represents the consideration paid for the net assets acquired in business combinations during the nine months ended September 30, 2023.

	Alaska	Other	Total
Cash	$1,922	$1,128	$3,050
Indemnity holdback	107	40	147
Total	$2,029	$1,168	$3,197

The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

	Alaska	Other	Total
Acquisition date	May 23, 2023
Net sales	$1,127	$2,044	$3,171
Net income (loss)	$(52)	$(17)	$(69)

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisitions had been included in the consolidated results of the Company for the entire period for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$55,499	$74,747	$178,465	228,915
Net income (loss)	$(7,726)	$(7,193)	$(19,217)	(148,863)

Acquisitions during 2022

On February 1, 2022, the Company purchased all of the assets of Horticultural Rep Group, Inc. ("HRG"), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The total consideration for the purchase of the assets of HRG was approximately $13.4 million, including $6.8 million in cash and common stock valued at $5.7 million. The asset purchase agreement also provided for an indemnity holdback to be settled in common stock of the Company valued at $0.9 million. Acquired goodwill represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. HRG is included in our Distribution and other segment.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The table below represents the allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2022.

HRG
Inventory	$4,170
Prepaids and other current assets	76
Furniture and equipment	148
Operating lease right-of-use asset	666
Operating lease liability	(666)
Customer relationships	2,430
Trademark	496
Non-compete	255
Goodwill	5,816
Total	$13,391

The table below represents the consideration paid for the net assets acquired in business combinations during the nine months ended September 30, 2022.

HRG
Cash	$6,806
Indemnity stock holdback	875
Common stock	5,710
Total	$13,391

The following table discloses the date of the acquisition noted above and the revenue and earnings included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. Revenue and earnings amounts include other proprietary brands now being included under HRG for operations.

HRG
Acquisition date	February 1, 2022
Net sales	$13,474
Net Income (loss)	$(209)

The following represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition had been included in the consolidated results of the Company for the entire period for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net sales	$80,901	$235,443
Net income (loss)	$(135,514)	$(149,316)

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in lawsuits and claims that arise in the normal course of business, including the initiation and defense of proceedings related to contract and employment disputes. In the Company's opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option (“Note & Option”) with TGC Systems, LLC (“Total Grow”). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow based on promissory estoppel and breach of contract for failing to consummate the acquisition of Total Grow by the Company. The Company counterclaimed for repayment of $1.5 million principal plus interest loaned by the Company to Total Grow pursuant to the Note & Option. The Company accrued a reserve of $1.5 million against the Note & Option. On July 26, 2023, the arbitrator denied all of Total Grow's claims and defenses, determined that the Company prevailed in its counterclaim, and awarded the Company an award in full settlement of the matter. The Company is in the process of attempting to collect the arbitration award from Total Grow.

There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations, or cash flows. The Company believes that its assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on the Company's financial condition, results of operations, or cash flows.

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2023, the Company did not have any liabilities associated with indemnities.

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

Retail – The core of the Company's business strategy is to operate the largest chain of retail garden centers in the U.S. The hydroponic retail landscape is fragmented, which has allowed us to acquire “best of breed” hydroponic retail operations and leverage efficiencies of a centralized organization. Some of our garden centers have multi-functions, with added capabilities that include warehousing, distribution, and fulfillment for the Company's online platforms and commercial customers.

The retail segment also includes the Company's commercial sales organization, which is focused on selling products and services, including end-to-end solutions, for large commercial cultivators outside of the physical retail network. When commercial customers gain new cultivation licenses, they need lighting, benching, environmental control systems, irrigation, fertigation, and other products to outfit their facilities. Existing facilities also need consumable products for operations, as well as equipment updates from time to time. Commercial customers typically purchase large dollar amounts, quantities, and sizes of products. The Company offers commercial customers volume pricing, terms, and financing.

E-commerce – The Company's digital strategy is primarily focused on capturing the home, craft, and commercial grower online. GrowGeneration.com offers thousands of hydroponic products, all curated by the Company's product team.

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

GrowGeneration.com offers customers the option to have their orders shipped directly to their locations, anywhere in North America. GrowGeneration also sells its products through its distribution website, HRGdist.com, and online marketplaces such as Amazon and Walmart.

Distribution and other – In December 2020, GrowGeneration purchased the business of Canopy Crop Management Corp., the developer of the popular PowerSi line of monosilicic acid products, a widely used nutrient additive for plants. In March 2021, the Company purchased Charcoir, a line of premium coco pots, cubes and medium. In December 2021, the Company purchased the assets of Mobile Media, Inc., a mobile shelving and storage solutions developer and manufacturer. In February 2022, the Company purchased the assets of Horticultural Rep Group, Inc., a specialty marketing and sales organization specializing in horticultural products. These products are integrated into the Company's retail, e-commerce, and direct sales activities, and it receive incremental revenue from their sale.

Disaggregated revenue by segment is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Retail
Private label sales	$6,797	$6,381	$20,598	$19,477
Non-private label sales	34,600	41,567	107,117	148,121
Total retail	41,397	47,948	127,715	167,598
E-Commerce
Private label sales	553	253	1,214	953
Non-private label sales	2,207	2,820	8,541	11,083
Total e-commerce	2,760	3,073	9,755	12,036
Distribution and other
Private label sales	1,954	2,244	5,819	8,244
Non-private label sales	1,924	3,150	9,424	11,097
Commercial fixture sales	7,643	14,435	23,717	24,735
Total distribution and other	11,521	19,829	38,960	44,076
Total net sales	$55,678	$70,850	$176,430	$223,710

GrowGeneration Corp.
Notes To Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Selected information by segment is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Retail	$41,397	$47,948	$127,715	$167,598
E-Commerce	2,760	3,073	9,755	12,036
Distribution and other	11,521	19,829	38,960	44,076
Total net sales	$55,678	$70,850	$176,430	$223,710

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit
Retail	$10,747	$10,354	$33,005	$41,448
E-Commerce	885	826	2,566	3,280
Distribution and other	4,556	7,154	14,043	15,973
Total gross profit	$16,188	$18,334	$49,614	$60,701

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (Loss) from operations
Retail	$(7,584)	$(23,653)	$(21,206)	$(137,939)
E-Commerce	(754)	(2,830)	(1,682)	(11,869)
Distribution and other	36	18,389	256	(2,308)
Total income (loss) from operations	$(8,302)	$(8,094)	$(22,632)	$(152,116)

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

OVERVIEW

GrowGeneration Corp. (together with all of its direct and indirect wholly-owned subsidiaries, collectively “GrowGeneration” or the “Company”) was incorporated in Colorado in 2014. GrowGeneration is the largest chain of hydroponic garden centers in the United States and is a leading marketer and distributor of nutrients, growing media, advanced indoor and greenhouse lighting, environmental control systems, and other products for hydroponic gardening. GrowGeneration also owns and operates an e-commerce platform, www.growgeneration.com, MMI, a benching, vertical racking and storage solutions business, HRG, a horticultural products sales representative and distributor organization, and proprietary brands across multiple product categories, from lighting to nutrients and additives to environmental control systems.

Our business is driven by a wide selection of products, facility design services, solutions driven staff, and pick, pack and ship distribution and fulfillment capabilities. GrowGeneration carries and sells thousands of products, including nutrients, growing media, lighting, environmental control systems, vertical benching, and accessories for hydroponic gardening, as well as other indoor and outdoor growing products, that are capable of growing and maximizing yield and quality of a wide range of plants. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, MMI benching and racking, Ion lights, Harvest Company scissors, and more. GrowGeneration also provides facility design services to commercial growers. As of September 30, 2023, we employed approximately 425 employees, a majority of whom have been branded by us as “Grow Pros”, and our operations span over 855,000 square feet of retail and warehouse space.

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

We recognize specifically identifiable operating costs such as cost of sales, distribution expenses, and selling and general administrative expenses within each segment. Certain general and administrative expenses, such as administrative and management expenses, salaries and benefits, share based compensation, director fees, legal expenses, accounting and consulting expenses, and technology costs, are allocated to our segments based on revenue and are reflected in the enterprise results.

Competitive Advantages

The markets in which we sell our products are highly competitive. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment, and online product resellers and large online marketplaces such as Amazon and eBay. Our industry is highly fragmented, with hundreds of other hydroponic retailers throughout the U.S. by management's estimates.
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

Growth Strategy

GrowGeneration expects to pursue growth through expansion of its commercial sales and distribution capabilities to sell more product to commercial cultivators for large grow operations and independent retail garden centers for resale, as well as by promoting and expanding its portfolio of proprietary brands to increase its market share, product offerings, and profitability.
A secondary component of the Company's growth strategy is to expand the number of our retail garden centers in the U.S., especially in markets where we do not already have a physical presence or where our existing physical presence is limited.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2023 and 2022

Net Sales

Net sales for the three months ended September 30, 2023 was approximately $55.7 million, compared to $70.9 million for the three months ended September 30, 2022, a decrease of approximately $15.2 million or 21.4%. The decrease was primarily attributed to a decrease of approximately $6.8 million related to same store sales, which represented an approximate 14.4% decrease year over year. Overall sales in our retail segment declined from $47.9 million for the three months ended September 30, 2022 to $41.4 million for the same period in 2023. Net sales from the distribution and other segment decreased to $11.5 million for the three months ended September 30, 2023, compared to $19.8 million for the three months ended September 30, 2022. E-commerce sales were relatively flat from $3.1 million for the three months ended September 30, 2022, to $2.8 million for the same period in 2023.

Cost of Sales

Cost of sales for the three months ended September 30, 2023 was approximately $39.5 million, compared to approximately $52.5 million for the three months ended September 30, 2022, a decrease of approximately $13.0 million or 24.8%. The decrease in cost of sales was primarily due to the 21.4% decrease in sales comparing the three months ended September 30, 2023 to the three months ended September 30, 2022.

Gross Profit

Gross profit was approximately $16.2 million for the three months ended September 30, 2023, compared to approximately $18.3 million for the three months ended September 30, 2022, a decrease of approximately $2.1 million or 11.7%. The decrease in gross profit is primarily related to the 21.4% decrease in net sales comparing the three months ended September 30, 2023 to the three months ended September 30, 2022. Gross profit as a percentage of net sales was 29.1% for the three months ended September 30, 2023, compared to 25.9% for the three months ended September 30, 2022. Gross profit in our retail segment increased from $10.4 million for the three months ended September 30, 2022, to $10.7 million for the same period in 2023. Gross profit from the distribution and other segment net sales decreased to $4.6 million for the three months ended September 30, 2023, compared to $7.2 million for the three months ended September 30, 2022. Gross profit from our e-commerce segment was $0.9 million for the three months ended September 30, 2023, compared to $0.8 million for the three months ended September 30, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, bad debt expense, and depreciation and amortization. Operating costs were approximately $24.5 million for the three months ended September 30, 2023 and approximately $26.4 million for the three months ended September 30, 2022, a decrease of approximately $1.9 million or 7.3%. The decrease in operating expenses is primarily attributable to decreases in both store operations and selling, general, and administrative expenses partially offset by an increase in deprecation and amortization.

Store operating costs were approximately $11.9 million for the three months ended September 30, 2023, compared to $13.6 million for the three months ended September 30, 2022, a decrease of $1.7 million or 12.2%. The decrease in store operating costs was directly attributable to payroll reductions and expense savings recognized from store consolidations.

Total corporate overhead, which is comprised of selling, general, and administrative expense, bad debt expense, and depreciation and amortization expense, was approximately $12.6 million for the three months ended September 30, 2023, compared to $12.8 million for the three months ended September 30, 2022, a decrease of $0.3 million or 2.2%. Selling, general, and administrative costs were approximately $7.6 million for the three months ended September 30, 2023, compared to approximately $8.8 million for the three months ended September 30, 2022. Salaries expense decreased to $3.2 million for the three months ended September 30, 2023, from $4.0 million for the same period in 2022. General and administrative expenses decreased to $2.9 million for the three months ended September 30, 2023, from $3.6 million for the same period in 2022.

Other Income/Expense

Total other income was approximately $1.0 million for the three months ended September 30, 2023, compared to income of $0.2 million for the three months ended September 30, 2022. This increase is primarily attributable to income from marketable securities and an increase in sublease income.

Segment Operating Income

Operating loss in our retail segment decreased from $23.7 million to an operating loss of $7.6 million. The operating loss for our e-commerce segment decreased from $2.8 million for the three months ended September 30, 2022 to a loss of $0.8 million for the same period in 2023. Operating income in the distribution and other segment other decreased to income of less than $0.1 million in the three months ended September 30, 2023, compared to an income of $18.4 million in the three months ended September 30, 2022.

Income Taxes

There was no income tax benefit for the three months ended September 30, 2023, compared to income tax benefit of $0.7 million for the three months ended September 30, 2022.

Net Income

Net loss for the three months ended September 30, 2023 was approximately $7.3 million, compared to net loss of approximately $7.2 million for the three months ended September 30, 2022, an decrease of approximately $0.1 million.

Comparison of the nine months ended September 30, 2023 and 2022

Net Sales

Net sales for the nine months ended September 30, 2023 was approximately $176.4 million, compared to $223.7 million for the nine months ended September 30, 2022, a decrease of approximately $47.3 million or 21.1%. The decrease was primarily attributed to a decrease of approximately $36.6 million related to same store sales, which represented an approximate 22.9% decrease year over year. Overall sales in our retail segment declined from $167.6 million for the nine months ended September 30, 2022, to $127.7 million for the same period in 2023. Net sales from the distribution and other segment sales decreased to $39.0 million for the nine months ended September 30, 2023 compared to $44.1 million for the nine months ended September 30, 2022. E-commerce sales decreased from $12.0 million for the nine months ended September 30, 2022, to $9.8 million for the same period in 2023.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023 was approximately $126.8 million, compared to approximately $163.0 million for the nine months ended September 30, 2022, a decrease of approximately $36.2 million or 22.2%. The decrease in cost of sales was primarily due to the 21.1% decrease in sales comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

Gross Profit

Gross profit was approximately $49.6 million for the nine months ended September 30, 2023, compared to approximately $60.7 million for the nine months ended September 30, 2022, a decrease of approximately $11.1 million or 18.3%. The decrease in gross profit is primarily related to the 21.1% decrease in net sales comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Gross profit as a percentage of net sales was 28.1% for the nine months ended September 30, 2023, compared to 27.1% for the nine months ended September 30, 2022. Gross profit in our retail segment declined from $41.4 million for the nine months ended September 30, 2022, to $33.0 million for the same period in 2023. Gross profit from the distribution and other net sales decreased to $14.0 million for the nine months ended September 30, 2023, compared to $16.0 million for the nine months ended September 30, 2022. Gross profit from our e-commerce segment was $2.6 million for the nine months ended September 30, 2023, compared to $3.3 million for the nine months ended September 30, 2022.

Operating Expenses

Operating expenses are comprised of store operations, selling, general, and administrative, bad debt expense, impairment loss, and depreciation and amortization. Operating costs were approximately $72.2 million for the nine months ended September 30, 2023 and approximately $212.8 million for the nine months ended September 30, 2022, a decrease of approximately $140.6 million or 66.1%. The decrease in operating expenses is primarily attributable to a $127.8 million impairment loss recognized in the prior year.

Store operating costs were approximately $37.2 million for the nine months ended September 30, 2023, compared to $41.9 million for the nine months ended September 30, 2022, a decrease of $4.7 million or 11.3%. The decrease in store operating costs was directly attributable to payroll reductions and expense savings recognized from store consolidations.

Total corporate overhead, which is comprised of selling, general, and administrative expense, bad debt expense, and depreciation and amortization expense, was approximately $35.1 million for the nine months ended September 30, 2023, compared to $43.1 million for the nine months ended September 30, 2022, a decrease of $8.0 million or 18.6%. Selling, general, and administrative costs were approximately $21.9 million for the nine months ended September 30, 2023, compared to approximately $28.2 million for the nine months ended September 30, 2022. Salaries expense decreased to $10.1 million for the nine months ended September 30, 2023, from $14.7 million for the same period in 2022. General and administrative expenses decreased to $9.2 million for the nine months ended September 30, 2023, from $11.3 million for the same period in 2022.

Other Income/Expense

Total other income was approximately $3.5 million for the nine months ended September 30, 2023, compared to $0.7 million for the nine months ended September 30, 2022. This increase is primarily attributable to income from marketable securities and an increase in sublease income.

Segment Operating Income

Operating loss in our retail segment decreased from $137.9 million for the nine months ended September 30, 2022 to an operating loss of $21.2 million for the nine months ended September 30, 2023he operating loss for our e-commerce segment decreased from $11.9 million for the nine months ended September 30, 2022 to a loss of $1.7 million for the same period in 2023. Operating income in the distribution and other segment increased to income of $0.3 million in the nine months ended September 30, 2023, compared to a loss of $2.3 million in the nine months ended September 30, 2022.

Income Taxes

For the nine months ended September 30, 2023, the effective tax rate was (0.42)%, compared to 1.74% for the nine months ended September 30, 2022. The effective tax rate for each of the nine months ended September 30, 2023 and 2022 is lower than the U.S. federal statutory rate of 21.0% primarily due to the Company’s valuation allowance against deferred tax assets. As of September 30, 2023, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

Net Income

Net loss for the nine months ended September 30, 2023 was approximately $19.2 million, compared to net loss of approximately $148.8 million for the nine months ended September 30, 2022, an increase of approximately $129.6 million.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was approximately $2.8 million, compared to $9.9 million for the nine months ended September 30, 2022. The Company continued to decrease inventory and other assets, partially offset by reductions to customer deposits and payroll and payroll tax liabilities.

Investing Activities

Net cash used by investing activities was approximately $11.2 million for the nine months ended September 30, 2023, compared to cash provided by investing activities of approximately $21.4 million for the nine months ended September 30, 2022. Investing activities in 2023 were primarily attributable to investment of excess cash into marketable securities of $85.8 million, partially offset by maturity of marketable securities of $83.4 million. The Company also had purchases property, plant, and equipment of $6.0 million, which was primarily related to the implementation and design of a new enterprise resource planning software system, and business acquisitions of $3.1 million. Investing activities for the nine months ended September 30, 2022 were primarily related to maturities of marketable securities of $39.8 million, partially offset by store acquisitions of $6.8 million and the purchase of property, plant, and equipment related to the design of a new enterprise resource planning software system of $11.6 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was approximately $0.2 million and was primarily attributable to common stock withheld for employee payroll taxes. Net cash used by financing activities for the nine months ended September 30, 2022 was $1.5 million and was primarily attributable to stock withheld to cover payroll taxes.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,
	2023	2022
	(000)	(000)
Net income (loss)	$(7,349)	$(7,202)
Income taxes	—	(718)
Interest income	—	(143)
Interest expense	1	3
Depreciation, and amortization	4,721	3,875
EBITDA	$(2,627)	$(4,185)
Share based compensation (option compensation, warrant compensation, stock issued for services)	938	1,291
Impairment, restructuring, and other charges	717	—
Fixed asset disposal	64	165
Adjusted EBITDA	$(908)	$(2,729)

Adjusted EBITDA per share, basic	$(0.01)	$(0.04)
Adjusted EBITDA per share, diluted	$(0.01)	$(0.04)

	Nine Months Ended September 30,
	2023	2022
	(000)	(000)
Net income (loss)	$(19,182)	$(148,758)
Income taxes	93	(2,637)
Interest income	—	(190)
Interest expense	6	16
Depreciation, and amortization	12,477	13,164
EBITDA	$(6,606)	$(138,405)
Impairment, restructuring, and other charges	2,215	127,831
Share based compensation (option compensation, warrant compensation, stock issued for services)	2,452	3,980
Fixed asset disposal	85	81
Adjusted EBITDA	$(1,854)	$(6,513)

Adjusted EBITDA per share, basic	$(0.03)	$(0.11)
Adjusted EBITDA per share, diluted	$(0.03)	$(0.11)

Liquidity and Capital Resources

As of September 30, 2023, we had working capital of approximately $123.4 million, compared to working capital of approximately $134.9 million as of December 31, 2022, a decrease of approximately $11.5 million. The decrease in working capital from December 31, 2022 to September 30, 2023 was due primarily to a decrease in cash and marketable securities and income taxes receivable and an increase in current liabilities. At September 30, 2023, we had cash and cash equivalents of approximately $31.4 million. Currently, we have no extraordinary demands, commitments or uncertainties that would reduce our current working capital.

We may need additional financing through equity offerings and/or debt financings in the future to continue to expand our business consistent with our growth strategies. To date, we have financed our operations through the issuance and sale of common stock, convertible notes, and warrants.

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
As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2022 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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

As of September 30, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023 because of the material weaknesses in internal control over financial reporting discussed below.

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

While these material weaknesses did not result in material misstatements of the Company’s consolidated financial statements as of and for the year ended December 31, 2022,and management does not believe that these material weaknesses resulted in material misstatements as of September 30, 2023, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

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

The following activities are scheduled to be completed or have been ongoing throughout 2023 in anticipation of conducting management’s testing that is ongoing or will occur in 2023 to support the issuance of management’s assessment of internal control over financial reporting as of December 31, 2023:

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2023.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)