Form 10-K
period 2023-12-31
GrowGeneration Corp.
filed 2024-03-13
CIK 1604868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GRWG	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☒	Emerging Growth Company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any corrections of an error to previously issued financial statements are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023: $198,511,173.
As of February 29, 2024, the Company had 61,504,051 shares of its common stock issued and outstanding, par value $0.001 per share.
Document Incorporated by Reference
Portions of a Definitive Proxy Statement for the registrant's 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

i

PART I
Forward-Looking Information

This Annual Report of GrowGeneration Corp. on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “may,” “likely,” “anticipates,” “believes,” “expects,” “estimates,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements contained in this Annual Report on Form 10-K have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements contained in this Annual Report on Form 10-K represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements, except as required by federal securities laws. There may be additional risks, uncertainties, and other factors that we do not currently view as material or that are not necessarily known.
Use of Certain Terms
Unless the context otherwise requires, the terms “Company”, “we”, “our”, “ours” “us” and “GrowGeneration” as used in this Annual Report on Form 10-K refer to GrowGeneration Corp. and its subsidiaries, including GrowGeneration USA, Inc., GrowGeneration Canada Corp., GrowGeneration Proprietary Brands, Inc., and GGen Distribution Corp., on a combined basis.
Public Announcements
We may announce material business and financial information to our investors using our investor relations website (https://ir.growgeneration.com/). We therefore encourage investors and others interested in GrowGeneration to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, and conference calls.
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC electronically through the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system. The SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC through EDGAR, which are available free of charge.

We also make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not, however, including any information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this report.
ITEM 1. BUSINESS
BACKGROUND
GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively "GrowGeneration" or the "Company") was incorporated in Colorado in 2014. Since then, GrowGeneration has grown from a small chain of specialty retail hydroponic and organic garden centers to a multifaceted business with diverse assets. Today, GrowGeneration operates two major lines of business: its Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and its Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business.

BUSINESS SEGMENTS
During the fourth quarter of 2023, the Company realigned it operating and reportable segments to correspond with changes to its operating model, management structure, and internal reporting and to better align with how the Chief Executive Officer makes operating decisions, allocates resources, and assesses performance. Accordingly, the Company identified two operating segments, each its own reportable segment, based on its major lines of business: the Cultivation and Gardening segment and the Storage Solutions segment. Comparative prior period disclosures in this Annual Report on Form 10-K have been recast to conform to the current segment presentation. Refer to Note 14, Segments, of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K ("Consolidated Financial Statements") for additional information regarding the Company's reportable segments.
Cultivation and Gardening
GrowGeneration is a leading developer, marketer, retailer, and distributor of products for both indoor and outdoor hydroponic and organic gardening. We are dedicated to providing best-in-class selection, service, and solutions to all types of cultivators.
The Company's main business strategy has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization. As a result, we have built a business that is driven by a wide selection of products, a strong portfolio of proprietary brands, a solutions-driven staff located in strategic markets around the country, and pick, pack, ship distribution and fulfillment capabilities.
GrowGeneration carries and sells thousands of products, including nutrients, additives, growing media, lighting, environmental control systems, and other products for indoor and outdoor cultivation. Our products are capable of growing and maximizing yield and quality of a wide range of plants, from fruits and vegetables in backyards to cannabis and hemp in state-of-the-art commercial cultivation facilities. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, Ion lights, The Harvest Company, and more, the development and expansion of which are a key component of the Company's growth strategy.
We make our products available to growers through a variety of channels, including hydroponic retail locations, a commercial sales teams serving commercial cultivators, an online platform for cultivators at growgeneration.com, and a wholesale business, HRG Distribution, that markets to resellers in both the hydroponic and traditional gardening markets. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 50 retail locations across 18 states as of December 31, 2023. The total physical footprint of our Cultivation and Gardening business spans over 942,000 square feet of retail and warehouse space, with garden centers and distribution and fulfillment centers strategically located throughout the U.S. to deliver product and service to customers quickly and efficiently.
Storage Solutions
Our Storage Solutions business, branded as "Mobile Media" or "MMI," provides customized storage solutions designed to enhance profitability, productivity, and efficiency for our customers by allowing them to save space and increase storage capacity. We cater to diverse markets with our products and services, including agriculture, retail, warehousing, office and administrative, food service, hospitality, golf and country clubs, and more. Our products include high-density mobile storage systems, static shelving, and other accessories such as desks, lockers, safes, and secured storage, offering a solution for every storage need. MMI also offers a wide variety of services, including site surveys, floor plan designs, capacity analysis, seismic calculations, permitting, and installation, in order to provide a comprehensive, turnkey solution for customers. Based in the Hudson Valley, New York, the MMI team has decades of experience successfully completing projects throughout the U.S., Canada, and Mexico.
MARKETS
Hydroponics and Gardening
Hydroponics is a specialized method of growing plants using mineral nutrient solutions in a water solvent, as opposed to soil. This method is typically used for indoor cultivation to allow growers to better regulate and control growing conditions, including nutrient delivery, light, air, water, humidity, pests, and temperature. Hydroponic growers benefit from these techniques by producing crops faster and with higher yields and quality as compared to traditional soil-based growers.

Controlled-environment agriculture ("CEA") is a technology-based approach to maintain optimal growing conditions throughout the development of a crop. Production takes place within an enclosed growing structure, such as a greenhouse or building, which can produce crops regardless of the season or weather conditions in a controlled environment with increased yield and quality compared to traditional outdoor growers. Plants are often grown using hydroponic methods in order to supply precise amounts of water and nutrients to the root zone. CEA optimizes the use of resources such as water, energy, space, capital, and labor.
Indoor growing techniques and hydroponic products are being utilized in new and emerging industries or segments, including the growing of cannabis and hemp. The products we sell and the expert knowledge we provide are in demand due to the ever-increasing legalization of plant-based medicines, primarily cannabis and hemp, and the increasing number of licensed cultivation facilities. When commercial customers gain new cultivation licenses, they need lighting, benching, environmental control systems, irrigation, fertigation, and other products to outfit their facilities. Existing facilities also need consumable products for operations, as well as equipment updates from time to time. Commercial customers typically purchase large dollar amounts and sizes of products. Vertical farms producing organic fruits and vegetables also utilize hydroponics due to a rising shortage of farmland and environmental vulnerabilities, including drought, severe weather conditions, and pests.
Our target customers include commercial and craft growers, as well as home growers, in the plant-based medicine market, and commercial and home gardeners who grow organic herbs, fruits, and vegetables. We recently launched a new brand, The Harvest Company, specifically targeted at customers who grow organic herbs, fruits, and vegetables. Additionally, through our brand HRG Distribution, we distribute many of our products, including our proprietary products, to wholesalers, resellers, and retailers in the specialty retail hydroponic and organic gardening industry, and we intend to expand such distribution to the traditional gardening industry in the near future.
Storage Solutions
Target customers for our Storage Solutions segment generally include small, mid-size, and large businesses in need of vertical space-saving solutions. The majority of our customers seek a design that is custom tailored to their space and brand in an effort to maximize storage capacity or gain space in their real estate footprint. Many of our customers are involved in the construction and design industries and include retailers, general contractors, and architects involved in new constructions and remodels for retail stores as well as fulfillment centers. Our customer base also includes the golf industry, specifically country clubs needing to store more club bags and optimize their existing space, as well as commercial cultivators needing benching and racking for indoor grow operations.
COMPETITION
Cultivation and Gardening
The markets in which we sell our Cultivation and Gardening products are highly competitive. Our key competitors include many local and national vendors of gardening supplies, local product resellers of hydroponic and other specialty growing equipment and supplies, and online product resellers and large online marketplaces such as Amazon and eBay. Our industry is highly fragmented, with hundreds of specialty hydroponic and organic gardening product retailers and distributors throughout the U.S. by management's estimates.
Notwithstanding the foregoing, we believe we compete effectively in our industry by delivering a one-stop shopping experience that includes the widest selection of hydroponic products, end-to-end solutions for all types of cultivation environments, in-store sales and product support, direct manufacturer pricing, and industry-leading expertise and customer service. In addition, as we continue increasing the scope of our operations, including distribution, as well as expanding our portfolio of proprietary brands, we expect to continue to purchase inventory at lower volume prices, which we expect will enable us to price competitively and deliver the products that our customers are seeking.
Storage Solutions
Our Storage Solutions segment faces competition from a variety of competitors. Competitors vary by size, from large, broad-line distributors to small, local and regional competitors. We believe we differentiate ourselves by supplying a range of shelving options, accessories, and services to any market in need of a vertical space-saving solution.

PROPRIETARY BRANDS
As part of its one-stop solution, GrowGeneration provides its customers with a wide selection of top quality products across all categories. A key part of that selection of products is GrowGeneration's own portfolio of industry-leading proprietary brands, including Ion Lighting, PowerSi monosilicic acid, Charcoir coco pots, cubes, and medium, Drip Hydro liquid and powder nutrients and additives, MMI benching, racking, and storage solutions, The Harvest Company gardening tools and accessories, and other products. We believe that building proprietary brand offerings will not only drive positive experiences and outcomes for customers, but also will have a positive impact on our margins and profitability. As a company of growers ourselves, we understand the ever-changing needs and technologies within our industry and seek to acquire and develop a strong portfolio of proprietary products for our customers.
CUSTOMERS AND SUPPLIERS
We market our products primarily to customers located in the U.S. and its territories. We also occasionally transact with customers located outside the U.S. and its territories, particularly with customers located in international markets where cannabis is legal for medicinal or non-medicinal use.
Our key customers vary by location and segment. No single customer accounted for more than 10% of our net revenues for the years ended December 31, 2023, 2022, and 2021.
We source our products from numerous different manufacturers and distributors located both within and outside the U.S. Although the Company generally expects to maintain relationships with its suppliers, the loss of any single supplier would not be expected to have a severe impact on our business because of the competitive nature of the products that we sell. Certain components, ingredients, or other inputs for products we sell, however, may be limited source inputs, and a shortage, price shock, or other circumstance that disrupts our ability to source such inputs in the quantities we require, in a timely manner, and for a reasonable price may have an adverse impact on our business.
ACQUISITIONS AND OTHER GROWTH STRATEGIES
GrowGeneration's main growth strategy has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization. As a result, we have built a business that is driven by a wide selection of products, a strong portfolio of proprietary brands, a solutions-driven staff located in strategic markets around the country, and pick, pack, ship distribution and fulfillment capabilities.
Since its founding in 2014, GrowGeneration has acquired or opened numerous specialty hydroponic and organic gardening center locations. Today, management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 50 retail locations across 18 states as of December 31, 2023. The Company has also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our distribution business, HRG Distribution, and our benching, racking, and storage solutions business, MMI.
Currently, the Company's main growth strategies for its Cultivation and Gardening segment include expanding its commercial sales to sell more products to commercial cultivators for large grow operations, expanding its distribution capabilities to sell more products to independent retail garden centers and other resellers for resale, and expanding and promoting its portfolio of proprietary brands to increase its market share, product offerings, and profitability. The Company's main growth strategies for its Storage Solutions segment include expanding the types of customers and industries to which we sell our products, including greater penetration in agriculture and golf and country clubs. In addition, the Company regularly seeks and evaluates accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates.
Refer to Note 12, Acquisitions, of the Consolidated Financial Statements for additional information regarding the Company's acquisitions.
SEASONALITY
Our Cultivation and Gardening business is subject to some seasonal influences. Historically, our highest volume of Cultivation and Gardening sales occurs in our second and third fiscal quarters, primarily based on the outdoor growing seasons, and the lower volume occurs during our first or fourth fiscal quarters. Our Storage Solutions sales generally do not fluctuate seasonally because our Storage Solutions products are largely used indoors only.

INTELLECTUAL PROPERTY
Our intellectual property includes our brands and their related trademarks, domain names and websites, customer lists and affiliations, product knowledge and technology, patents, and marketing intangibles. We also hold rights to website addresses related to our business, including websites that are actively used in our day-to-day business such as www.GrowGeneration.com, www.MMIstorage.com, and www.HRGdist.com. We own several federally registered trademarks, including for "GrowGeneration®", "Where the Pros Go to Grow®", "MMI®", and our proprietary brands.
SOCIAL ENGAGEMENT
GrowGeneration seeks to support its customers and their communities in various ways. GrowGeneration regularly supports communities through charitable donations to various causes, both within and outside the hydroponics industry. GrowGeneration has also sponsored social impact organizations and programs, such as the Last Prisoner Project, a national, nonpartisan nonprofit dedicated to reforming the U.S. criminal justice system through progressive drug policy, and the NEXTGEN Micro Cultivation competition, an education and training support program for social equity license applicants.
HUMAN CAPITAL RESOURCES
We strive to foster a collaborative and team-oriented culture and view our human capital resources as an ongoing priority. As of March 1, 2024, we employ 400 employees: 372 full-time employees, 28 part-time employees, and no temporary or seasonal workers. Our workforce is diverse in all categories, from 34.5% ethnicity diversity, to 19.8% female staff with several in senior leadership positions, to 54.8% our workforce coming from the Millennial generation. We have no employees subject to collective bargaining agreements, nor have we had any labor-related work stoppages.
We evaluate labor market conditions regularly and believe we offer competitive employment terms, benefits, and incentives to attract and retain employees, including employer contributions to health and welfare benefits, bonus programs, employee discounts, career development and training opportunities, and wellness programs to engage employees around mental, physical, financial, and overall wellness. We also engaged a compensation consultant to conduct a compensation analysis, which the consultant delivered in 2022, to assess and improve our key employee compensation packages.
MARKET DEVELOPMENT AND GOVERNMENT REGULATION
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. Demand for our products depends on the uncertain acceptance and growth of these industries.
These new and emerging industries are also subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement, judicial interpretations, and consumer perceptions. For example, a majority of U.S. states and territories have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the federal Controlled Substances Act and laws of other U.S. states prohibit such activities and use. Because demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. Notwithstanding this conflicted legal landscape, we believe that there is a continuing trend towards further legalization that will allow the Company to expand its marketplace opportunities.

ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS
We face competition that could prohibit us from developing or increasing our customer base.
Both the specialty gardening and hydroponic industry and storage solutions industry are highly competitive. Companies with much greater financial resources which do not currently compete with us may be able to adapt their existing operations to sales of gardening and hydroponic products or storage products. Our competitors may also introduce new competitive products, and manufacturers may sell products direct to consumers. Due to this competition, we may encounter difficulties maintaining or increasing revenues or profits.
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales, working capital, or profitability could be negatively impacted.
In determining the required quantities of our products, we must make judgments and estimates based on production capacity, timing of shipments, inventory levels, market trends and other factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could negatively impact our net sales, profit margins, net earnings, working capital, or cash flow, hinder our ability to meet customer demand, or cause us to incur excess or obsolete inventory charges.
We identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, along with investor confidence in our company and, as a result, the value of our common stock.
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
As part of management's independent assessment as of December 31, 2023, we identified material weaknesses in our internal control over financial reporting and our independent registered public accounting firm issued an adverse opinion on internal control over financial reporting. We are therefore unable to certify that our internal control over financial reporting is effective.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management identified certain material weaknesses as discussed in Item 9A of this report. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and cause us to fail to meet our reporting obligations.
Because we are unable to conclude that our internal control over financial reporting is effective, and our independent registered public accounting firm determined that we have material weaknesses and significant deficiencies in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital.
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
We expect to continue to grow our portfolio of proprietary brand offerings and have invested in development and procurement resources and marketing efforts relating to our proprietary brand offerings to meet evolving consumer needs and regulatory requirements. We may not be successful in developing, manufacturing, and marketing new products or product innovations that satisfy consumer needs or regulatory requirements in a timely manner. If we fail to successfully develop, manufacture, and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could adversely affect our business, financial condition, and results of operations. In addition, the development and introduction of new products and product innovations require development and marketing expenditures, which we may not recoup if such new products or innovations do not achieve market acceptance.
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
•Increased regulatory compliance burdens, and potential product liability exposure;
•Potential competition with our vendors’ products, which may adversely affect our vendor relationships;
•Our ability to successfully obtain, maintain, protect, and enforce our intellectual property and proprietary rights (including defending against counterfeit, grey-market, infringing, or otherwise unauthorized goods); and
•Our ability to successfully navigate and avoid claims related to the proprietary rights of third parties.
A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.
Operations at our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding, or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs, and work stoppages. A significant interruption in the operation of our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as our proprietary brand products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, profits, and financial position.
The manufacture of some of our products is complex and requires precise, high-quality manufacturing that is difficult to achieve. We have in the past, and may in the future, experience difficulties in manufacturing our products on a timely, cost-effective basis and in sufficient quantities. Our failure to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs, or other problems that could harm our business and prospects.
Disruptions in availability or prices of materials sourced by suppliers could adversely affect our results of operations.
We and our suppliers source products and components thereof from both inside and outside the U.S. The general availability and price of those products and components can be affected by forces beyond our control, including political instability, armed conflict, laws and regulations, duties and tariffs, price controls, currency fluctuations, and weather.
A significant disruption in the availability of any of our key products or components thereof could negatively impact our business. In addition, increases in the prices of key commodities and other materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in product or raw material costs. For certain products, new sources of supply may be difficult to locate or have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.
Economic conditions could adversely affect our business.
Uncertain economic conditions, both in the U.S. and globally, driven by circumstances such as rising interest rates, uncertainty around cannabis reforms at the federal level, and armed conflict abroad, could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high inflation and interest rates, and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability, and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.
Our operations may be impaired if our information technology systems, or those of our third-party vendors, fail to perform adequately, or if we or our third-party vendors are the subject of a data breach or cyber-attack.
We rely on information technology systems to operate our business, including communicating with employees, ordering and managing materials from suppliers, selling and shipping products to customers, analyzing and reporting results of operations, and storing confidential information. While we have taken steps to ensure the functionality and security of our information technology systems, our measures or those of our third-party vendors may not be effective and our or our vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches, and other disruptions from unauthorized users, as well as failures of such systems to operate as expected. In addition, as we replace or upgrade our technology systems, or integrate new systems, issues may arise, such as failure of such systems to perform as expected, that disrupt our business and cause us to lose customers or incur unanticipated expenditures. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly, whether as a result of a cyber incident or otherwise, our ability to operate our business, including to communicate, coordinate supply chain, inventory, and ordering, manage internal and external reporting, and protect confidential information could be impaired, which may adversely impact our business.
Additionally, the techniques used to obtain unauthorized, improper, or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Any operational failure or breach of security from these cyber threats could lead to the loss or disclosure of our or third-party information, which could result in expensive and time-consuming regulatory or other legal proceedings and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences related to investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors, or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.
Acquisitions, strategic alliances, and other investments could result in operating difficulties, dilution, and other consequences that may adversely impact our business and results of operations.
Acquisitions are an important element of our overall corporate strategy. These transactions could entail material investments by us and be material to our financial condition and results of operations. We expect to evaluate and enter into discussions regarding a variety of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:
•Diversion of management’s time and focus from operating our business to acquisition integration challenges;
•Failure to successfully further develop the acquired business or products;
•Implementation or remediation of controls, procedures, and policies at the acquired company;
•Integration of the acquired company’s accounting and other administrative systems;
•Transition of operations, employees, and customers onto our existing platforms;
•Failure to recognize expected synergies from an acquisition;
•Reliance on strategic partners with respect to market development, sales, regulatory compliance, and other operational matters;
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
•Liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
Our due diligence may fail to identify all liabilities and risks associated with acquisitions, and we may not accurately assess the relative benefits and detriments of acquisition and may pay acquisition consideration exceeding the value of the acquired business. Our failure to address these risks or other problems related to past or future acquisitions, investments, or strategic alliances could cause us to fail to realize the anticipated benefits of such transaction, incur unanticipated liabilities, and harm our business generally.
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows.
Although acquisitions are an important element of our overall corporate strategy, there can be no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets, or successfully integrate the business of acquired companies to realize the full, anticipated benefits of such acquisitions.

If we are unable to hire and retain employees, we may not be able to implement our business plan and our business may be materially adversely affected.
Our future success depends to a large extent on our ability to attract, hire, train, and retain qualified managerial, operational, and other personnel. If we are unable to hire and retain qualified personnel, our business will be materially adversely affected. We face significant competition for diverse, qualified, and experienced employees and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. The COVID-19 pandemic and inflation have exacerbated these risks, and the impact on labor markets may continue to disrupt our ability to attract and retain personnel for an extended period of time. In addition, we do not maintain key man life insurance on any of our executive officers and directors. Key personnel, including members of management, may leave and compete against us, or may not perform well in their roles with us. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all, and may face disruption in our operations and incur additional expenses, including to recruit and retain new talent as a result.
Our products may be purchased for use in new and emerging industries subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement, judicial interpretations, and consumer perceptions.
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries, including the growing of cannabis and hemp, that may not grow or achieve market acceptance in a manner that we can predict. Demand for our products depends on the uncertain acceptance and growth of these industries.
These new and emerging industries are also subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement, judicial interpretations, and consumer perceptions. For example, a majority of U.S. states and territories have adopted frameworks that authorize, regulate, and tax the cultivation, processing, sale, and use of cannabis for medicinal and/or non-medicinal use, while the federal Controlled Substances Act and laws of other U.S. states prohibit such activities and use. Because demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. Notwithstanding this conflicted legal landscape, we believe that there is a continuing trend towards further legalization that will allow the Company to expand its marketplace opportunities.
Litigation may adversely affect our business, financial condition, and results of operations.
From time to time in the normal course of our business, we may become subject to litigation that may result in liability material to our consolidated financial statements as a whole or that may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer, vendor, and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations.
There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our business, financial condition, and results of operations. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations, or cash flows.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could have a material adverse effect on our business, financial condition, or results of operations.
As a result of building and continuing to build our proprietary brands and new product technologies, we may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property or proprietary rights with respect to our products and technology, including proceedings before the U.S. Patent and Trademark Office or non-U.S. opposition proceedings. A successful claim of intellectual property or proprietary right infringement, misappropriation, or other violation against us, or any other successful challenge to the use of our intellectual property and proprietary rights, could subject us to damages or prevent us from providing certain products or services or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition, and results of operations. As a result of any such intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Any such license would likely obligate us to pay license fees, royalties, or other payments, and the rights granted to us could be nonexclusive, meaning that our competitors could obtain licenses to the same intellectual property. We could be prevented from commercializing a product or technology or be forced to cease some of our business operations if, as a result of actual or threatened intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product or technology or to develop alternative methods or products in response to intellectual property claims or to avoid potential claims, we could incur substantial costs or encounter delays in product introductions or interruptions in sales.
If our owned or in-licensed trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
The registered or unregistered trademarks, trade names, and service marks that we own or in-license from third parties may be challenged, infringed, circumvented, declared generic, or determined to be infringing on or dilutive of other marks. Additionally, competitors may adopt trademarks, trade names, or service marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we are unable to establish name recognition based on our owned and in-licensed trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
We may also license our trademarks, trade names, or service marks out to third parties, such as our distributors. Though these license agreements may restrict how our trademarks, trade names, or service marks may be used, a breach of these agreements or misuse of our trademarks, trade names, or service marks by our licensees may jeopardize our rights in or diminish the goodwill associated therewith. Any efforts to enforce or protect our intellectual property and proprietary rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and thereby adversely affect our business, financial condition, results of operations, and prospects.
Compliance with, or violation of, environmental, health, and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, businesses, financial position, results of operations, and cash flows.
International, federal, state, provincial, and local laws and regulations relating to environmental, health, and safety matters affect us in several ways in light of the ingredients that are used in our products, including growing media, nutrients, and additives. In the U.S., certain products such as those containing pesticides must be registered with the Environmental Protection Agency ("EPA") and similar state agencies before they can be sold or applied. These products are either granted a registration by the EPA or exempt from such a registration and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The failure by us or one of our business relationships to obtain, or the cancellation or non-renewal of, any such registration, or the withdrawal from the marketplace of such products, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted, and whether our competitors were similarly affected. We cannot predict the outcome or the severity of the effect on our business of future evaluations, if any, conducted by the EPA.
In addition, certain of our products are subject to complex and overlapping laws and regulation by various international, federal, state, provincial, and local environmental and public health agencies. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the products could nonetheless be alleged to cause injury to the environment, to people, or to animals, or such products could be banned in certain circumstances. The costs of compliance, noncompliance, investigation, remediation, combating reputational harm, or defending civil or criminal proceedings, products liability, personal injury, or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations, and cash flows.
If product liability lawsuits are brought against us, we may incur substantial liabilities.
We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•Decreased demand for products that we may offer for sale;
•Injury to our reputation;
•Costs to defend the related litigation;
•Diversion of management’s time and our resources;
•Substantial monetary awards to trial participants or patients;
•Product recalls, withdrawals or labeling, marketing or promotional restrictions; or
•Decline in our stock price.

Our insurance coverage may not be sufficient to avoid material impact on our financial position or results of operations resulting from liabilities against us, and we may not be able to obtain insurance coverage in the future.
We maintain insurance coverage to manage exposure to liabilities that may adversely impact our business, but liabilities against us may exceed such coverage and have a material adverse impact on our financial position or results of operations. We maintain commercial liability and operations focused insurance coverage including property, cyber, workers compensation, and general liability. While we expect to be able to continue our insurance coverages, there can be no assurance we will be able to continue such insurance coverage, or that policy limits will be adequate to cover any liability we may incur, or that our premiums will continue to be available at a cost similar to our cost today. Additionally, it is possible one or more of our insurers could exclude from our policy certain liabilities.
Cost-cutting measures could be insufficient to drive profitability and could have unanticipated negative consequences, including hindering strategic initiatives and future growth of our business.
In response to a significant and prolonged industry downturn, we have undergone various cost-cutting measures, including store consolidations and staffing reductions. While management believes such measures are prudent to improve our financial position and results of operations, they may not achieve their anticipated impact on profitability. In addition, cost-cutting measures may have unanticipated negative consequences, such as customer and employee attrition. Reducing costs also means fewer resources are available for strategic initiatives and operational improvements to support future growth, such as improvements to supply chain operations and information technology systems, which could have a negative impact on our business and results of operations.
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
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, and expenses, the amounts of charges accrued by us, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.
We occupy many of our facilities under long-term, non-cancellable leases, and we may be unable to renew our leases at the end of their terms.
Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to ten years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, paying base rent, insurance, taxes, and other expenses for the remainder of the lease term. Our inability to terminate a lease when we close or stop fully utilizing a facility can have an adverse impact on our financial condition, operating results, and cash flows.
In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable. Having to close a facility, even briefly to relocate, could reduce the sales that such facility would have contributed to our revenues.
Public health emergencies and efforts to mitigate their impact may have an adverse effect on our business, liquidity, results of operations, and financial condition and the price of our securities.
Public health emergencies, such as the one involving the novel strain of coronavirus, or COVID-19, including mutations and variants thereof, and the measures taken to combat them, may have an adverse effect on our business. Public health authorities and governments may impose various measures to respond to such emergencies that have an adverse effect on our business, liquidity, results of operations, and financial condition, such as voluntary or mandatory quarantines, restrictions on travel, and distancing, testing, and vaccine mandates.
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
Ongoing and future armed conflicts could create or exacerbate certain risks we face to our business, financial condition, and results of operations.
Present and future armed conflicts such as the ongoing conflict between Russia and Ukraine, as well as fighting in Israel and Palestine, could create or exacerbate certain risks we face to our business, financial condition, and results of operations. For example, Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has created supply constraints and driven inflation that could impact our operations and could create or exacerbate other risks facing our business.
Damage to our reputation could have an adverse effect on our business.
Maintaining our strong reputation is a key component in our success. Product recalls, disputes and litigation, unauthorized employee statements on social media, our inability to ship, sell, or transport our products, and other matters may harm our reputation and acceptance of our products, which may materially and adversely affect our business operations, decrease sales and increase costs.
In addition, perceptions that the products we distribute and market are not safe could adversely affect us and contribute to the risk of legal action against us. We distribute and market a variety of products, such as nutrients and growing media. On occasion, allegations or news reports may be made that some of these products have failed to perform up to expectations or have caused damage or injury to individuals or property. In addition, our products or their use by our customers may be alleged to be damaging to the environment. Public perception that the products we distribute or market harm human health or the environment could impair our reputation, involve us in litigation, damage our brand names, and have a material adverse effect on our business, financial condition, and results of operations.
Climate change and other environmental, social, and governance issues could adversely affect our brands, business, results of operations, and financial condition.
Climate change continues to receive increasing global attention. The possible effects of climate change could include severe weather, changes in rainfall patterns, changing temperature levels, and changes in legislation, regulation, and international accords. These changes could over time affect, for example, the availability and cost of raw materials, commodities, and energy, which in turn may impact our ability to procure goods or services required for our business. Consumers also may change their behavior as a result of the impact of climate change, governmental regulations, and public perceptions. Additionally, the impacts of climate change may present physical risks, such as damage to facilities, which could disrupt our operations or those of our customers or suppliers, and therefore our results of operations.
There has also been increasing focus by investors, regulators and other constituencies on environmental, social and governance ("ESG") matters. As a result, we may face demands or requirements to make disclosure or commitments or take other action with respect to ESG issues. Our results of operations and financial condition may be adversely impacted if we are unable to effectively manage the risks or costs to us, our brands and our supply chain associated with ESG matters.

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
Under the Controlled Substances Act of 1970 (the "CSA"), the federal government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. The U.S. Supreme Court has ruled in 2001 that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.
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
We may incur indebtedness that ranks senior or equally to our common stock as to liquidation preference and other rights and that may dilute our stockholders’ ownership interest.
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
As of the date of this report, we have outstanding options to purchase an aggregate of 577 thousand shares of our common stock (all of which are vested as of this date) at a weighted average exercise prices of $4.01 per share and do not have any outstanding stock purchase warrants. The exercise of such outstanding options will result in dilution of our security holders. In the future, we may also issue additional shares of our common stock, options, warrants, or other securities that are convertible into or exercisable for the purchase of shares of our common stock in connection with compensation to employees or consultants, acquisitions, sales of securities for capital raising, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our common stock. There can be no assurance that the issuance of any additional shares of common stock, warrants or other convertible securities in the future may not be at a price (or exercise prices) below the current price of the common stock.
If our existing stockholders, directors, or executive officers, or any of their affiliates, sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Officer ("CIO") who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.
We engage consultants and other third parties in connection with our risk assessment policies and processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.
We require third-party service providers to certify their ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect the Company.
As part of our overall risk management strategies, we also conduct cybersecurity trainings for personnel at all levels and in all departments.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, "Risk Factors," in this Annual Report on Form 10-K.
GOVERNANCE
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee. Our CIO provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity policies and procedures, activities of third parties, and the like.
Our CIO is primarily responsible to assess and manage our material risks from cybersecurity threats. Our CIO has over 25 years of professional IT experience and has held numerous positions with responsibility for managing network and data security, including in the legal and banking industries.
Our CIO oversees our cybersecurity policies and processes, including those described in "Risk Management and Strategy" above. The processes by which our CIO is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include log review from IT and operations teams or reports received from network systems and applications if any unusual activity occurs, such as email system notification of items opened that could be malicious.

ITEM 2. PROPERTIES
REAL ESTATE
Our real estate portfolio consists primarily of leased retail stores and related storage, warehouse and distribution centers, and offices located across the U.S. Our principal offices are located at 5619 DTC Parkway, Suite 900, Greenwood Village, CO 80111. In total, the Company utilizes approximately 1,091,000 square feet of space, which primarily consists of 22,000 square feet of corporate office space, 286,000 square feet of warehouse and distribution center space, and 783,000 square feet of retail and related storage space. The table below summarizes our real estate portfolio by reporting segment and by state.

	Cultivation and Gardening	Storage Solutions	Corporate	Total Locations
Alaska	2	—	—	2
Arizona	1	—	—	1
California	14	—	1	15
Colorado	3	—	1	4
Florida	1	—	—	1
Maine	5	—	—	5
Massachusetts	1	—	—	1
Michigan[1]	7	—	—	7
Mississippi	1	—	—	1
Missouri	1	—	—	1
Montana	1	—	—	1
New Jersey	1	—	—	1
New Mexico	1	—	—	1
New York	—	4	—	4
Ohio	1	—	—	1
Oklahoma[1]	4	—	—	4
Oregon	4	—	—	4
Rhode Island	1	—	—	1
Utah	—	1	—	1
Virginia	1	—	—	1
Washington	2	—	—	2
Total Locations	52	5	2	59
[1] The Company owns a retail location in Michigan and in Oklahoma.

ITEM 3. LEGAL PROCEEDINGS
We are involved in lawsuits and claims that arise in the normal course of our business, including the initiation and defense of proceedings related to contract and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.
In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. As of December 31, 2023, the Company had accrued a reserve of $1.5 million against the Note & Option.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company commenced trading on the Nasdaq Capital Market on December 2, 2019 under the symbol "GRWG". Prior to that date, our stock traded on the OTCQX Best Market since October 10, 2017, prior to which it was traded on the OTCQB Market since November 11, 2016.
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
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
12/31/18
12/30/19
12/28/20
12/27/21
12/23/22
12/26/23
GrowGeneration Corp.
S&P 500
Russell 2000
S&P Retail Select Industry

HOLDERS
The approximate number of stockholders of record as of February 29, 2024 was 75. The number of stockholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
DIVIDENDS
We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES
Shares of Common Stock Issued In Connection with Asset Purchases
Refer to issuances of shares of common stock in connection with acquisitions during 2021, 2022, and 2023 disclosed in the notes to the Consolidated Financial Statements. These shares were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.
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
OVERVIEW
GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively "GrowGeneration" or the "Company") was incorporated in Colorado in 2014. Since then, GrowGeneration has grown from a small chain of specialty retail hydroponic and organic garden centers to a multifaceted business with diverse assets. Today, GrowGeneration operates two major lines of business: its Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and its Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business.
MARKETS AND BUSINESS SEGMENTS
During the fourth quarter of 2023, we realigned our operating and reportable segments to correspond with changes to our operating model, management structure, and internal reporting and to better align with how the chief operating decision maker makes operating decisions, allocates resources, and assesses performance. Accordingly, we identified two operating segments, each its own reportable segment, based on our major lines of business: the Cultivation and Gardening segment and the Storage Solutions segment. Comparative prior period disclosures in this Annual Report on Form 10-K have been recast to conform to the current segment presentation.
We recognize specifically identifiable operating costs such as cost of sales, distribution expenses, and store operations and other operational expenses within each segment. Selling, general, and administrative expenses, such as administrative and management expenses, salaries, and benefits, share based compensation, director fees, legal expenses, accounting and consulting expenses, and technology costs, are not allocated to specific segments and are reflected in the enterprise results.
Cultivation and Gardening Segment
We are a leading developer, marketer, retailer, and distributor of products for both indoor and outdoor hydroponic and organic gardening. Our main business strategy within the hydroponic and organic gardening sector has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization.
We sell a variety of hydroponic and organic gardening related products, including nutrients, additives, growing media, lighting, environmental control systems, and other products for indoor and outdoor cultivation. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, Ion lights, The Harvest Company, and more, the development and expansion of which are a key component of the Company's growth strategy. Our target customers include commercial and craft growers, as well as home growers, in the plant-based medicine market, and commercial and home gardeners who grow organic herbs, fruits, and vegetables. Additionally, through our brand HRG Distribution, we distribute many of our products, including our proprietary products, to customers that are wholesalers, resellers, and retailers in the specialty retail hydroponic and organic gardening industry.
We make our products available to growers through a variety of channels, including hydroponic retail locations, a commercial sales teams serving commercial cultivators, an online platform for cultivators at growgeneration.com, and a wholesale business, HRG Distribution, that markets to resellers in both the hydroponic and traditional gardening markets. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 50 retail locations across 18 states as of December 31, 2023.
Storage Solutions Segment
Our Storage Solutions business, branded as "Mobile Media" or "MMI," provides customized storage solutions designed to enhance profitability, productivity, and efficiency for our customers by allowing them to save space and increase storage capacity. We cater to diverse markets with our products and services, including agriculture, retail, warehousing, office and administrative, food service, hospitality, golf and country clubs, and more. Our products include high-density mobile storage systems, static shelving, and other accessories such as desks, lockers, safes, and secured storage, offering a solution for every storage need. MMI also offers a wide variety of services, including site surveys, floor plan designs, capacity analysis, seismic calculations, permitting, and installation, in order to provide a comprehensive, turnkey solution for customers. Based in the Hudson Valley, New York, the MMI team has decades of experience successfully completing projects throughout the U.S., Canada, and Mexico.
Our target customers generally include small, mid-size, and large businesses seeking vertical space-saving solutions that are custom tailored to their space and brand in an effort to maximize storage capacity or gain space in their real estate footprint. Many of our customers are involved in the construction and design industries and include retailers, general contractors, and architects involved in new constructions and remodels for retail stores and fulfillment centers. Our customer base also includes the golf industry, specifically country clubs needing to store more club bags and optimize their existing space, as well as controlled environment agriculture (CEA) operators that cultivate indoors with vertical or rolling benching and racking.
GROWTH STRATEGIES
GrowGeneration's main growth strategy has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization. As a result, we have built a business that is driven by a wide selection of products, a strong portfolio of proprietary brands, a solutions-driven staff located in strategic markets around the country, and pick, pack, ship distribution and fulfillment capabilities.
Since its founding in 2014, GrowGeneration has acquired or opened numerous specialty hydroponic and organic gardening center locations. Today, management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 50 retail locations across 18 states as of December 31, 2023.
During 2023, the Company acquired or opened 5 new locations and expanded its physical retail presence into 2 new states. Our plan is to continue to acquire, open, and operate garden centers in markets where we do not already have a physical presence or where our existing physical presence is limited. However, in light of difficult market conditions that persisted throughout the year, the Company also reduced redundancies in cost structure by closing and consolidating 14 retail locations in 2023, where we were generally able to serve the same customer base through a single location. To date in 2024, the Company further closed and consolidated 3 additional stores and may consider additional store consolidations in the future.
GrowGeneration has also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our distribution business, HRG, and our benching, racking, and storage solutions business, MMI.
Currently, the Company's main growth strategies for its Cultivation and Gardening segment include expanding its commercial sales to sell more product to commercial cultivators for large grow operations, expanding its distribution capabilities to sell more product to independent retail garden centers and other resellers for resale, establishing itself in new markets where it believes regulation related to cannabis reform is progressing, especially with the potential cannabis rescheduling by the federal government, and expanding and promoting its portfolio of proprietary brands to increase its market share, product offerings, and profitability.
The Company's main growth strategies for its Storage Solutions segment include expanding the types of customers and industries to which we sell our products, including greater penetration in agriculture and golf and country clubs. In addition, the Company regularly seeks and evaluates accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates.
For further detail on all acquisitions please see Note 12, Acquisitions, of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K ("Consolidated Financial Statements").
COMPONENTS OF RESULTS OF OPERATIONS
Net Sales
We primarily generate net sales from the selling and distribution of proprietary and non-proprietary brand hydroponic and organic gardening products. In addition to our hydroponic and organic gardening product sales, we sell and install commercial fixtures through our benching, racking, and storage solutions business. Net sales reflect the amount of consideration that we expect to receive, which is derived from a list price reduced by variable consideration, including applicable sales discounts and estimated expected sales returns.
These sales vary by the type of product: consumables, such as nutrients, additives, growing media, and supplies that are subject to regular replenishment, and durables, such as lighting, environmental control systems, and storage solutions. Generally, in new markets where legalization of plant-based medicines is recent and licensors are starting new grow operations, there is a higher volume of durable product purchases for facility build-outs compared to purchases of recurring consumable products. In more mature markets, there are generally more purchases of consumables than durables.
We assess the organic growth of our Cultivation and Gardening segment net sales on a same-store basis. We believe that our assessment on a same-store basis represents an important indicator of comparative financial results and provides relevant information to assess our performance. New and acquired stores become eligible for inclusion in the comparable store base if the store has been under our ownership for the entire period in the same-store base periods for which we are including the store. Closed stores become ineligible for inclusion in the comparable store base in the month in which operations cease.
Cost of Sales
Cost of sales includes cost of goods and shipping costs. Cost of goods consists of cost of merchandise, inbound freight, and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Occupancy expenses of our retail locations and distribution centers, which consist of payroll, rent, and other lease required costs, including common area maintenance and utilities, are included as a component of operating expenses within Store operations and other operational expenses in the Consolidated Statements of Operations.
Gross Profit
We calculate gross profit as net sales less cost of sales. Gross profit excludes depreciation and amortization, which are presented separately as a component of operating expenses in the Consolidated Statements of Operations. Our gross profit as a percentage of net sales, or gross profit margin, varies with our product mix, in particular the percentage of sales of proprietary brand products compared to non-proprietary brand products and of consumable products compared to durable products. Proprietary products typically have higher gross margins compared to non-proprietary products, and consumable products typically have higher gross margins compared to durable products.
Operating Expenses
Operating expenses are comprised of the following components: store operations and other operational expenses; selling, general, and administrative; estimated credit losses; depreciation and amortization; and impairment losses. Store operations and other operational expenses consist primarily of payroll, rent and utilities, and allocated corporate overhead costs. Selling, general, and administrative expenses consist of corporate salaries, stock-based compensation, advertising and promotions, travel and entertainment, professional fees, insurance, and other corporate administrative costs. Selling, general, and administrative expenses as a percentage of net sales typically does not increase commensurate with an increase in net sales. Our largest expenses are generally related to employee compensation and leases, which are primarily fixed and not variable. Our advertising and marketing expenses are largely controllable and variable depending on the particular market.

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.

Condensed Results of Operations for the Years Ended December 31, 2023 and 2022
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	For the Years Ended December 31,
	2023		2022		Year-to-Year Variance
Net sales	$225,882	100.0%	$278,166	100.0%	$(52,284)	(18.8)%
Cost of sales	164,624	72.9%	207,903	74.7%	(43,279)	(20.8)%
Gross profit	61,258	27.1%	70,263	25.3%	(9,005)	(12.8)%
Operating expenses	111,102	49.2%	238,138	85.6%	(127,036)	(53.3)%
Income (loss) from operations	(49,844)	(22.1)%	(167,875)	(60.4)%	118,031	(70.3)%
Other income (expense)	3,380	1.5%	1,243	0.4%	2,137	171.9%
Net income (loss) before taxes	(46,464)	(20.6)%	(166,632)	(59.9)%	120,168	(72.1)%
Benefit (provision) for income taxes	(32)	—%	2,885	1.0%	(2,917)	(101.1)%
Net income (loss)	$(46,496)	(20.6)%	$(163,747)	(58.9)%	$117,251	(71.6)%
Net Sales
Net sales for the year ended December 31, 2023 were approximately $225.9 million, a decrease of 18.8% as compared to net sales of approximately $278.2 million for the year ended December 31, 2022.
The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $194.5 million for the year ended December 31, 2023 and $245.7 million for the year ended December 31, 2022. This decrease in net sales was primarily due to the closure of 14 retail locations during 2023 as well as a decrease of approximately $37.9 million, or 19.3%, in same store sales, which is primarily attributable to continued pressure on the cannabis industry generally. The percentage of net sales related to consumable products for the year ended December 31, 2023 was approximately 61.7%, which was an increase from 57.9% for the year ended December 31, 2022. The increase in consumable sales as a percentage of net sales was driven by increased brand adoption of proprietary growing media and nutrient products, and was also offset by a lower total revenue base. Proprietary brand sales as a percentage of net sales increased to 16.1% for the year ended December 31, 2023 as compared to 13.3% for the year ended December 31, 2022, driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and products.
Overall sales of commercial fixtures within our Storage Solutions segment remained relatively flat year-over-year, declining slightly from $32.5 million for the year ended December 31, 2022 to $31.4 million for the year ended December 31, 2023.
Cost of Sales
Cost of sales for the year ended December 31, 2023 decreased approximately $43.3 million or 20.8% compared to the year ended December 31, 2022. The decrease in cost of sales was primarily due to the 18.8% decrease in sales as previously discussed. The decrease was also partially driven by the inventory discounts and reductions taken during the second half of the year ended December 31, 2022, which did not occur in the current year.
Gross Profit
Gross profit was approximately $61.3 million for the year ended December 31, 2023 compared to approximately $70.3 million for the December 31, 2022, a decrease of approximately $9.0 million, or 12.8%. The decrease in gross profit was primarily related to the Gardening and Cultivation segment, which decreased 19.4% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, largely as a result of the decrease in sales volume due to store closures and continued pressure on the cannabis industry as discussed above. The decrease was partially offset by a $2.4 million gross profit increase for the Storage Solutions segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Gross profit margin was 27.1% for the year ended December 31, 2023, an increase of 180 basis points from a gross profit margin of 25.3% for the year ended December 31, 2022. The increase was primarily attributable to an 890 basis point gross profit margin improvement for the Storage Solutions segment as well as a 50 basis point gross profit margin improvement for the Cultivation and Gardening segment, which was largely driven by the proportional increase of proprietary brand sales to non-proprietary brand sales and less inventory discounts and reductions in the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Operating Expenses
Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, impairment loss, and depreciation and amortization. Operating expenses were approximately $111.1 million for the year ended December 31, 2023 and approximately $238.1 million for the year ended December 31, 2022, a decrease of approximately $127.0 million or 53.3%.
Approximately $112.2 million of the decrease in operating expenses related to impairment losses, which were $15.7 million for the year ended December 31, 2023 as compared to $127.8 million for the year ended December 31, 2022, and were predominately related to our goodwill and intangible assets. Refer to the discussion within Critical Accounting Policies and Estimates section as well as Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements for additional information regarding our impairment losses.
Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were approximately $48.1 million for the year ended December 31, 2023 as compared to $54.7 million for the year ended December 31, 2022, a decrease of $6.6 million or 12.1%. The decrease in store operating costs was primarily attributable to the closure of 14 retail locations during 2023.
Total corporate overhead, which is comprised of selling, general, and administrative, estimated credit losses, and depreciation and amortization, was approximately $47.4 million for the year ended December 31, 2023 as compared to $55.6 million for the year ended December 31, 2022, a decrease of $8.3 million or 14.9%. The decrease in corporate overhead was primarily due to the $7.0 million year-over-year reduction in selling, general, and administrative costs, largely driven by a decrease in corporate payroll related expenses to $13.5 million for the year ended December 31, 2023 from $18.4 million for the year ended December 31, 2022. Other reductions in selling, general, and administrative costs were attributable to our cost rationalization initiatives during 2023.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2023 was approximately $3.4 million, an increase of $2.1 million, as compared to other income (expense) of approximately $1.2 million for the year ended December 31, 2022, primarily driven by the increased investment income from our marketable securities.
Net Income (Loss)
Net loss for the year ended December 31, 2023 was approximately $46.5 million, compared to approximately $163.7 million for the year ended December 31, 2022, an increase of approximately $117.3 million, primarily driven by the decrease of impairment losses by $112.2 million as discussed above.

Use of Non-GAAP Financial Information
EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed in isolation as substitutions to net income (loss) as indicators of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). GrowGeneration defines EBITDA as net income (loss) before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude certain items such as stock-based compensation, impairment losses, restructuring and corporate rationalization costs, and other non-core or non-recurring expenses and to include income from our marketable securities as these investments are part of our operational business strategy and increase the cash available to us. We believe these non-GAAP measures, when used in conjunction with net income (loss), provide meaningful supplemental information to both management and investors, facilitating the evaluation of performance across reporting periods. Management uses these non-GAAP measures for internal planning and reporting purposes. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe that these non-GAAP financial measures may be useful to investors in their assessment of our operating performance and valuation. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors.
Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (in thousands):

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$(46,496)	$(163,747)	$12,786
Benefit (provision) for income taxes	32	(2,885)	2,443
Interest income	(2,696)	(580)	(486)
Interest expense	97	21	43
Depreciation and amortization	16,607	17,132	12,600
EBITDA	$(32,456)	$(150,059)	$27,386
Share-based compensation	3,171	4,967	6,585
Investment income	2,696	—	—
Impairment loss	15,659	127,831	—
Restructuring and other charges (1)	5,376	568	197
Adjusted EBITDA	$(5,554)	$(16,693)	$34,168
(1) Consists primarily of expenditures related to the activity of store and distribution consolidation and one-time severances

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2023, we had working capital of approximately $116.5 million, compared to working capital of approximately $134.9 million as of December 31, 2022, a decrease of approximately $18.4 million. The decrease in working capital from December 31, 2022 to December 31, 2023 was due primarily to a decrease in inventory and cash and cash equivalents, partially offset by a decrease in current liabilities.
As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $65.0 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Consolidated Financial Statements for additional information regarding leases.
We may need additional financing through equity offerings and/or debt financings in the future to continue to expand our business consistent with our growth strategies. However, management believes that the Company is adequately funded to support current and future operations in the next twelve months. To date we have financed our operations through the issuance of common stock, convertible notes, and warrants, as well as cash generated from operations.
The following discussion sets forth the major sources and uses of cash for the year ended December 31, 2023 and December 31, 2022. A discussion regarding the major sources and uses of cash for the year ended December 31, 2021 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.
Operating Activities
Net cash and cash equivalents provided by operating activities for the year ended December 31, 2023 was approximately $1.4 million, compared to $11.9 million for the year ended December 31, 2022. The changes in operating cash were primarily driven by our continued efforts to decrease inventory and an increase in customer deposits, partially offset by reductions to accounts payable, payroll, and payroll tax liabilities.
Investing Activities
Net cash and cash equivalents used in investing activities was approximately $11.4 million for the year ended December 31, 2023 compared to approximately $11.6 million for the year ended December 31, 2022. Investing activities for the year ended December 31, 2023 were primarily attributable to investment of excess cash into marketable securities of $98.7 million, partially offset by maturity of marketable securities of $96.8 million. We also had purchases of property and equipment of $6.7 million, which was primarily related to the implementation and design of a new enterprise resource planning software system, and business acquisitions of $3.1 million. Investing activities for the year ended December 31, 2022 were primarily related to maturities of marketable securities of $46.6 million, partially offset by investment of excess cash into marketable securities of $38.7 million, acquisitions of $7.2 million, and the purchase of property and equipment primarily related to the design of a new enterprise resource planning software system of $12.9 million.
Financing Activities
Net cash and cash equivalents used in financing activities for the year ended December 31, 2023 and December 31, 2022 was approximately $0.3 million and $1.7 million, respectively, and was primarily attributable to common stock withheld to cover employee payroll taxes.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments regarding matters that are uncertain and susceptible to change that affect the reported amounts of assets, liabilities, revenue, and expense. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy based on historical experience and various other market-specific and other relevant assumptions.
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements and should be read in conjunction with this discussion. However, the following discussion pertains to accounting policies we believe reflect the more significant judgments and estimates used in preparation of the Consolidated Financial Statements. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.
Goodwill Impairment
Goodwill represents the excess purchase price over the fair value of identifiable assets acquired and liabilities assumed in connection with acquisitions in accordance to ASC 805, Business Combinations. Goodwill is not amortized but instead is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. We perform our goodwill impairment assessment for each of our four reporting units that have goodwill. Effective the fourth quarter of 2023 and prospectively, we performed our required annual goodwill impairment test as of December 1 rather than on December 31, which was the previous practice.
We assess goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. Additionally, an election can be made to bypass the qualitative assessment and proceed directly to performing a quantitative goodwill impairment assessment for a reporting unit.
The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, to its carrying amount. We perform a quantitative impairment assessment for its reporting units using a fair value method based on management's judgements and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We determined fair value using the income approach, where estimated future cash flows are discounted to present value at an appropriate rate of return. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.
These calculations contain uncertainties as they require management to make assumptions about market comparables, future cash flows, and appropriate discount rates to reflect the risk inherent in the future cash flows and to derive a reasonable enterprise value and related premium. The estimated future cash flows reflect management's latest assumptions of the financial projections based on current and anticipated competitive landscape, including estimates of revenue based on production volumes over the foreseeable future and long-term growth rates, and operating margins based on historical trends and future cost containment activities. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the results of the goodwill impairment assessment and the our results of operations.
The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.
For the goodwill impairment test performed on December 1, 2023, we completed a quantitative goodwill impairment assessment for each reporting unit. As a result of changes to the business and future projections, we identified a $9.3 million impairment related to goodwill. Additionally, for the year ended December 31, 2022, we recorded a goodwill impairment loss of $116.7 million. Refer to Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements.
Recoverability of Long-Lived Assets
We review the recoverability of our long-lived assets, including property and equipment, operating leases right-of-use assets, and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.
The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The estimated fair values of the assets are measured using an income approach, which utilizes forecasted discounted cash flows. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement, and primarily consist of expected future operating margins and cash flows, weighted average cost of capital rates, estimated salable values and third-party appraisal techniques such as market comparables. To the extent that profitability declines as compared to forecasted profitability or if adverse changes occur to key assumptions or other fair value measurement inputs, further impairment of long-lived assets could occur in the future.
During the fourth quarter of 2023, we quantitatively evaluated the recoverability of our long-lived assets, including our finite-lived intangible assets, for impairment in conjunction with our annual goodwill impairment assessment. As a result, we identified a $6.2 million impairment related to our finite-lived intangible assets. Additionally, we identified a $0.1 million impairment related to our operating lease right-of-use assets for the year ended December 31, 2023. For the year ended December 31, 2022, we recorded an impairment loss of $11.2 million related to our finite-lived intangible assets. Refer to Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements.

RECENTLY ACCOUNTING PRONOUNCEMENTS
Refer to Note 3, Recent Accounting Pronouncements, of the Consolidated Financial Statements for information regarding recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates.
Interest Rate Risk
We currently have no material exposure to interest rate risk from investments. We currently invest a portion of our excess cash primarily in money market funds and fixed-income securities with short-term maturities, including debt instruments of the U.S. government and its agencies, high quality corporate bonds, and commercial paper. Due to the short-term nature of these investments, we do not believe that there will be material exposure to interest rate risk arising from our investments.
Impact of Inflation
Our results of operations and financial condition are presented based on historical costs. Inflation affects our cost of sales and operating expenses. We maintain strategies to mitigate the impact of higher raw material, energy, and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers, and other actions, which may offset only a portion of the adverse impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GrowGeneration Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of GrowGeneration Corp. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2024 expressed an adverse opinion.

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

Consolidated Financial Statements - Impact of Internal Control over Financial Reporting

As described in Management’s Report on Internal Control Over Financial Reporting, material weaknesses were identified as of December 31, 2023. The prevention, detection, and correction of material misstatements of the consolidated financial statements, is dependent, in part, on management (i) designing and maintaining an effective control environment, including maintaining sufficient resources within the accounting and financial reporting department to review complex financial reporting transactions; and updating and distributing accounting policies and procedures across the organization (ii) designing and implementing effective information and communication process to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting and (iii) designing and implementing effective process-level control activities and general information technology controls related to financial reporting processes. We identified the impact on our audit of the material weaknesses related to the control environment, information and communication, and control activities (“material weaknesses”), as further described in Management’s Report, as a critical audit matter.

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
March 13, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GrowGeneration Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of GrowGeneration Corp. (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of material weaknesses described in the following paragraphs on the achievement of the objectives of control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 13, 2024, which expressed an unqualified opinion on those financial statements.

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
March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GrowGeneration Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of GrowGeneration Corp. (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

Denver, Colorado
March 9, 2022, except for the effects of the change in segments described in Notes 2, 6, 12 and 14, as to which the date is March 13, 2024

We served as the Company’s auditor from 2020-2022.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$29,757	$40,054
Marketable securities	35,212	31,852
Accounts receivable, net of allowance for credit losses of $1.4 million and $0.7 million at December 31, 2023 and 2022, respectively	8,895	8,336
Notes receivable, long-term, net of allowance for credit losses of $1.7 million and $1.3 million at December 31, 2023 and 2022, respectively	193	1,214
Inventory	64,905	77,091
Prepaid income taxes	516	5,679
Prepaid and other current assets	7,973	6,455
Total current assets	147,451	170,681
Property and equipment, net	27,052	28,669
Operating leases right-of-use assets, net	39,933	46,433
Notes receivable, long-term	106	—
Intangible assets, net	16,180	30,878
Goodwill	7,525	15,978
Other assets	843	803
TOTAL ASSETS	$239,090	$293,442
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,666	$15,728
Accrued liabilities	2,530	1,535
Payroll and payroll tax liabilities	2,169	4,671
Customer deposits	5,359	4,338
Sales tax payable	1,185	1,341
Current maturities of operating lease liability	8,021	8,131
Current portion of long-term debt	—	50
Total current liabilities	30,930	35,794
Operating lease liability, net of current maturities	34,448	40,659
Other long-term liabilities	317	593
Total liabilities	65,695	77,046
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 61,483,762 and 61,010,155 shares issued and outstanding as of December 31, 2023 and 2022, respectively	61	61
Additional paid-in capital	373,433	369,938
Retained earnings (deficit)	(200,099)	(153,603)
Total stockholders’ equity	173,395	216,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,090	$293,442
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share)

	For the Years Ended December 31,
	2023	2022	2021
Net sales	$225,882	$278,166	$422,489
Cost of sales (exclusive of depreciation and amortization shown below)	164,624	207,903	304,248
Gross profit	61,258	70,263	118,241

Operating expenses:
Store operations and other operational expenses	48,082	54,680	49,742
Selling, general, and administrative	29,799	36,758	39,469
Estimated credit losses	955	1,737	1,428
Depreciation and amortization	16,607	17,132	12,600
Impairment loss	15,659	127,831	—
Total operating expenses	111,102	238,138	103,239

Income (loss) from operations	(49,844)	(167,875)	15,002

Other income (expense):
Other income (expense)	781	684	(216)
Interest income	2,696	580	486
Interest expense	(97)	(21)	(43)
Total other income (expense)	3,380	1,243	227

Net income (loss) before taxes	(46,464)	(166,632)	15,229

Benefit (provision) for income taxes	(32)	2,885	(2,443)

Net income (loss)	$(46,496)	$(163,747)	$12,786

Net income (loss) per share, basic	$(0.76)	$(2.69)	$0.22
Net income (loss) per share, diluted	$(0.76)	$(2.69)	$0.21

Weighted average shares outstanding, basic	61,181	60,813	59,223
Weighted average shares outstanding, diluted	61,181	60,813	60,464
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	57,152	$57	$319,582	$(2,642)	$316,997

Common stock issued upon warrant exercise	256	—	335	—	335
Common stock issued upon cashless exercise of warrants	657	1	(1)	—	—
Common stock issued upon exercise of options	469	1	1,757	—	1,758
Common stock issued upon cashless exercise of options	325	—	—	—	—
Common stock issued in connection with business combinations	807	1	37,271	—	37,272
Common stock issued in connection with purchase of intangible assets	4	—	168	—	168
Common stock issued for share based compensation	204	—	—	—	—
Common stock issued for services	145	—	717	—	717
Common stock redeemed in litigation settlement	(90)	—	—	—	—
Share-based compensation	—	—	1,258	—	1,258
Net income (loss)	—	—	—	12,786	12,786
Balances, December 31, 2021	59,929	$60	$361,087	$10,144	$371,291

Common stock issued in connection with business combinations	650	1	5,710	—	5,711
Adjustment for prior period acquisition	—	—	39	—	39
Common stock issued for share based compensation	339	—	—	—	—
Share-based compensation	—	—	4,514	—	4,514
Common stock withheld for employee payroll taxes	—	—	(1,618)	—	(1,618)
Common stock issued upon exercise of options	8	—	33	—	33
Common stock issued upon cashless exercise of options	20	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—
Common stock issued in connection with asset acquisition	50	—	173	—	173
Net income (loss)	—	—	—	(163,747)	(163,747)
Balances, December 31, 2022	61,010	$61	$369,938	$(153,603)	$216,396

Common stock issued for share based compensation	439	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(263)	—	(263)
Share-based compensation	—	—	2,985	—	2,985
Non-cash repurchase of liability awards	—	—	653	—	653
Liability redemption associated with business acquisition	35	—	120	—	120
Net income (loss)	—	—	—	(46,496)	(46,496)
Balances, December 31, 2023	61,484	$61	$373,433	$(200,099)	$173,395
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(46,496)	$(163,747)	$12,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,607	17,132	12,600
Estimated credit losses	955	1,737	1,428
Share-based compensation	3,171	4,967	6,585
Impairment loss related to goodwill and intangible assets	15,526	127,831	—
Impairment loss on operating lease right-of-use assets	133	—	—
Provision for deferred income taxes	—	(2,359)	1,609
Loss on disposal of fixed assets	218	568	198
Change in value of marketable securities	(1,438)	—	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
(Increase) decrease in:
Accounts and notes receivable	(300)	(3,106)	(1,896)
Inventory	13,773	32,890	(34,690)
Prepaid expenses and other assets	3,898	10,827	(9,937)
Accounts payable and accrued liabilities	(3,035)	(3,359)	3,285
Operating leases	46	508	1,282
Customer deposits	1,021	(8,590)	6,362
Payroll and payroll tax liabilities	(2,502)	(2,769)	4,785
Sales taxes payable	(156)	(582)	762
Net cash and cash equivalents provided by (used in) operating activities	1,421	11,948	5,159
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,050)	(7,230)	(80,784)
Purchase of property and equipment	(6,698)	(12,896)	(18,740)
Purchase of marketable securities	(98,680)	(38,692)	(75,000)
Maturities of marketable securities	96,758	46,633	35,207
Proceeds from disposals of assets	265	612	—
Net cash and cash equivalents provided by (used in) investing activities	(11,405)	(11,573)	(139,317)
Cash flows from financing activities:
Principal payments on long term debt	(50)	(108)	(83)
Common stock withheld for employee payroll taxes	(263)	(1,618)	(4,391)
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	—	33	2,092
Net cash and cash equivalents (used in) provided by financing activities	(313)	(1,693)	(2,382)

Net increase (decrease) in cash and cash equivalents	(10,297)	(1,318)	(136,540)
Cash and cash equivalents at beginning of year	40,054	41,372	177,912
Cash and cash equivalents at end of year	$29,757	$40,054	$41,372

Supplemental Information:
Cash paid for interest	$98	$21	$43
Cash paid for income taxes	$93	$—	$6,072
Right to use assets acquired under new operating leases	$4,289	$9,607	$32,875
Indemnity holdback from business acquisition	$—	$875	$—
Non-cash repurchase of liability awards	$653	$—	$—
Non-cash issuance of a note receivable	$299	$—	$—
Common stock issued for business combinations	$—	$5,710	$37,272
Liability redemption associated with business acquisition	$120	$—	$—
Common stock issued for intangible assets	$—	$173	$168
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS
GrowGeneration Corp. (together with its direct and indirect wholly-owned subsidiaries, collectively "GrowGeneration" or the "Company") was incorporated in Colorado in 2014. Since then, GrowGeneration has grown from a small chain of specialty retail hydroponic and organic garden centers to a multifaceted business with diverse assets. Today, GrowGeneration operates two major lines of business: its Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and its Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business.
As of December 31, 2023, GrowGeneration has 50 retail locations across 18 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, HRG Distribution, and a benching, racking, and storage solutions business, Mobile Media or MMI.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Consolidated Financial Statements have been prepared under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. ("GAAP").
The Consolidated Financial Statements include the accounts of GrowGeneration Corp. and its direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
All amounts included in the accompanying notes to the Consolidated Financial Statements, except per share data, are in thousands (000).
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported Consolidated Statements of Operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.
Segment Reporting
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance for changes in management's approach or changes in other facts and circumstances that might result in different segment reporting. During the fourth quarter of 2023, the Company realigned its operating and reportable segments to correspond with changes to its operating model, management structure, and internal reporting and to better align with how the chief operating decision maker ("CODM") makes operating decisions, allocates resources, and assesses performance. Accordingly, the Company identified two operating segments, each its own reportable segment, based on its major lines of business: the Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and the Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business. Comparative prior period disclosures have been recast to conform to the current segment presentation. Refer to Note 14, Segments, for additional information regarding the Company's reportable segments.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company's revenue is primarily generated from sales of its hydroponic and organic gardening proprietary brand products and non-proprietary brand products through its retail locations, e-commerce platforms, wholesale distribution, and commercial sales organization. In addition to its hydroponic and organic gardening product sales, the Company sells and installs commercial fixtures through its benching, racking, and storage solutions business.
The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products or when services have been completed. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company's right to payment, and the legal title of the products. Based on the assessment of control indicators, product sales are typically recognized when product is made available to the carrier or picked up by the customer. Promises related to product installation are considered a separate performance obligation from the product sale because the products can be used without customization or modification and the installation is not complex and can be performed by other vendors. Installation revenue is recognized upon completion of the installation services.
Revenues are measured as the amount of consideration that the Company expects to receive, which is derived from a list price reduced by variable consideration, which includes applicable sales discounts and estimated expected sales returns. The majority of the Company's returns come from retail sales. Estimating future returns requires judgment based on current and historical trends, and actual returns may vary from management's estimates. Sales and other taxes collected concurrent with revenue producing activities are also excluded from revenue.
The Company provides standard assurance type warranties that its products and installation services will comply with all agreed-upon specifications. No services beyond an assurance type warranty are provided to customers.
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
In accordance with ASC 606, Revenue from Contracts with Customers, the Company has elected the practical expedient to exclude the value of remaining performance obligations for contracts with an original term of one year or less and the practical expedient for shipping and handling costs. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities, rather than a promised service, and as such are included in Cost of sales in the Consolidated Statements of Operations.
Cost of Sales
Cost of sales includes cost of goods and shipping costs. Cost of goods consists of cost of merchandise, inbound freight, and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Occupancy expenses of the Company's retail locations and distribution centers, which consist of payroll, rent, and other lease required costs, including common area maintenance and utilities, are included as a component of Store operations and other operational expenses on the Consolidated Statements of Operations. The Company does not consider these occupancy expenses to be part of the costs to bring its products to the finished condition and therefore records such costs as Store operations and other operational expenses rather than Cost of sales.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of money market funds.
Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. The Company's policy is to place its cash and cash equivalents with high-quality financial institutions in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Additionally, certain cash equivalents maintained with investment institutions are insured by a combination of the Securities Investor Protection

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corporation ("SIPC") up to $500,000, which includes a $250,000 limit for cash, and additional private insurance, which mitigates the Company's exposure. At December 31, 2023 and 2022, the Company had approximately $20.8 million and $34.3 million, respectively, in excess of the FDIC, SIPC, and other insurance limits.
Marketable Securities
Marketable securities investments primarily consist of fixed-income securities with short-term maturities, which are not actively traded by the Company. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, was $1.4 million for the year ended December 31, 2023 and immaterial for the years ended December 31, 2022 and 2021, and included in Interest income on the Consolidated Statements of Operations. Changes in fair value of marketable securities related to unrealized gains and losses were immaterial for the years ended December 31, 2023, 2022, and 2021.
Accounts Receivable
Accounts receivable consist primarily of trade receivables stated at the amount of consideration that the Company expects to collect from balances outstanding at period-end, net of allowances for credit losses. The Company estimates its allowance for credit losses and the related expected credit loss based upon the Company's historical credit loss experience and the age of the account adjusted for asset-specific risk characteristics, current economic conditions, relationship with the customer, and reasonable forecasts. Accounts receivable are written off or fully reserved when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties, and ongoing service or billing disputes. Credit is generally extended on a short-term basis, thus current receivables do not bear interest. Interest on past due balances are subject to an interest charge of 1.5% per month.
Notes Receivable
From time-to-time, the Company has executed notes receivables to third parties secured by collateral. Notes receivable generally have terms of 12 months to 18 months and bear interest from 6 to 12% per annum. Generally, the underlying collateral is product or equipment financed by the note receivable.
Notes receivable are stated at the amount the Company expects to collect from balances outstanding at period-end, net of allowances for credit losses. The Company estimates its allowance for credit losses and the related expected credit loss based upon the Company's historical credit loss experience and the age of the account adjusted for asset-specific risk characteristics, current economic conditions, relationship with the customer, and reasonable forecasts. A reserve for uncollectible notes receivable is established when collection of amounts due is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, client cash flow difficulties, and ongoing service or billing disputes.
When management determines, after considering economic and business conditions and collection efforts, that an allowance for credit losses is necessary for a note receivable or collection of interest on the note is improbable, the accrual of interest on the instrument ceases. Any payment received on such non-accrual note receivable is recorded as interest income when the payment is received. Once payments of principal and interest are current, the Company resumes accruing interest on the note receivable.
The Company periodically reviews the value of the underlying collateral for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance or impairment of the note receivable and related accrued interest is necessary. As of December 31, 2023 and 2022, the Company believes the value of the underlying collateral to be sufficient and in excess of the respective outstanding principal and accrued interest, net of recognized allowance for doubtful accounts.
Concentration of Credit Risk
The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and notes receivable. The Company is affected by general economic conditions in the U.S. To limit credit risk, management periodically reviews and evaluates the financial condition of customers and maintains an allowance for credit losses. As of December 31, 2023 and 2022, the Company does not believe that it has significant credit risk.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory
Inventory consists predominantly of finished goods, including gardening supplies and materials, fixtures, and equipment, and is recorded at the lower of cost (weighted average cost method) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of sales. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $4.8 million, $7.8 million, and $5.3 million, respectively, to inventory write-downs due to shrink and obsolescence.
Property and Equipment
Property and equipment are recorded at cost, or at the allocated fair value for assets acquired in accordance with ASC 805, Business Combinations, and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the useful life of the improvement. Renewals and betterment that materially extend the life of the asset are capitalized. With respect to constructed assets, all materials, direct labor, and contract services, as well as certain indirect costs, are capitalized. Expenditures for maintenance and repairs are charged against operations.
Computer software development costs and website development costs are expensed as incurred, except for internal-use software or website development costs that qualify for capitalization in accordance with ASC 350, Intangibles—Goodwill and Other, and include certain employee related expenses, including salaries, bonuses, benefits, and share-based compensation expenses; costs of computer hardware and software; and costs incurred in developing features and functionality. The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Costs incurred related to less significant modifications and enhancements as well as maintenance are expensed as incurred. These capitalized software costs are amortized on a straight-line basis over an estimated useful life commencing when the software project is ready for its intended use.
The general range of estimated useful lives for property and equipment are as follows:

Estimated Lives
Vehicles	5 years
Buildings	20 - 30 years
Furniture and fixtures	3 -7 years
Computers and equipment	3 - 5 years
Capitalized software	3 - 8 years
Leasehold improvements	5 years, not to exceed lease term
The Company reviews for impairment indicators and recoverability of long-lived assets, including property and equipment, when circumstances indicate that the carrying value of the asset may not be recoverable. Refer to the Recoverability of long-lived assets significant accounting policy.
Intangible Assets
Intangible assets primarily include trade names, customer relationships, non-compete agreements, and intellectual property with finite lives identified in connection with acquisitions in accordance to ASC 805, Business Combinations. For each acquisition, the Company allocates the purchase price to the identifiable assets acquired and liabilities assumed, including intangible assets, based on estimated fair values. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits associated with the asset are expected to be consumed. The estimated useful lives for trade names, customer relationships, non-compete agreements, and intellectual property are generally five to six years.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable assets acquired and liabilities assumed in connection with acquisitions in accordance to ASC 805, Business Combinations. Goodwill is not amortized but instead is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist.
Goodwill is assessed using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount, and an impairment charge is recognized for the differential. Companies also have the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.
Effective the fourth quarter of 2023 and prospectively, the Company performed its required annual goodwill impairment test as of December 1 rather than on December 31, which was the Company's previous practice. This change represented a change in method of applying an accounting principle, and it was determined to be preferable as it more closely aligned the annual goodwill impairment assessment date with the Company's annual planning, forecasting, and budgeting processes. The change in accounting principle did not result in any, nor does the Company expect the change in accounting principle to result in any, delay, acceleration, or avoidance of an impairment charge. This change was not applied retrospectively, as it would be impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight.
For the goodwill impairment test performed on December 1, 2023, the Company completed a quantitative goodwill impairment assessment for each reporting unit. As a result of changes to the business and future projections, the Company identified a $9.3 million impairment related to its goodwill. Additionally, for the year ended December 31, 2022, the Company recorded a goodwill impairment loss of $116.7 million. These impairment losses related to goodwill are included in Impairment loss on the Consolidated Statements of Operations. Refer to Note 6, Goodwill and Intangible Assets, for additional information regarding the Company's impairment assessments.
Recoverability of Long-Lived Assets
The Company reviews the recoverability of long-lived assets, including property and equipment, operating leases right-of-use assets, and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.
During the fourth quarter of 2023, the Company quantitatively evaluated the recoverability of its long-lived assets, including its finite-lived intangible assets, for impairment in conjunction with its annual goodwill impairment assessment. As a result, the Company identified a $6.2 million impairment related to its finite-lived intangible assets. Additionally, the Company identified a $0.1 million impairment related to its operating lease right-of-use assets for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded an impairment loss of $11.2 million related to its finite-lived intangible assets. These impairment losses related to long-lived assets are included in Impairment loss on the Consolidated Statements of Operations. Refer to Note 6, Goodwill and Intangible Assets, for additional information regarding the Company's intangible asset impairment assessments.
Leases
Leases are accounted for in accordance with ASC 842, Leases. Contracts are evaluated to determine whether the arrangement contains a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in ASC 842, Leases. The Company's operating leases primarily consist of real estate leases for its retail stores, distribution centers, warehouses, and offices. The Company does not have finance leases.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liabilities represent the present value of remaining lease payments over the lease term. The right-of-use assets represent the Company's right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of right-of-use assets.
The majority of the Company's leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company's incremental borrowing rate for a lease is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment.
The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The exercise of lease renewal options is at the Company's sole discretion.
The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a lease term of one year or less and that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Short-term lease costs include expenses related to leases with terms greater than one month but less than 12 months, and the expense is recognized on a straight-line basis over the lease term.
The Company has elected the practical expedient to account for lease and non-lease components as a single component for all leases.
The Company monitors for triggering events or conditions that require a reassessment of its leases. When the reassessment requires a re-measurement of the lease liability, a corresponding adjustment is made to the carrying amount of the right-of-use asset. Additionally, the Company reviews for impairment indicators of its right-of-use assets and other long-lived assets as described in the Recoverability of long-lived assets significant accounting policy.
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
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of recognized allowance for doubtful accounts.

	Level	December 31, 2023	December 31, 2022
Cash equivalents	1	$17,300	$25,087
Marketable securities	2	$35,212	$31,852
Business Combinations
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Assets acquired and liabilities assumed are recognized at their estimated fair values in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized within the measurement period, which cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Any changes to these estimates may have a material impact on the Company's operating results or financial position. All acquisition costs are expensed as incurred and recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Refer to Note 12, Acquisitions, for additional information regarding the Company's business combinations.
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
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining the Company's income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain income tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. The Company only recognizes tax benefits taken on the tax return that the Company believes are more likely than not of being sustained upon examination. There is considerable judgment involved in determining whether a position taken on the tax return is more likely than not of being sustained.
The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest and penalties. The Company's policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of its income tax provision.
Advertising
The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2023, 2022, and 2021 amounted to $1.8 million, $4.0 million, and $4.0 million, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
The Company computes net earnings per share under ASC 260-10, Earnings Per Share. Basic earnings or loss per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.
The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options, restricted stock and common stock warrants, which assumes that any proceeds received from the exercise of in-the-money stock options, restricted stock and common stock warrants, would be used to purchase common shares at the average market price for the period.
Share-Based Compensation
The Company uses share-based compensation, including stock options, restricted stock units, and common stock warrants, to provide long-term performance incentives for its employees, non-employee members of its Board of Directors, and consultants.
The Company records share-based compensation in accordance with ASC 718, Compensation-Stock Compensation. The Company estimates the fair value of stock options and common stock warrants on the grant date using the Black-Scholes option pricing model. The fair value of stock options and common stock warrants granted is recognized as an expense over the requisite service period. Share-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method and is included in Selling, general, and administrative expense in the Consolidated Statements of Operations. Forfeitures are recognized as they occur.
The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate used in the option pricing model is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.
Periodically, the Company has issued certain stock awards classified as liabilities based on the guidance set forth at ASC 480, Distinguishing Liabilities from Equity, and ASC 718, Compensation-Stock Compensation. These awards generally entitle the employees to receive a specified dollar value of common stock on future dates and vest over time subject to the employee's continued employment. The Company recognizes compensation expense for these awards over the requisite service period.
Refer to Note 9, Share-Based Payments, for additional information regarding the Company's share-based compensation and share-based awards.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update ("ASU"). The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. In addition to the accounting pronouncements discussed below, no other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company's Consolidated Financial Statements or disclosures.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"), changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses based upon a company's historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts, rather than incurred losses as required previously by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investments in leases, and off-balance sheet credit exposures. ASU 2016-13 was effective January 1, 2020, and the Company adopted this standard effective January 1, 2023. The adoption of this standard primarily applied to the valuation of the Company's accounts receivable. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements or disclosures, and the Company's estimate of expected credit losses as of January 1, 2023, using the expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to Retained earnings (deficit) in the Consolidated Balance Sheets on the adoption date of the standard.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment's reported profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to income tax disclosures ("ASU 2023-09"), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.
4.    REVENUE RECOGNITION
Disaggregation of Revenues
Sales are disaggregated by the Company's segments, which represent its principal lines of business, as well as by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. Refer to Note 14, Segments, for disaggregated revenue disclosures.
Contract Assets and Liabilities
Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable (contract asset) or a customer deposit (contract liability). The opening and closing balances of the Company's accounts receivables and customer deposits are as follows:

	Accounts Receivable, Net	Customer Deposits
Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, December 31, 2023	8,895	5,359
Increase (decrease)	$559	$1,021

Opening balance, January 1, 2022	$5,741	$11,686
Closing balance, December 31, 2022	8,336	4,338
Increase (decrease)	$2,595	$(7,348)
Of the total amount of customer deposits as of January 1, 2023, $3.4 million was reported as revenue during the year ended December 31, 2023. Of the total amount of customer deposits as of January 1, 2022, $11.1 million was reported as revenue during the year ended December 31, 2022.
The Company also has notes receivable under longer term financing arrangements at interest rates typically ranging from 6% to 12% with repayment terms typically ranging for 12 to 18 months.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes receivable at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Notes receivable	$2,031	$2,464
Allowance for credit losses	(1,732)	(1,250)
Notes receivable, net	$299	$1,214
The following table summarizes changes in notes receivable balances that have been deemed impaired.

	December 31,
	2023	2022
Notes receivable	$1,732	$1,500
Allowance for credit losses	(1,732)	(1,250)
Notes receivable, net	$—	250

5.    PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
Vehicles	$2,558	$2,176
Buildings and land	2,121	2,121
Leasehold improvements	11,920	12,562
Furniture, fixtures and equipment	14,364	13,195
Capitalized software	16,085	2,644
Construction-in-progress	—	9,569
Property and equipment, gross	47,048	42,267
Accumulated depreciation and amortization	(19,996)	(13,598)
Property and equipment, net	$27,052	$28,669
Depreciation and amortization expense related to property and equipment was $7.9 million, $7.2 million, and $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS
Effective the fourth quarter of 2023 and prospectively, the Company performed its required annual goodwill impairment test as of December 1 rather than on December 31, which was the Company's previous practice. This change represented a change in method of applying an accounting principle, and it was determined to be preferable as it more closely aligned the annual goodwill impairment assessment date with the Company's annual planning, forecasting, and budgeting processes. The change in accounting principle did not result in any, nor does the Company expect the change in accounting principle to result in any, delay, acceleration, or avoidance of an impairment charge. This change was not applied retrospectively, as it would be impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight.
For the goodwill impairment test performed on December 1, 2023, the Company completed a quantitative goodwill impairment assessment for each of its four reporting units. The fair value of each reporting unit was determined using the income approach, which discounts estimated future cash flows to present value using an appropriate rate of return. The estimated fair value of each reporting unit, including goodwill, was compared to its carrying amount, and, as a result of changes to the business and future projections, the Company identified a $9.3 million impairment related to its goodwill for the year ended December 31, 2023.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with its annual goodwill impairment assessment on December 1, 2023, the Company quantitatively evaluated the recoverability of its long-lived assets, including its finite-lived intangible assets, for impairment. The recoverability assessment compared the carrying value of long-lived asset groups to their expected future pretax cash flows (undiscounted and without interest charges). If the undiscounted cash flows were less than the carrying values, an impairment loss was recognized for the difference between the estimated fair values using an income approach and the related carrying values. As a result, the Company identified a $6.2 million impairment for the year ended December 31, 2023 related to its finite-lived intangible assets, including trade names, patents, customer relationships, non-competes, and intellectual property.
For the year ended December 31, 2022, the Company recorded a total impairment loss of $127.8 million related to goodwill and intangible assets. During the second quarter of 2022, the Company's market capitalization fell below total net assets. In addition, financial performance continued to weaken during the quarter, which was contrary to prior experience. Management reassessed business performance expectations following persistent adverse developments in equity markets, deterioration in the environment in which the Company operates, inflation, lower than expected sales, and an increase in operating expenses. These indicators, in the aggregate, required impairment testing for finite-lived intangible assets at the asset group level and goodwill at the reporting unit level as of June 30, 2022.
As a result, the Company performed a recoverability test on the following finite-lived intangible assets: customer relationships, trade names, and non-competes. For goodwill impairment testing purposes, the Company determined three of its four reporting units required quantitative assessment as it was more likely than not that the fair value of those reporting units were less than their carrying values. The Company determined the fair value of its reporting units and finite-lived intangible assets using the income approach. The Company recognized an impairment losses of $11.2 million related to its finite-lived intangibles and $116.7 million related to goodwill on June 30, 2022.
The changes in goodwill, including the impairments discussed above, by segment for the years ended December 31, 2023 and 2022 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance at December 31, 2021	$124,199	$1,202	$125,401
Acquisitions and measurement period adjustments	6,831	403	7,234
Impairment	(116,657)	—	(116,657)
Balance at December 31, 2022	$14,373	$1,605	$15,978
Acquisitions	830	—	830
Impairment	(9,283)	—	(9,283)
Balance at December 31, 2023	$5,920	$1,605	$7,525
Accumulated impairment for goodwill was $125.9 million, $116.7 million, and zero as of December 31, 2023, 2022, and 2021, respectively.
The changes in intangible assets, including the impairments discussed above, by segment for the years ended December 31, 2023 and 2022 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2021	$44,161	$4,241	$48,402
Amortization	(8,981)	(781)	(9,762)
Acquisitions and measurement period adjustments	3,412	—	3,412
Impairment	(11,174)	—	(11,174)
Balance as of December 31, 2022	$27,418	$3,460	$30,878
Amortization	(8,114)	(781)	(8,895)
Acquisitions	440	—	440
Impairment	(6,243)	—	(6,243)
Balance as of December 31, 2023	$13,501	$2,679	$16,180

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets on the Company's Consolidated Balance Sheets consist of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,198	$(16,488)	$11,710	$29,062	$(10,517)	$18,545
Patents, trademarks	69	(69)	—	100	(56)	44
Customer relationships	13,192	(8,813)	4,379	17,102	(6,501)	10,601
Non-competes	864	(773)	91	932	(551)	381
Intellectual property	1,136	(1,136)	—	2,065	(758)	1,307
Total	$43,459	$(27,279)	$16,180	$49,261	$(18,383)	$30,878
The weighted-average remaining amortization period for intangible assets as of December 31, 2023 is as follows:

Weighted-Average
Amortization Period
Trade names	2.21 years
Customer relationships	3.83 years
Non-competes	1.14 years
Total	2.64 years
Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $8.7 million, $9.9 million, and $8.9 million respectively. Future amortization expense as of December 31, 2023 is as follows:

2024	$6,704
2025	6,339
2026	2,231
2027	799
2028	82
Thereafter	25
Total	$16,180

7.INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit):
Federal	$(115)	$(471)	$(115)
State	147	(55)	949
Deferred tax (benefit):
Federal	—	(2,179)	1,473
State	—	(180)	136
Valuation allowance	—	—	—
Provision (benefit) for income taxes	$32	$(2,885)	$2,443

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses and attributes carryovers	$15,097	$7,655
Deferred right to use lease liabilities	10,874	12,200
Share-based compensation	1,249	1,177
Accumulated depreciation and amortization	30,101	27,288
Accruals and other	2,421	2,007
Total deferred tax assets	59,742	50,327
Deferred tax liabilities:
Deferred right to use lease assets	(10,224)	(11,638)
Total deferred tax liabilities	(10,224)	(11,638)
Deferred tax asset (liability)	49,518	38,689
Valuation allowance	(49,518)	(38,689)
Deferred tax asset (liability), net	$—	$—
As of December 31, 2023, the Company had cumulative federal net operating losses of $58.6 million, which have an indefinite carryforward period. As of December 31, 2023 and 2022, the Company had cumulative state net operating loss carryforwards of $53.3 million and $28.0 million, respectively. State net operating loss carryforwards will begin to expire in calendar year 2035.
Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company has completed an analysis of any limitations on its tax attributes and has assigned a full valuation allowance against them as of December 31, 2023.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended December 31, 2023 and 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21%	21%	21%
State and local income taxes (net of federal tax benefit)	4%	5%	7%
Share-based compensation	(1)%	(1)%	(8)%
Return to provision adjustments	—%	—%	(4)%
Valuation allowance	(24)%	(23)%	—%
Effective income tax rate	0%	2%	16%

Uncertain Tax Benefits
The Company has not identified any uncertain tax positions as of December 31, 2023. The Company recognizes interest and penalties accrued related to uncertain tax benefits in the income tax provision. There were no interest and penalties included in other long-term liabilities on the accompanying Consolidated Balance Sheets for years ended December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company's 2020 through 2022 fiscal years remain open for examination and assessment. For various states, the examination and assessment remain open for 2019 through 2022. Years prior to 2019 remain open solely for purpose of examination of the Company's loss and credit carryforwards.
8.    LEASES
The right-of-use assets and corresponding liabilities related to the Company's operating leases are as follow:

	December 31,
	2023	2022
Operating leases right-of-use assets, net	$39,933	$46,433

Current maturities of operating lease liability	$8,021	$8,131
Operating lease liability, net of current maturities	34,448	40,659
Total lease liability	$42,469	$48,790

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term	6.0 years	6.5 years
Weighted average discount rate	6.1%	5.8%
Lease expense is recorded within the Company's Consolidated Statements of Operations based upon the nature of the operating lease right-of-use assets. Where assets are used to directly serve our customers, such as retail locations and distribution centers, lease costs are recorded in Store operations and other operational expenses. Facilities and assets that serve management and support functions are expensed through Selling, general, and administrative.
Additionally, the Company recorded sublease income of $1.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, within Store operations and other operational expenses related to the sublease of a closed retail location. There was no sublease income for the year ended December 31, 2021. The Company also identified a $0.1 million impairment related to its operating lease right-of-use assets for the year ended December 31, 2023, which is included in Impairment loss on the Consolidated Statements of Operations.
The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$11,248	$10,936	$8,205
Variable lease costs	2,559	2,428	2,130
Short-term lease costs	268	451	205
Total operating lease costs	$14,075	$13,815	$10,540

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of the Company's operating lease liabilities as of December 31, 2023:

2024	$10,308
2025	9,577
2026	7,683
2027	5,608
2028	5,115
Thereafter	12,321
Total lease payments	50,612
Less: imputed interest	(8,143)
Operating lease liability at December 31, 2023	$42,469
Supplemental and other information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$11,139	$10,328	$7,209

9.    SHARE BASED PAYMENTS
Equity Incentive Plans Overview
The Company maintains two long-term incentive plans for employees, non-employee members of its Board of Directors (the "Board"), and consultants: the 2014 Equity Incentive Plan and the Amended and Restated 2018 Equity Incentive Plan. The plans allow the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards").
On March 6, 2014, the Board approved the 2014 Equity Incentive Plan ("2014 Plan") pursuant to which the Company may grant incentive, non-statutory options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock or cash awards to employees, non-employee members of the Board, consultants and other independent advisors who provide services to the Company. The maximum shares of common stock which may be issued over the term of the 2014 Plan shall not exceed 2,500,000 shares. Awards under the 2014 Plan are made by the Board or a committee designated by the Board. Options under the 2014 Plan are to be issued at the market price of the stock on the day of the grant except to those issued to holders of 10% or more of the Company's common stock which is required to be issued at a price not less than 110% of the fair market value on the day of the grant. Each option is exercisable at such time or times, during such period and for such numbers of shares shall be determined by the plan administrator. No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.
On January 7, 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan"), and on April 20, 2018, the shareholders approved the 2018 Plan. On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment was approved by shareholders on May 11, 2020. The 2018 Plan is administered by the Board. The Board may grant options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, other cash-based awards and other share-based awards. The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards.
No options, stock purchase rights or awards may be made under the 2018 Plan on or after the ten-year anniversary of the adoption of the 2018 Plan by the Board, but the 2018 Plan will continue thereafter while previously granted options, stock appreciation rights or awards remain subject to the 2018 Plan. Options granted under the 2018 Plan may be either "incentive stock options" that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986,

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as amended (the "Code") or "non-statutory stock options" that do not meet the requirements of Section 422 of the Code. The Board will determine the exercise price of options granted under the 2018 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of the Company's common stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a 10% stockholder). No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a 10% stockholder) from the date of grant.
As of December 31, 2023, there were 0.3 million shares available for issuance under the 2014 Plan and 2018 Plan, collectively.
Share-Based Compensation
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options, restricted stock, and common stock warrants. The following table presents share-based compensation expense for the years ended December 31, 2023, 2022, and 2021.

	December 31,
	2023	2022	2021
Restricted stock	$3,171	$3,889	$4,349
Stock options	—	59	781
Common stock warrants	—	1,019	1,455
Total	$3,171	$4,967	$6,585
As of December 31, 2023, the Company had approximately $3.7 million of unamortized share-based compensation for share-based awards, which are expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the first, second, third, or fourth anniversary of the date of grant, subject to the employee's continuing employment as of that date. Restricted stock is valued using market value on the grant date.
Restricted stock activity for the years ended December 31, 2023 and 2022 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	484	$20.19
Granted	1,044	8.85
Vested	(399)	9.26
Forfeited	(514)	18.73
Nonvested, December 31, 2022	615	$9.41
Granted	1,194	3.73
Vested	(513)	5.73
Forfeited	(391)	6.79
Nonvested, December 31, 2023	905	$5.23

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The table below summarizes all option activity under all plans during the years ended December 31, 2023 and 2022:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2021	906	$4.38	2.85 years	$2.45
Granted	—	$—		$—
Exercised	(55)	$4.14		$2.22
Forfeited or expired	(247)	$5.36		$2.97
Outstanding at December 31, 2022	604	$3.97	1.87 years	$2.24
Vested and exercisable at December 31, 2022	604	$3.97	1.87 years	$2.24

Outstanding at December 31, 2022	604	$3.97	1.87 years	$2.24
Granted	—	$—		$—
Exercised	(20)	$3.50		$2.21
Forfeited or expired	(7)	$2.25		$1.22
Outstanding at December 31, 2023	577	$4.01	0.95 years	$2.25
Vested and exercisable at December 31, 2023	577	$4.01	0.95 years	$2.25
The aggregate intrinsic value of stock options is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. For the years ended December 31, 2023, 2022, and 2021, the aggregate intrinsic value of stock options outstanding, vested, and exercisable was less than $0.1 million, $0.1 million, and $7.9 million, respectively.
Common Stock Warrants
A summary of the status of the Company's outstanding common stock warrants for the years ended December 31, 2023 and 2022 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	331	$22.14
Issued	—	—
Exercised	(48)	3.50
Forfeited	(250)	$26.57
Outstanding December 31, 2022	33	$10.61
Issued	—	—
Exercised	—	—
Forfeited	(33)	$10.61
Outstanding December 31, 2023	—	$—

On November 17, 2022, the Company settled 250,000 warrants for a cash payment of $10 thousand and 10,000 shares of common stock.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liability Awards
In August 2022, the Company issued certain stock awards classified as liabilities based on the guidance set forth at ASC 480, Distinguishing Liabilities from Equity, and ASC 718, Compensation-Stock Compensation. These awards entitled the employees to receive an equity award with a specified dollar value of common stock on future dates ranging from June 15, 2023, through June 15, 2025. The awards generally vested over three years subject to the employee's continued employment.
On June 15, 2023, the three employees subject to these awards entered into new employment agreements which superseded the prior agreements and removed the liability awards from their compensation package. In accordance with ASC 718-20-35-2A through 718-20-35-9, these awards were evaluated and accounted for as modified awards. The liability of $0.7 million was relieved to additional paid-in capital, and the incremental expense of $0.1 million will be recognized over the remaining term of the modified awards.
The expense related to liability-classified stock awards for the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.5 million, and $0.7 million, respectively. As of December 31, 2023, the Company did not have any outstanding liability-classified stock awards. As of December 31, 2022, the aggregate face value of the outstanding liability-classified stock awards was $5.3 million.
10.    EARNINGS PER SHARE
The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(46,496)	$(163,747)	$12,786
Weighted average shares outstanding, basic	61,181	60,813	59,223
Effect of dilutive outstanding warrants and stock options	—	—	1,241
Weighted average shares outstanding, dilutive	61,181	60,813	60,464
Basic earnings (loss) per share	$(0.76)	$(2.69)	$0.22
Diluted earnings (loss) per share	$(0.76)	$(2.69)	$0.21
Diluted earnings per share calculations for the year ended December 31, 2023 excluded 0.6 million shares of common stock issuable upon exercise of stock options and 0.9 million shares of non-vested restricted stock that would have been anti-dilutive. Diluted earnings per share calculations for the year ended December 31, 2022 excluded 0.6 million shares of common stock issuable upon exercise of stock options, 0.6 million shares of non-vested restricted stock, and 33 thousand shares of common stock issuable upon exercise of the stock purchase warrants that would have been anti-dilutive. For the year ended December 31, 2021, there were no anti-dilutive shares outstanding that were excluded from the dilutive earnings per share calculation.
11.    EMPLOYEE BENEFIT PLAN
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan's eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan of $0.6 million, $0.6 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
12.    ACQUISITIONS
The Company's acquisition strategy has been primarily to acquire (i) well-established, profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands.
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Assets acquired and liabilities assumed are recognized at their estimated fair values in accordance with ASC 820, Fair Value Measurements, as

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized within the measurement period, which cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Any changes to these estimates may have a material impact on the Company's operating results or financial position.
There were no measurement period adjustments during the year ended December 31, 2023. During the year ended December 31, 2022, the Company's measurement period adjustments included a $1.3 million reduction to estimated fair value of acquired intangible assets with the offset to goodwill. As a result of these measurement period adjustments, the Company made an insignificant reduction in amortization expense.
All acquisition costs are expensed as incurred and recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Acquisition costs were less than $0.1 million for the years ended December 31, 2023 and were $0.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.
2023 Acquisitions
On May 23, 2023, the Company purchased substantially all of the assets of Southside Garden Supply ("SGS"), a two-store chain of indoor/outdoor garden centers in Alaska. The total consideration for the purchase of the SGS assets was approximately $2.0 million, including $1.9 million in cash and an indemnity holdback of $0.1 million. The SGS asset acquisition also included acquired goodwill of approximately $0.6 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. SGS is included in the Company's Cultivation and Gardening segment.
Additionally, the Company made other, individually immaterial acquisitions during the year ended December 31, 2023. Total consideration for these purchases was approximately $1.2 million, including $1.1 million paid in cash and indemnity holdbacks of less than $0.1 million. These individually immaterial acquisitions also included aggregate acquired goodwill of approximately $0.3 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. These acquisitions are included in the Company's Cultivation and Gardening segment.
The table below represents the allocation of the purchase price to the acquired net assets during the year ended December 31, 2023.

	SGS	Other	Total
Inventory	$720	$867	$1,587
Prepaids and other current assets	292	1	293
Furniture and equipment	—	47	47
Operating lease right-of-use asset	612	620	1,232
Operating lease liability	(612)	(620)	(1,232)
Customer relationships	440	—	440
Goodwill	577	253	830
Total	$2,029	$1,168	$3,197

The table below represents the consideration paid for the net assets acquired in business combinations during the year ended December 31, 2023.

	SGS	Other	Total
Cash	$1,922	$1,128	$3,050
Indemnity holdback	107	40	147
Total	$2,029	$1,168	$3,197

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table discloses the date of the acquisitions noted above and the revenue and earnings included in the Consolidated Statement of Operations for the year ended December 31, 2023.

	SGS	Other	Total
Acquisition date	May 23, 2023
Net sales	$2,040	$3,167	$5,207
Net income (loss)	$41	$(40)	$1

The following represents the pro forma Consolidated Statement of Operations as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31, 2023, 2022, and 2021.

	December 31, 2023 (Unaudited)	December 31, 2022 (Unaudited)	December 31, 2021 (Unaudited)
Net sales	$228,032	$285,524	$429,846
Net income (loss)	$(46,524)	$(163,712)	$12,820
2022 Acquisitions
On February 1, 2022, the Company purchased all of the assets of Horticultural Rep Group, Inc. ("HRG"), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The total consideration for the purchase of the assets of HRG was approximately $13.4 million, including $6.8 million in cash and common stock valued at approximately $5.7 million. The asset purchase agreement also provided for an indemnity holdback to be settled in common stock of the Company valued at approximately $0.9 million. Acquired goodwill of approximately $5.8 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. HRG is included in the Company's Cultivation and Gardening segment.
On November 3, 2022, the Company purchased certain assets of St. Louis Hydroponic Company ("STL"), a hydroponic retail store in St. Louis, Missouri. The total consideration for the purchase of the assets of STL was approximately $0.4 million in cash. Acquired goodwill of approximately $0.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. STL is included in the Company's Cultivation and Gardening segment.
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

The following represents the pro forma Consolidated Income Statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31, 2022 and 2021.

	December 31, 2022 (Unaudited)	December 31, 2021 (Unaudited)
Revenue	$280,897	$441,906
Net income (loss)	$(162,156)	$12,198
2021 Acquisitions
On January 25, 2021, the Company purchased the assets of Indoor Garden & Lighting, Inc ("Indoor Garden"), a two-store chain of hydroponic and equipment and indoor gardening supply stores serving the Seattle and Tacoma, Washington area. The total consideration for the purchase of Garden & Lighting was approximately $1.7 million, including approximately $1.2 million in cash and common stock valued at approximately $0.5 million. Acquired goodwill of approximately $0.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Indoor Garden is included in the Company's Cultivation and Gardening segment.
On February 1, 2021, the Company purchased the assets of J.A.R.B., Inc d/b/a Grow Depot Maine ("Grow Depot Maine"), a two-store chain in Auburn and Augusta, Maine. The total consideration for the purchase of Grow Depot Maine was approximately $2.1 million, including approximately $1.7 million in cash and common stock valued at approximately $0.4 million. Acquired goodwill of approximately $0.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Grow Depot Maine is included in the Company's Cultivation and Gardening segment.
On February 15, 2021, the Company purchased the assets of Grow Warehouse LLC ("Grow Warehouse"), a four-store chain of hydroponic and organic garden stores in Colorado (3) and Oklahoma (1). The total consideration for the purchase of Grow Warehouse was approximately $17.8 million, including approximately $8.1 million in cash and common stock valued at approximately $9.7 million. Acquired goodwill of approximately $11.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Grow Warehouse is included in the Company's Cultivation and Gardening segment.
On February 22, 2021, the Company purchased the assets of San Diego Hydroponics & Organics ("San Diego Hydro"), a four-store chain of hydroponic and organic garden stores in San Diego, California. The total consideration for the purchase of San Diego Hydro was approximately $9.3 million, including approximately $4.8 million in cash and common stock valued at approximately $4.5 million. Acquired goodwill of approximately $5.7 million represents the value expected to

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rise from organic growth and an opportunity to expand into a well-established market for the Company. San Diego Hydro is included in the Company's Cultivation and Gardening segment.
On March 12, 2021, the Company purchased the assets of Charcoir Corporation ("Charcoir"), which sells an RHP-certified growing medium made from the highest-grade coconut fiber. The total consideration for the purchase of Charcoir was approximately $16.4 million, including approximately $9.9 million in cash and common stock valued at approximately $6.5 million. Acquired goodwill of approximately $6.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established distribution market for the Company of a proprietary brand. Charcoir is included in the Company's Cultivation and Gardening segment.
On March 15, 2021, the Company purchased the assets of 55 Hydroponics ("55 Hydro"), a hydroponic and organic superstore located in Santa Ana, California. The total consideration for the purchase of 55 Hydro was approximately $6.5 million, including approximately $5.3 million in cash and common stock valued at approximately $1.1 million. Acquired goodwill of approximately $3.9 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. 55 Hydro is included in the Company's Cultivation and Gardening segment.
On March 15, 2021, the Company purchased the assets of Aquarius Hydroponics ("Aquarius"), a hydroponic and organic garden store in Springfield, Massachusetts. The total consideration for the purchase of Aquarius was approximately $3.6 million, including approximately $2.3 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $1.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Aquarius is included in the Company's Cultivation and Gardening segment.
On March 19, 2021, the Company purchased the assets of Agron, LLC, an online seller of growing equipment. The total consideration for the purchase of Agron was approximately $11.2 million, including approximately $6.0 million in cash and common stock valued at approximately $5.3 million. Acquired goodwill of approximately $8.7 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established e-commerce market for the Company targeting the commercial customer. Agron is included in the Company's Cultivation and Gardening segment.
On April 19, 2021, the Company purchased the assets of Grow Depot LLC ("Down River Hydro"), a hydroponic and indoor gardening supply store in Brownstown, Michigan. The total consideration for the purchase of Down River Hydro was approximately $4.4 million, including approximately $3.2 million in cash and common stock valued at approximately $1.2 million. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Down River Hydro is included in the Company's Cultivation and Gardening segment.
On May 24, 2021, the Company purchased the assets of The Harvest Company ("Harvest"), a northern California-based hydroponic supply center and cultivation design innovator with stores in Redding and Trinity Counties. The total consideration for the purchase of Harvest was approximately $8.3 million, including approximately $5.6 million in cash and common stock valued at approximately $2.8 million. Acquired goodwill of approximately $4.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Harvest is included in the Company's Cultivation and Gardening segment.
On July 19, 2021, the Company purchased the assets of Aqua Serene, Inc., ("Aqua Serene"), an Oregon corporation which consists of an indoor/outdoor garden center with stores in Eugene and Ashland, Oregon. The total consideration for the purchase was approximately $11.7 million, including approximately $9.9 million in cash and common stock valued at approximately $1.8 million. Acquired goodwill of approximately $7.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Aqua Serene is included in the Company's Cultivation and Gardening segment.
On July 3, 2021, the Company purchased the assets of Mendocino Greenhouse & Garden Supply, Inc ("Mendocino"), a Northern California-based hydroponic garden center located in Mendocino, California. The purchase agreement was modified on July 19, 2021 to amend the purchase price. The total consideration for the purchase was $4.0 million in cash. Acquired goodwill of approximately $2.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Mendocino is included in the Company's Cultivation and Gardening segment.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 24, 2021, the Company purchased the assets of Commercial Grow Supply, Inc. ("CGS"), a hydroponic superstore located in Santa Clarita, California. The total consideration for the purchase was approximately $7.2 million, including approximately $6.0 million in cash and common stock valued at approximately $1.3 million. Acquired goodwill of approximately $4.0 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. CGS is included in the Company's Cultivation and Gardening segment.
On August 23, 2021 the Company purchased the assets of Hoagtech Hydroponics, Inc. ("Hoagtech"), a Washington -based corporation consisting of a hydroponic and garden supply center serving the Bellingham, Washington area. The total consideration for the purchase was approximately $3.9 million in cash. The Asset Purchase Agreement contains a contingent payment equal to $0.6 million to be settled in common stock of the Company if this garden supply center reaches $8.0 million in revenue within a 12-month calendar period from the date of close. The Company used a third-party specialist to value this contingent consideration. The probability that the target will be reached was determined to be 5% which resulted in a value of approximately $28.5 thousand of contingent consideration which was added to goodwill. Acquired goodwill of approximately $4.6 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. Hoagtech is included in the Company's Cultivation and Gardening segment.
On October 15, 2021, the Company purchased the assets of Indoor Store, LLC ("All Seasons Gardening"), an indoor-outdoor garden supply center specializing in hydroponics systems, lighting, and nutrients. All Seasons Gardening is the largest hydroponics retailer in New Mexico. The total consideration for the purchase was approximately $0.9 million, including approximately $0.7 million in cash and common stock valued at approximately $0.2 million. Acquired goodwill of approximately $0.5 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. All Seasons is included in the Company's Cultivation and Gardening segment.
On December 31, 2021, the Company purchased the assets of Mobile Media, Inc ("MMI"), a mobile shelving manufacturing and warehouse facility. The total consideration for the purchase was approximately $9.1 million, including approximately $8.3 million in cash and common stock valued at approximately $0.8 million. Acquired goodwill of approximately $1.2 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. MMI is included in the Company's Storage Solutions segment.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the pro forma Consolidated Income Statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31, 2021.

December 31, 2021 (Unaudited)
Revenue	$452,126
Net income	$13,511
13.    RELATED PARTIES
The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were approximately $0.2 million, $0.3 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, there was an immaterial amount outstanding due to the firm.

14.    SEGMENTS
During the fourth quarter of 2023, the Company realigned it operating and reportable segments to correspond with changes to its operating model, management structure, and internal reporting and to better align with how the CODM makes operating decisions, allocates resources, and assesses performance. Accordingly, the Company identified two operating segments, each its own reportable segment, based on its major lines of business: the Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and the Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business. Comparative prior period disclosures have been recast to conform to the current segment presentation.
In addition to sales by operating segment, which represent the Company's principal lines of business, the CODM evaluates the Company's operations by regularly reviewing sales by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products.
Disaggregated revenue by segment is presented in the following tables:

	December 31,
Net sales	2023	2022	2021
Cultivation and Gardening
Proprietary brand sales	$36,473	$36,906	$39,970
Non-proprietary brand sales	157,991	208,775	382,519
Total Cultivation and Gardening	194,464	245,681	422,489
Storage Solutions
Commercial fixture sales	31,418	32,485	—
Total Storage Solutions	31,418	32,485	—
Total	$225,882	$278,166	$422,489

	December 31,
Net sales	2023	2022	2021
Cultivation and Gardening
Consumables	$139,431	$161,012	$243,626
Durables	55,033	84,669	178,863
Total Cultivation and Gardening	194,464	245,681	422,489
Storage Solutions
Durables	31,418	32,485	—
Total Storage Solutions	31,418	32,485	—
Total	$225,882	$278,166	$422,489

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Selected information by segment is presented in the following tables:

	December 31,
	2023	2022	2021
Net sales
Cultivation and Gardening	$194,464	$245,681	$422,489
Storage Solutions	31,418	32,485	—
Total net sales	225,882	278,166	422,489
Gross profit
Cultivation and Gardening	47,404	58,837	118,241
Storage Solutions	13,854	11,426	—
Total gross profit	61,258	70,263	118,241
Segment operating profit
Cultivation and Gardening	4,265	8,475	68,499
Storage Solutions	8,911	7,108	—
Total segment operating profit	13,176	15,583	68,499
Corporate expenses
Selling, general, and administrative	29,799	36,758	39,469
Estimated credit losses	955	1,737	1,428
Depreciation and amortization	16,607	17,132	12,600
Impairment loss	15,659	127,831	—
Income (loss) from operations	$(49,844)	$(167,875)	$15,002

The Company does not evaluate segments by assets as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.
Customer and supplier concentrations
No customer accounted for more than 10% of the Company's sales for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, the loss of any supplier or vendor would not have a severe impact on the Company's business.
15.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, the Company has been, and may again become involved in legal proceedings arising in the ordinary course of its business, including the initiation and defense of proceedings related to contract and employment disputes. It is the Company's opinion that these claims individually and in the aggregate are not expected to have a material adverse effect on its financial condition, results of operations or cash flows.
In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. As of December 31, 2023, the Company had accrued a reserve of $1.5 million against the Note & Option.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company's financial condition, results of operations or cash flows. The Company believes that its assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

Indemnifications
In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2023, the Company did not have any liabilities associated with indemnities.
In addition, the Company, as permitted under Colorado law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, in each case, as amended to date, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The duration of these indemnifications varies. The Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are controls and other procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of December 31, 2023 our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and overseen by the Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). As a result of this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting discussed below.

•Control Environment: The Company did not maintain an effective control environment based on the criteria established in the COSO framework, which resulted in deficiencies in principles associated with the control environment.

In addition, the following material weaknesses were previously identified and contributed to the material weakness in the control environment:

•Insufficient resources within the accounting and financial reporting department to review the accounting of complex financial reporting transactions including areas such as business combinations, share based compensation, and the related income tax reporting
•Ineffective controls over updating and distributing accounting policies and procedures across the organization.

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

While these material weaknesses did not result in material misstatements of the Company's Consolidated Financial Statements as of and for the year ended December 31, 2023, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

The Company’s independent registered public accounting firm, Grant Thornton LLP, which audited the 2023 Consolidated Financial Statements included in this Form 10-K, has expressed an adverse opinion on the Company's internal control over financial reporting.

Remediation Plan and Status

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls, and enhancing our overall internal controls environment.

We initiated many of our control remediation efforts in fiscal 2022, and these efforts continued throughout 2023, including:

•Engaged a third-party specialist CPA firm to consult with management in redesigning and documenting of our internal controls over financial reporting, including our entity-level controls, to be compliant with Sarbanes Oxley Act of 2002 ("SOX").
•Hired a dedicated controls compliance manager charged with monitoring and facilitating compliance with the Company’s responsibilities under SOX in coordination with the third-party specialist.
•Implemented a global risk and compliance software to assist in monitoring and documenting compliance with SOX.
•Made significant progress related to our control design and assessment, including the identification of risks arising from inappropriate segregation of duties and fraud risks and the development of new controls and revised the design of existing controls to mitigate the aforementioned risks, inclusive of entity-level controls.

•For certain processes, developed new and revised existing process narratives and flowcharts and identified risks inherent to those processes.
•Conducted training sessions with control owners.
•Restructured or consolidated certain business functions to align more closely with effective business operation as well as to enable appropriate segregation of duties.
•Implemented new business systems, including an enterprise resource planning software system, to support information technology general controls, appropriate segregation of duties, appropriate journal entry posting processes, change management, and user access.
•Added personnel to the accounting and financial reporting department with technical accounting experience to act as internal resources for reviewing complex financial reporting transactions, including areas such as business combinations, share based compensation, and income tax reporting.
•Continue to engage third party specialists to assist management with complex financial transactions and valuations, including valuation model techniques and inputs such as forecasted, prospective financial information

The following remaining activities are scheduled to occur during our fiscal year 2024 in support of issuing management’s assessment of internal control over financial reporting as of December 31, 2024:

•Testing design and operating effectiveness of newly implemented controls across all financial reporting processes and information technology environments.
•Finalization of risk assessments, control design, and implementation of new and revised controls, inclusive of general information technology controls and entity-level controls, as necessary.
•Ongoing training with control owners.
•Developing effective communication plans to all parties responsible for remediation relating to, among other things, identification of deficiencies and recommendations for corrective actions.
•Providing periodic compliance reports to the Audit Committee of the Board of Directors.

Our management believes that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. However, our remediation efforts are ongoing and additional remediation initiatives may be necessary. We will continue to implement and document the strengthening of existing and the development of new policies, procedures, and internal controls.

Remediation of the identified material weaknesses and strengthening our internal control environment has required and will continue to require a substantial effort throughout 2024. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than as provided below, the information required by Items 401, 405, 406, and 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2023.
All directors of the Company hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board of Directors ("Board") and serve at the discretion of the Board, subject to applicable employment agreements. The following table sets forth information regarding our directors and executive officers.

Name	Age	Position
Darren Lampert	63	Chief Executive Officer and Director
Michael Salaman	61	President and Director
Gregory Sanders	35	Chief Financial Officer
Eula Adams	74	Director
Stephen Aiello	63	Director
Paul Ciasullo	64	Director
Darren Lampert has been our Chief Executive Officer, a Director, and the Chairperson of the Board since our inception in 2014. Mr. Lampert began his career in 1986 as a founding member of the law firm of Lampert and Lampert (1986-1999), where he concentrated on securities litigation, NASD (now FINRA) compliance, and arbitration and corporate finance matters. Mr. Lampert has represented clients in actions and investigations brought before government agencies and self-regulatory bodies. From 1999 to 2014, Mr. Lampert worked as a portfolio manager and proprietary trader at a number of broker-dealer firms. From 2010 to 2014, Mr. Lampert was a private investor. Mr. Lampert graduated in 1982 with a Bachelor of Science degree in business administration from Ithaca College. Mr. Lampert received a J.D. from Bridgeport University School of Law in 1985. Mr. Lampert was admitted to practice law in New York in 1986 and is also admitted to practice before the United States District Courts for the Southern and Eastern Districts of New York.
Michael Salaman has been our President and a Director since our inception in 2014. Mr. Salaman began his business career as Vice President of Business Development for National Media Corp., an infomercial marketing company in the United States, from 1985 to 1993. From 1993 to 1995, Mr. Salaman worked as a consultant. From 1995 to 2001, Mr. Salaman started a digital media company called American Interactive Media, Inc., a developer of Web TV set-top boxes and ISP services. In 2002, Mr. Salaman became the principal officer of that entity, directing its operations as a marketing and distribution company, and in 2005 focused its efforts in the enhanced water business. Mr. Salaman served as the Chairperson of Skinny Nutritional Corp. from 2002 to 2014 and as Chief Executive Officer and President of Skinny Nutritional Corp. from 2010 to 2014. Mr. Salaman received a Bachelor of Business Administration degree in business from Temple University in 1986.
Gregory Sanders has been our Chief Financial Officer since August 2022. Immediately prior, Mr. Sanders served as Vice President and Corporate Controller at GrowGeneration for nearly five years. Mr. Sanders began his career in 2008 with Enterprise Holdings, one of the nation's largest privately held organizations, where he held nine different positions during his tenure, including Accounting Manager. From 2014 to 2015, he served as Accounting Manager at Arrow Electronics. From 2015 to 2018, Mr. Sanders served as Director of Accounting at Machol & Johannes LLC, where he led accounting, finance, human resources, and administrative functions and supported the organization in its highest ranking financial position. Mr. Sanders holds a B.S. in Accounting from the University of Minnesota.

Eula Adams has been a Director of the Company since September 2021. Mr. Adams began his career as an auditor at Touche Ross in 1972, eventually becoming an audit partner there (which became Deloitte & Touche following a merger in 1989) until 1991. From 1991 to 2003, Mr. Adams worked at First Data Corporation (now Fiserv), holding positions as President of Merchant Services, President of Card Issuer Services and President of Teleservices. From 2004 to 2006, he served as Senior Vice President of StorageTek, which was acquired in 2006 by Sun Microsystems. From 2006 to 2008, he served as Senior Vice President of Sun Microsystems Storage Division. From 2008 to 2013, Mr. Adams was Chief Operating Officer of Xcore Corporation. Most recently, Mr. Adams was Chief Executive Officer and director at Neuromonics, Inc. from 2013 to 2019. Mr. Adams currently serves on the boards of the White House Historical Association and the Transportation Commission of Colorado and is a former director of Harvest Health and Recreation Inc. and Your Way Cannabis Brands Inc. Mr. Adams is a graduate of Morris Brown College with a Bachelor of Science degree in accounting, has a Master of Business Administration from Harvard Business School, and is a Certified Public Accountant.

Stephen Aiello has been a Director of the Company since 2014. From 1986 to 2001, Mr. Aiello was a partner at Montgomery Securities, where he managed the sales and trading institutional desk. From 2001 to 2003, he worked at 033 Asset Management, a long/short equity fund where he was responsible for day-to-day trading of the portfolio. Mr. Aiello was a partner at Jones and Company from 2004 to 2008. Mr. Aiello has been a private investor focusing on cannabis and real estate since 2008. Mr. Aiello received a Bachelor of Arts in Psychology from Ithaca College and a Master of Business Administration from Fordham University.
Paul Ciasullo has been a Director of the Company since 2020. Mr. Ciasullo has held a number of Managing Director positions as head of trading at large brokerage firms. From 2000 to 2004, Mr. Ciasullo was a founder of and acted as President of CreditSights, Inc., an institutional investment research firm specializing in fixed income research for institutional investors. From 2005 to 2006, Mr. Ciasullo was a Managing Director at Soleil Securities Group Inc., responsible for developing a strategy for bringing alternative research such as industry knowledge into a stock research environment. In 2010, Mr. Ciasullo founded Wallstreet Research Solutions, LLC, which provided sales, marketing and customer account services primarily in partnership with a fixed income research firm specializing in bond and loan covenants called Covenant Review, LLC (with which he had been working to build the business since 2007). Covenant Review and Wallstreet Research Solutions merged and later re-branded as Fulcrum Financial Data LLC, where Mr. Ciasullo acted as President of Global Marketing and Sales and was a board member from 2014 to 2018 when the company was sold to Fitch Ratings Services. He was also a board member of Leafline Labs, LLC from 2018 to 2021. Mr. Ciasullo graduated from Brown University in 1981 with a Bachelor of Arts in Economics and International Relations.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2023.

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

10.8	Employment Agreement, dated August 12, 2022, between GrowGeneration Corp. and Gregory Sanders (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on August 12, 2022)

21.1	List of Subsidiaries of GrowGeneration Corp. (Filed herewith.)

23.1	Consent of Plante & Moran, PLLC. (Filed herewith)

23.2	Consent of Grant Thornton, LLP (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)

97	Incentive Compensation Recovery Policy

101.INS	XBRL Instance Document (Filed herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2024.

GROWGENERATION CORP.

By:	/s/ Darren Lampert
	Name:	Darren Lampert
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
	Name:	Gregory Sanders
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Each of the undersigned officers and directors of GrowGeneration Corp., a Colorado corporation (the "Registrant"), does hereby constitute and appoint Darren Lampert and Gregory Sanders, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2024
Darren Lampert

/s/ Gregory Sanders	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2024
Gregory Sanders

/s/ Michael Salaman	President and Director	March 13, 2024
Michael Salaman

/s/ Stephen Aiello	Director	March 13, 2024
Stephen Aiello

/s/ Paul Ciasullo	Director	March 13, 2024
Paul Ciasullo

/s/ Eula Adams	Director	March 13, 2024
Eula Adams