Form 10-Q
period 2024-03-31
GrowGeneration Corp.
filed 2024-05-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2024
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
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GRWG	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
Accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024 there were 60,708,727 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$31,050	$29,757
Marketable securities	30,280	35,212
Accounts receivable, net of allowance for credit losses of $1.4 million and $1.4 million at March 31, 2024 and December 31, 2023	7,832	8,895
Notes receivable, current, net of allowance for credit losses of $0.2 million and $1.7 million at March 31, 2024 and December 31, 2023	215	193
Inventory	66,028	64,905
Prepaid income taxes	213	516
Prepaid and other current assets	6,102	7,973
Total current assets	141,720	147,451
Property and equipment, net	25,336	27,052
Operating leases right-of-use assets, net	40,408	39,933
Notes receivable, long-term	54	106
Intangible assets, net	14,503	16,180
Goodwill	7,525	7,525
Other assets	847	843
TOTAL ASSETS	$230,393	$239,090
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,392	$11,666
Accrued liabilities	2,126	2,530
Payroll and payroll tax liabilities	2,097	2,169
Customer deposits	3,880	5,359
Sales tax payable	1,249	1,185
Current maturities of operating lease liabilities	7,593	8,021
Total current liabilities	29,337	30,930

Operating lease liabilities, net of current maturities	35,431	34,448
Other long-term liabilities	317	317
Total liabilities	65,085	65,695
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 61,507,259 and 61,483,762 shares issued and outstanding as of March 31, 2024 and December 31, 2023	62	61
Additional paid-in capital	374,182	373,433
Retained earnings (deficit)	(208,936)	(200,099)
Total stockholders' equity	165,308	173,395
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$230,393	$239,090

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$47,888	$56,827
Cost of sales (exclusive of depreciation and amortization shown below)	35,524	40,538
Gross profit	12,364	16,289

Operating expenses:
Store operations and other operational expenses	10,634	12,622
Selling, general, and administrative	7,908	6,838
Estimated credit losses (recoveries)	(488)	317
Depreciation and amortization	3,742	3,932
Total operating expenses	21,796	23,709

Income (loss) from operations	(9,432)	(7,420)

Other income (expense):
Other income (expense)	47	860
Interest income	602	428
Interest expense	(56)	(2)
Total other income (expense)	593	1,286

Net income (loss) before taxes	(8,839)	(6,134)

Benefit (provision) for income taxes	2	—

Net income (loss)	$(8,837)	$(6,134)

Net income (loss) per share, basic	$(0.14)	$(0.10)
Net income (loss) per share, diluted	$(0.14)	$(0.10)

Weighted average shares outstanding, basic	61,499	61,028
Weighted average shares outstanding, diluted	61,499	61,028

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2023	61,484	$61	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	23	1	—	—	1
Common stock withheld for employee payroll taxes	—	—	(29)	—	(29)
Share-based compensation	—	—	778	—	778
Net income (loss)	—	—	—	(8,837)	(8,837)
Balances, March 31, 2024	61,507	$62	$374,182	$(208,936)	$165,308

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 2022	61,010	$61	$369,938	$(153,603)	$216,396
Common stock issued for share-based compensation	25	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(70)	—	(70)
Share-based compensation	—	—	511	—	511
Net income (loss)	—	—	—	(6,134)	(6,134)
Balances, March 31, 2023	61,035	$61	$370,379	$(159,737)	$210,703

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(8,837)	$(6,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,742	3,932
Share-based compensation	778	567
Estimated credit losses (recoveries)	(488)	317
Loss (gain) on disposal of fixed assets	33	(19)
Change in value of marketable securities	(390)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	1,551	1,664
Inventory	(1,123)	1,627
Prepaid expenses and other assets	2,170	3,621
Accounts payable and accrued liabilities	295	114
Operating leases	80	372
Payroll and payroll tax liabilities	(72)	(2,308)
Customer deposits	(1,479)	(422)
Sales tax payable	64	126
Net cash and cash equivalents provided by (used in) operating activities	(3,676)	3,457
Cash flows from investing activities:
Purchase of marketable securities	(21,143)	(10,726)
Maturities of marketable securities	26,465	33,452
Proceeds from notes receivable	30	—
Purchase of property and equipment	(355)	(3,476)
Proceeds from disposals of assets	—	63
Net cash and cash equivalents provided by (used in) investing activities	4,997	19,313
Cash flows from financing activities:
Principal payments on long term debt	—	(16)
Common stock withheld for employee payroll taxes	(28)	(70)
Net cash and cash equivalents provided by (used in) financing activities	(28)	(86)
Net increase (decrease) in cash and cash equivalents	1,293	22,684
Cash and cash equivalents at the beginning of period	29,757	40,054
Cash and cash equivalents at the end of period	$31,050	$62,738

Supplemental disclosures of non-cash activities:
Cash paid for interest	$56	$2
Cash paid for income taxes	$—	$—
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$2,869	$1,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

1. GENERAL

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

As of March 31, 2024, GrowGeneration has 46 retail locations across 18 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, HRG Distribution, and a benching, racking, and storage solutions business, Mobile Media or MMI.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K"). There were no significant changes to the Company's significant accounting policies as disclosed in the 2023 Form 10-K. The results reported in these unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results for the full fiscal year.

All amounts included in the accompanying footnotes to the Condensed Consolidated Financial Statements, except per share data, are in thousands (000).

Reclassifications

Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income (loss) within the Condensed Consolidated Statements of Operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

2. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standard Board ("FASB") or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update ("ASU"). The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. In addition to the accounting pronouncements discussed below, no other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company's consolidated financial statements or disclosures.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
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

3. FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, was $0.4 million and immaterial for the three months ended March 31, 2024 and 2023, respectively, and included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	March 31, 2024	December 31, 2023
Cash equivalents	1	$22,772	$17,300
Marketable securities	2	$30,280	$35,212

4. REVENUE RECOGNITION

Disaggregation of Revenues

Net sales are disaggregated by the Company's segments, which represent its principal lines of business, as well as by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. Refer to Note 13, Segments, for disaggregated revenue disclosures.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Contract Assets and Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable (contract asset) or a customer deposit (contract liability). The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Opening balance, January 1, 2024	$8,895	$5,359
Closing balance, March 31, 2024	7,832	3,880
Increase (decrease)	$(1,063)	$(1,479)

Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, March 31, 2023	7,569	3,916
Increase (decrease)	$(767)	$(422)

Of the total amount of customer deposit liability as of January 1, 2024, $2.9 million was reported as revenue during the three months ended March 31, 2024. Of the total amount of customer deposit liability as of January 1, 2023, $2.3 million was reported as revenue during the three months ended March 31, 2023.

Notes receivable at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Notes receivable	$501	$2,031
Allowance for credit losses	(232)	(1,732)
Notes receivable, net	$269	$299

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	March 31, 2024	December 31, 2023
Notes receivable	$232	$1,732
Allowance for credit losses	(232)	(1,732)
Notes receivable, net	$—	$—

During the three months ended March 31, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 12, Commitment and Contingencies, for additional information regarding the settlement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Vehicles	$2,548	$2,558
Building and land	2,121	2,121
Leasehold improvements	11,881	11,920
Furniture, fixtures and equipment	14,459	14,364
Capitalized software	16,085	16,085
Construction-in-progress	133	—
Total property and equipment, gross	47,227	47,048
Accumulated depreciation and amortization	(21,891)	(19,996)
Property and equipment, net	$25,336	$27,052

Depreciation and amortization expense related to property and equipment was $2.1 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill at March 31, 2024 and December 31, 2023 by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balances, December 31, 2023	$5,920	$1,605	$7,525
Balances, March 31, 2024	$5,920	$1,605	$7,525

Accumulated impairment for goodwill was $125.9 million as of March 31, 2024 and December 31, 2023.

The changes in intangible assets by segment for the quarter ended March 31, 2024 and year ended December 31, 2023 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$13,501	$2,679	$16,180
Amortization	(1,482)	(195)	(1,677)
Balance as of March 31, 2024	$12,019	$2,484	$14,503

Intangible assets on the Company's Consolidated Balance Sheets consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,198	$(17,850)	$10,348	$28,198	$(16,488)	$11,710
Patents, trademarks	69	(69)	—	69	(69)	—
Customer relationships	13,192	(9,106)	4,086	13,192	(8,813)	4,379
Non-competes	864	(795)	69	864	(773)	91
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Total	$43,459	$(28,956)	$14,503	$43,459	$(27,279)	$16,180

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Amortization expense for the three months ended March 31, 2024 and 2023 was $1.7 million and $2.2 million, respectively. Future amortization expense as of March 31, 2024 was as follows:

2024 (remainder of the year)	$5,028
2025	6,339
2026	2,231
2027	799
2028	82
Thereafter	24
Total	$14,503

7. INCOME TAXES

For the three months ended March 31, 2024, the effective tax rate was (0.02)%, compared to 0.00% for the three months ended March 31, 2023. The effective tax rate for each of the three months ended March 31, 2024 and 2023 is lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of March 31, 2024, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	March 31, 2024	December 31, 2023
Operating leases right-of-use assets	$40,408	$39,933

Current maturities of operating lease liability	$7,593	$8,021
Operating lease liability, net of current maturities	35,431	34,448
Total lease liability	$43,024	$42,469

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average remaining lease term	5.99 years	6.46 years
Weighted average discount rate	6.2%	5.8%

Lease expense is recorded within the Company's Condensed Consolidated Statements of Operations based upon the nature of the operating lease right-of-use assets. Where assets are used to directly serve our customers, such as retail locations and distribution centers, lease costs are recorded in Store operations and other operational expenses. Facilities and assets which serve management and support functions are expensed through Selling, general, and administrative. The Company recorded sublease income of $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, within Store operations and other operational expenses related to the sublease of a closed retail location.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$2,563	$2,893
Variable lease costs	664	599
Short-term lease costs	85	167
Total operating lease costs	$3,312	$3,659

Future maturities of the Company's operating lease liabilities as of March 31, 2024 were as follows:

2024 (remainder of the year)	$7,516
2025	9,658
2026	8,410
2027	6,420
2028	5,948
Thereafter	13,567
Total lease payments	51,519
Less: imputed interest	(8,495)
Operating lease liability at March 31, 2024	$43,024

Supplemental and other information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,580	$2,826

9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computation for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(8,837)	$(6,134)
Weighted average shares outstanding, basic	61,499	61,028
Effect of dilutive outstanding restricted stock units, stock options, and warrants	—	—
Adjusted weighted average shares outstanding, dilutive	61,499	61,028
Basic earnings (loss) per share	$(0.14)	$(0.10)
Dilutive earnings (loss) per share	$(0.14)	$(0.10)

Diluted earnings per share calculations for the three months ended March 31, 2024 excluded 0.5 million shares of common stock issuable upon exercise of stock options and 0.8 million of non-vested restricted stock units that would have been anti-dilutive. Diluted earnings per share calculations for the three months ended March 31, 2023 excluded 0.6 million shares of common stock issuable upon exercise of stock options, 0.7 million shares of non-vested restricted stock units, and 33 thousand shares of common stock issuable upon exercise of the stock purchase warrants that would have been anti-dilutive.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
10. SHARE-BASED PAYMENTS

The Company maintains long-term incentive plans for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The plans allow the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards").

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The Company recorded share-based compensation expense of $0.8 million and $0.6 million in the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock Units

The Company issues restricted stock units to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest annually or biannually over three to four years following the date of grant, subject to the employee's continuing employment as of that date. Restricted stock units are valued using the market value on the grant date.

Restricted stock unit activity for the three months ended March 31, 2024 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2023	904,834	$5.23
Granted	—	$—
Vested	(35,417)	$10.75
Forfeited	(37,250)	$2.65
Nonvested, March 31, 2024	832,167	$5.12

As of March 31, 2024, the Company had approximately $2.9 million of unrecognized share-based compensation related to restricted stock units, which are expected to be recognized over a weighted average period of approximately 1.6 years.

Stock Options

Stock option activity for the three months ended March 31, 2024 is presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	577,998	$4.01	0.95	$2.25
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(68,332)	2.76	—	1.82
Outstanding at March 31, 2024	509,666	$4.17	0.78	$2.31
Vested and exercisable at March 31, 2024	509,666	$4.17	0.78	$2.31

11. STOCKHOLDERS' EQUITY

On March 20, 2024, the Board authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024 and continues for up to one year. This share repurchase program is intended to enhance long-term shareholder value. The program does not obligate the Company to acquire any specific number of shares

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
or to acquire any shares over any specific period of time. The timing and amount of any repurchases will depend on factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program may be amended, suspended, or discontinued at any time by the Company.

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

In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. In February 2024, the Company received $0.3 million from the bankruptcy proceedings, which it recorded as a recovery on the $1.5 million Note & Option. The remainder of the Note & Option, which were fully reserved, were written off during the three months ended March 31, 2024.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2024, the Company did not have any liabilities associated with indemnities.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
In addition to sales by operating segment, which represent the Company's principal lines of business, the CODM evaluates the Company's operations by regularly reviewing sales by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. During the first quarter of 2024, the Company reviewed and reclassified certain item level designations as consumable or durable products. Comparative prior period disclosures have been recast to conform to the current presentation.

Disaggregated revenue by segment is presented in the following tables:

	Three Months Ended March 31,
Net sales	2024	2023
Cultivation and Gardening
Proprietary brand sales	$9,726	$9,027
Non-proprietary brand sales	33,382	40,100
Total Cultivation and Gardening	43,108	49,127
Storage Solutions
Commercial fixture sales	4,780	7,700
Total Storage Solutions	4,780	7,700
Total	$47,888	$56,827

	Three Months Ended March 31,
Net sales	2024	2023
Cultivation and Gardening
Consumables	$30,181	$32,352
Durables	12,927	$16,775
Total Cultivation and Gardening	43,108	$49,127
Storage Solutions
Durables	4,780	$7,700
Total Storage Solutions	4,780	$7,700
Total	$47,888	$56,827

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Selected information by segment is presented in the following tables:

	Three Months Ended March 31,
	2024	2023
Net sales
Cultivation and Gardening	$43,108	$49,127
Storage Solutions	4,780	7,700
Total net sales	47,888	56,827
Gross profit
Cultivation and Gardening	10,325	13,229
Storage Solutions	2,039	3,060
Total gross profit	12,364	16,289
Segment operating profit
Cultivation and Gardening	1,064	1,803
Storage Solutions	666	1,864
Total segment operating profit	1,730	3,667
Corporate expenses
Selling, general, and administrative	7,908	6,838
Estimated credit losses	(488)	317
Depreciation and amortization	3,742	3,932
Income (loss) from operations	$(9,432)	$(7,420)

The Company does not evaluate segments by assets as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024. We caution readers that this Quarterly Report of GrowGeneration Corp. on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “may,” “likely,” “anticipates,” “believes,” “expects,” “estimates,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements contained in this report have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements contained in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements, except as required by federal securities laws. There may be additional risks, uncertainties, and other factors that we do not currently view as material or that are not necessarily known.

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

We make our products available to growers through a variety of channels, including hydroponic retail locations, a commercial sales teams serving commercial cultivators, an online platform for cultivators at growgeneration.com, and a wholesale business, HRG Distribution, that markets to resellers in both the hydroponic and traditional gardening markets. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 46 retail locations across 18 states as of March 31, 2024.

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

Growth Strategy

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

Since its founding in 2014, GrowGeneration has acquired or opened numerous specialty hydroponic and organic gardening center locations. Today, management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 46 retail locations across 18 states as of March 31, 2024.

Our plan is to continue to acquire, open, and operate garden centers in markets where we do not already have a physical presence or where our existing physical presence is limited. However, in light of difficult market conditions that persisted throughout 2023 and into 2024, the Company also reduced redundancies in cost structure by closing and consolidating retail locations where we were generally able to serve the same customer base through a single location. To date in 2024, the Company consolidated four additional stores and may consider additional store consolidations in the future.

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

The Company's main growth strategies for its Storage Solutions segment include expanding the types of customers and industries to which it sells its products, including greater penetration in agriculture and golf and country clubs. In March 2024, the Company announced it had engaged Lake Street Capital to advise and assist in exploring strategic opportunities for its benching, racking, and storage solutions business.

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

These sales vary by the type of product: consumables, such as nutrients, additives, growing media, and supplies that are subject to regular replenishment; and durables, such as lighting, environmental control systems, and storage solutions. Generally, in new markets where legalization of plant-based medicines is recent and licensors are starting new grow operations, there is an initial increase of durable product purchases for facility build-outs, which decrease over time as growers establish their operations. Thereafter, we tend to observe cultivators focus their purchasing patterns to consumables as the primary source of product need. In more mature markets, the sales patterns tend to favor higher percentages of consumable purchasing in comparison to emerging markets.

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

Cost of Sales

Cost of sales includes cost of goods and shipping costs. Cost of goods consists of cost of merchandise, inbound freight, and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Occupancy expenses of our retail locations and distribution centers, which consist of payroll, rent, and other lease required costs, including common area maintenance and utilities, are included as a component of operating expenses within Store operations and other operational expenses in the Condensed Consolidated Statements of Operations.

Gross Profit

We calculate gross profit as net sales less cost of sales. Gross profit excludes depreciation and amortization, which are presented separately as a component of operating expenses in the Condensed Consolidated Statements of Operations. Our gross profit as a percentage of net sales, or gross profit margin, varies with our product mix, in particular the percentage of sales of proprietary brand products compared to non-proprietary brand products and of consumable products compared to durable products. Proprietary products typically have higher gross margins compared to non-proprietary products, and consumable products typically have higher gross margins compared to durable products.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended March 31, 2024 and 2023

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2024		2023		Year-to-Year Variance
Net sales	$47,888	100.0%	$56,827	100.0%	$(8,939)	(15.7)%
Cost of sales	35,524	74.2%	40,538	71.3%	(5,014)	(12.4)%
Gross profit	12,364	25.8%	16,289	28.7%	(3,925)	(24.1)%
Operating expenses	21,796	45.5%	23,709	41.7%	(1,913)	(8.1)%
Income (loss) from operations	(9,432)	(19.7)%	(7,420)	(13.1)%	(2,012)	27.1%
Other income (expense)	593	1.2%	1,286	2.3%	(693)	(53.9)%
Net income (loss) before taxes	(8,839)	(18.5)%	(6,134)	(10.8)%	(2,705)	44.1%
Benefit (provision) for income taxes	2	—%	—	—%	2	—%
Net income (loss)	$(8,837)	(18.5)%	$(6,134)	(10.8)%	$(2,703)	44.1%

Net Sales

Net sales for the three months ended March 31, 2024 were $47.9 million, a decrease of $8.9 million or 15.7% as compared to net sales of $56.8 million for the three months ended March 31, 2023.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $43.1 million for the three months ended March 31, 2024 compared to $49.1 million for the three months ended March 31, 2023. This decrease in net sales was primarily due to the fiscal 2023 consolidation of 13 retail locations after March 31, 2023 as well as the four additional retail store consolidations during the three months ended March 31, 2024. Same-store sales decreased approximately $0.4 million, or 1%, primarily due to decreased e-commerce retail sales volume which was partially offset by same-store sales growth in our brick-and-mortar retail locations. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended March 31, 2024 was approximately 23% as compared to approximately 18% for the three months ended March 31, 2023, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various proprietary product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the three months ended March 31, 2024 was approximately 70%, which was an increase from approximately 66% for the three months ended March 31, 2023. The increase in consumable sales as a percentage of net sales was driven mainly by increased brand adoption of proprietary growing media and nutrient products.

Additionally, net sales of commercial fixtures within our Storage Solutions segment decreased to $4.8 million for the three months ended March 31, 2024 compared to $7.7 million for the three months ended March 31, 2023.

Cost of Sales

Cost of sales for the three months ended March 31, 2024 was $35.5 million, a decrease of $5.0 million or 12.4% compared to $40.5 million for the three months ended March 31, 2023. The decrease in cost of sales was primarily due to the 15.7% decrease in sales, as previously discussed, partially offset by reduced inventory discounts from vendors and non-recurring costs associated with store consolidations in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Gross Profit

Gross profit was $12.4 million for the three months ended March 31, 2024 compared to $16.3 million for the three months ended March 31, 2023, a decrease of $3.9 million or 24.1%. The decrease in gross profit is primarily related to the Gardening and Cultivation segment, which decreased $2.9 million, or 22.0%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, largely as a result of the decrease in sales volume due to store consolidations as previously discussed. Additionally, gross profit from our Storage Solutions segment decreased $1.0 million, or 33.4%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Gross profit margin was 25.8% for the three months ended March 31, 2024, a decrease of 290 basis points from a gross profit margin of 28.7% for the three months ended March 31, 2023. The decrease was primarily attributable to an 290 basis point gross profit margin decline for the Cultivation and Gardening segment, which was primarily driven by industry pricing compression on distributed products and non-recurring costs associated with store consolidations discussed previously. The decrease in the total gross profit margin was partially offset by a 300 basis point gross profit margin improvement for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization. Operating expenses were $21.8 million for the three months ended March 31, 2024 and $23.7 million for the three months ended March 31, 2023, a decrease of $1.9 million or 8.1%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $10.6 million for the three months ended March 31, 2024, compared to $12.6 million for the three months ended March 31, 2023, a decrease of $2.0 million or 15.8%. The decrease in store operating costs was primarily attributable to the fiscal 2023 consolidation of 13 retail locations after March 31, 2023 as well as the four additional retail store consolidations during the three months ended March 31, 2023. Additionally, as part of our 2023 charitable initiatives, we had approximately $0.4 million more charitable donations in the three months ended March 31, 2023 as compared to the three months ended March 31, 2024.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was relatively flat with $11.2 million for the three months ended March 31, 2024 compared to $11.1 million for the three months ended March 31, 2023. Selling, general, and administrative costs increased by $1.1 million or 15.6% for the three months ended March 31, 2024 primarily as a result of one-time severances and related professional fees and increased share-based compensation. This increase was largely offset by the estimated credit recoveries of $0.5 million in the three months ended March 31, 2024, primarily due to a $0.3 million settlement received in bankruptcy proceedings related to a note receivable, as compared to the estimated credit loss of $0.3 million in the three months ended March 31, 2023.

Other Income (Expense)

Other income (expense) was $0.6 million for the three months ended March 31, 2024 compared to $1.3 million for the three months ended March 31, 2023. This decrease is primarily attributable to the $0.9 million gain recognized in the three months ended March 31, 2023 related to a prior acquisition indemnity holdback.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(8,837)	$(6,134)
Benefit (provision) for income taxes	(2)	—
Interest income	(602)	(428)
Interest expense	56	2
Depreciation and amortization	3,742	3,932
EBITDA	$(5,643)	$(2,628)
Share-based compensation	778	567
Investment income	580	—
Restructuring and other charges (1)	1,414	259
Adjusted EBITDA	$(2,871)	$(1,802)
(1) Consists primarily of expenditures related to the activity of store and distribution consolidation and one-time severances

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2024, we had working capital of $112.4 million compared to working capital of $116.5 million as of December 31, 2023, a decrease of $4.1 million. The decrease in working capital from December 31, 2023 to March 31, 2024 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $61.3 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

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

Share Repurchase Program

On March 20, 2024, the Board of Directors of the Company authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024 and continues for up to one year. This share repurchase program is intended to enhance long-term shareholder value. The program does not obligate the Company to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases will depend on factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program may be amended, suspended, or discontinued at any time by the Company. Except for the Company's generally applicable insider trading policies, the Company does not maintain any policies or procedures relating to purchases and sales of its securities by its officers and directors during a repurchase program.

Cash Flows

The following discussion sets forth the major sources and uses of cash for the three months ended March 31, 2024 and 2023.

Operating Activities

Net cash and cash equivalents used in operating activities for the three months ended March 31, 2024 was $3.7 million compared to net cash provided by operating activities of $3.5 million for the three months ended March 31, 2023. The changes in operating cash were primarily driven by the decreased in income (loss) from operations as previously discussed.

Investing Activities

Net cash and cash equivalents provided by investing activities was $5.0 million and $19.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Investing activities for the three months ended March 31, 2024 were primarily attributable to investment of excess cash into marketable securities of $21.1 million, offset by maturity of marketable securities of $26.5 million. We also had purchases of property and equipment of $0.4 million during the three months ended March 31, 2024. Investing activities for the three months ended March 31, 2023 were primarily attributable to investment of excess cash into marketable securities of $10.7 million, offset by maturity of marketable securities of $33.5 million, and purchases of property and equipment of $3.5 million, which was primarily related to the implementation and design of a new enterprise resource planning software system.

Financing Activities

Net cash and cash equivalents used in financing activities for the three months ended March 31, 2024 and March 31, 2023 was less than $0.1 million and $0.1 million, respectively, and was primarily attributable to common stock withheld for employee payroll taxes.

Critical Accounting Policies, Judgements, and Estimates

For a summary of the Company's critical accounting policies, judgements, and estimates, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a summary of the Company's quantitative and qualitative disclosures about market risk, please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of March 31, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2023 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

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

As of March 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of March 31, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed by or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, and overseen by the Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the Company's assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's Consolidated Financial Statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2024 because of the material weaknesses in internal control over financial reporting discussed below.

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
•Control Activities: As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls and general information technology controls were determined to be pervasive throughout the Company's financial reporting processes.

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

While these material weaknesses did not result in material misstatements of the Company's Condensed Consolidated Financial Statements as of and for the year ended December 31, 2023, and management does not believe that these material weaknesses resulted in material misstatements as of March 31, 2024, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

The Company's independent registered public accounting firm, Grant Thornton LLP, which audited the 2023 consolidated financial statements included in the Form 10-K, has expressed an adverse opinion on the Company's internal control over financial reporting.

Remediation Plan and Status

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls, and enhancing our overall internal controls environment.

We initiated many of our control remediation efforts in fiscal 2022, and these efforts have continued through 2024, including:

•Engaged a third-party specialist CPA firm to consult with management in redesigning and documenting of our internal controls over financial reporting, including our entity-level controls, to be compliant with Sarbanes Oxley Act of 2002 ("SOX").
•Hired a dedicated controls compliance manager charged with monitoring and facilitating compliance with the Company's responsibilities under SOX in coordination with the third-party specialist.
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
•Continue to engage third party specialists to assist management with complex financial transactions and valuations, including valuation model techniques and inputs such as forecasted, prospective financial information.

The following remaining activities are scheduled to occur during our fiscal year 2024 in support of issuing management's assessment of internal control over financial reporting as of December 31, 2024:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For a summary of the Company's risk factors, please refer to Item 9A of our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On March 20, 2024, the Board of Directors of the Company authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024 and continues for up to one year. No purchases of common stock were made pursuant to the program during the three months ended March 31, 2024.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)