Form 10-Q
period 2024-06-30
GrowGeneration Corp.
filed 2024-08-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2024
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

As of August 5, 2024 there were 59,171,547 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$27,578	$29,757
Marketable securities	28,407	35,212
Accounts receivable, net of allowance for credit losses of $1,361 and $1,363 at June 30, 2024 and December 31, 2023, respectively	9,663	8,895
Notes receivable, current, net of allowance for credit losses of $232 and $1,732 at June 30, 2024 and December 31, 2023, respectively	838	193
Inventory	60,639	64,905
Prepaid income taxes	177	516
Prepaid and other current assets	7,284	7,973
Total current assets	134,586	147,451
Property and equipment, net	24,410	27,052
Operating leases right-of-use assets, net	38,984	39,933
Notes receivable, long-term	—	106
Intangible assets, net	12,827	16,180
Goodwill	7,525	7,525
Other assets	844	843
TOTAL ASSETS	$219,176	$239,090
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,702	$11,666
Accrued liabilities	2,429	2,530
Payroll and payroll tax liabilities	2,224	2,169
Customer deposits	3,007	5,359
Sales tax payable	1,221	1,185
Current maturities of operating lease liabilities	7,632	8,021
Total current liabilities	29,215	30,930

Operating lease liabilities, net of current maturities	33,867	34,448
Other long-term liabilities	317	317
Total liabilities	63,399	65,695
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 60,888,432 and 61,483,762 shares issued as of June 30, 2024 and December 31, 2023, respectively	61	61
Treasury stock, 938,949 shares and zero shares at cost as of June 30, 2024 and December 31, 2023, respectively	(2,316)	—
Additional paid-in capital	374,737	373,433
Accumulated deficit	(216,705)	(200,099)
Total stockholders' equity	155,777	173,395
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,176	$239,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$53,536	$63,925	$101,424	$120,752
Cost of sales (exclusive of depreciation and amortization shown below)	39,115	46,788	74,639	87,326
Gross profit	14,421	17,137	26,785	33,426

Operating expenses:
Store operations and other operational expenses	10,210	12,008	20,844	24,630
Selling, general, and administrative	7,104	7,503	15,012	14,341
Estimated credit losses (recoveries)	6	107	(482)	424
Depreciation and amortization	3,615	3,824	7,357	7,756
Total operating expenses	20,935	23,442	42,731	47,151

Loss from operations	(6,514)	(6,305)	(15,946)	(13,725)

Other income (expense):
Other (expense) income	(10)	(51)	37	809
Interest income	737	753	1,339	1,181
Interest expense	(14)	(3)	(70)	(5)
Total other income	713	699	1,306	1,985

Net loss before taxes	(5,801)	(5,606)	(14,640)	(11,740)

Provision for income taxes	(95)	(93)	(93)	(93)

Net loss	$(5,896)	$(5,699)	$(14,733)	$(11,833)

Net loss per share, basic	$(0.10)	$(0.09)	$(0.24)	$(0.19)
Net loss per share, diluted	$(0.10)	$(0.09)	$(0.24)	$(0.19)

Weighted average shares outstanding, basic	60,681	61,077	61,090	61,053
Weighted average shares outstanding, diluted	60,681	61,077	61,090	61,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	61,484	$61	—	$—	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	23	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(29)	—	(29)
Share-based compensation	—	—	—	—	778	—	778
Net loss	—	—	—	—	—	(8,837)	(8,837)
Balances, March 31, 2024	61,507	$62	—	$—	$374,182	$(208,936)	$165,308
Common stock issued for share-based compensation	181	—	—	—	—	—	$—
Common stock withheld for employee payroll taxes	—	—	—	—	(99)	—	$(99)
Share-based compensation	—	—	—	—	654	—	$654
Repurchase of common stock	—	—	(1,739)	(4,190)	—	—	$(4,190)
Cancellation of common stock	(800)	(1)	800	1,874	—	(1,873)	$—
Net loss	—	—	—	—	—	(5,896)	$(5,896)
Balances, June 30, 2024	60,888	$61	(939)	$(2,316)	$374,737	$(216,705)	$155,777

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	61,010	$61	—	$—	$369,938	$(153,603)	$216,396
Common stock issued for share-based compensation	25	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(70)	—	(70)
Share-based compensation	—	—	—	—	511	—	511
Net loss	—	—	—	—	—	(6,134)	(6,134)
Balances, March 31, 2023	61,035	$61	—	$—	$370,379	$(159,737)	$210,703
Common stock issued for share-based compensation	159	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(105)	—	(105)
Share-based compensation	—	—	—	—	816	—	816
Non-cash repurchase of liability awards	—	—	—	—	653	—	653
Liability redemption associated with business acquisition	35	—	—	—	120	—	120
Net loss	—	—	—	—	—	(5,699)	(5,699)
Balances, June 30, 2023	61,229	$61	—	$—	$371,863	$(165,436)	$206,488

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,733)	$(11,833)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,357	7,756
Share-based compensation	1,432	1,514
Estimated credit (recoveries) losses	(482)	424
Loss on disposal of fixed assets	37	21
Change in value of marketable securities	(727)	—
Proceeds from note receivables for sale of inventory	78	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(903)	1,808
Inventory	4,266	1,989
Prepaid expenses and other assets	1,027	4,008
Accounts payable and accrued liabilities	886	3,526
Operating leases	(21)	469
Payroll and payroll tax liabilities	55	(1,843)
Customer deposits	(2,352)	(592)
Sales tax payable	36	132
Net cash and cash equivalents (used in) provided by operating activities	(4,044)	7,379
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,197)
Purchase of marketable securities	(28,034)	(51,700)
Maturities of marketable securities	35,566	42,566
Purchase of property and equipment	(1,416)	(5,533)
Proceeds from disposals of assets	66	226
Net cash and cash equivalents provided by (used in) investing activities	6,182	(17,638)
Cash flows from financing activities:
Principal payments on long term debt	—	(33)
Common stock withheld for employee payroll taxes	(127)	(175)
Common stock repurchased	(4,190)	—
Net cash and cash equivalents used in financing activities	(4,317)	(208)
Net decrease in cash and cash equivalents	(2,179)	(10,467)
Cash and cash equivalents at the beginning of period	29,757	40,054
Cash and cash equivalents at the end of period	$27,578	$29,587

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Cash paid for interest	$70	$5
Cash paid for income taxes	$58	$—
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$3,506	$2,748
Cancellation of common stock	$1,873	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

As of June 30, 2024, GrowGeneration has 43 retail locations across 18 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, HRG Distribution, and a benching, racking, and storage solutions business, Mobile Media or MMI.

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

Reclassifications

Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss within the Condensed Consolidated Statements of Operations.

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
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment's reported profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and immaterial for the three and six months ended June 30, 2023. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	June 30, 2024	December 31, 2023
Cash equivalents	1	$20,344	$17,300
Marketable securities	2	$28,407	$35,212

4. REVENUE RECOGNITION

Disaggregation of Revenues

Net sales are disaggregated by the Company's segments, which represent its principal lines of business, as well as by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. Refer to Note 15, Segments, for disaggregated revenue disclosures.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Contract Assets and Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable (contract asset) or a customer deposit (contract liability). The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Opening balance, January 1, 2024	$8,895	$5,359
Closing balance, June 30, 2024	9,663	3,007
Increase (decrease)	$768	$(2,352)

Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, June 30, 2023	7,318	3,746
Decrease	$(1,018)	$(592)

Of the total amount of customer deposit liability as of January 1, 2024, $4.0 million was reported as revenue during the six months ended June 30, 2024. Of the total amount of customer deposit liability as of January 1, 2023, $2.9 million was reported as revenue during the six months ended June 30, 2023.

Notes receivable at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Notes receivable	$1,070	$2,031
Allowance for credit losses	(232)	(1,732)
Notes receivable, net	$838	$299

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	June 30, 2024	December 31, 2023
Notes receivable	$232	$1,732
Allowance for credit losses	(232)	(1,732)
Notes receivable, net	$—	$—

During the six months ended June 30, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 13, Commitment and Contingencies, for additional information regarding the settlement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Vehicles	$2,564	$2,558
Building and land	2,121	2,121
Leasehold improvements	11,902	11,920
Furniture, fixtures and equipment	14,425	14,364
Capitalized software	16,227	16,085
Construction-in-progress	792	—
Total property and equipment, gross	48,031	47,048
Accumulated depreciation and amortization	(23,621)	(19,996)
Property and equipment, net	$24,410	$27,052

Depreciation and amortization expense related to property and equipment was $1.9 million and $4.0 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense related to property and equipment was $1.6 million and $3.3 million for the three and six months ended June 30, 2023, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill at June 30, 2024 and December 31, 2023 by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$5,920	$1,605	$7,525
Balance as of June 30, 2024	$5,920	$1,605	$7,525

Accumulated impairment for goodwill was $125.9 million as of June 30, 2024 and December 31, 2023.

The changes in intangible assets by segment for the six months ended June 30, 2024 and year ended December 31, 2023 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$13,501	$2,679	$16,180
Amortization	(2,962)	(391)	(3,353)
Balance as of June 30, 2024	$10,539	$2,288	$12,827

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,198	$(19,211)	$8,987	$28,198	$(16,488)	$11,710
Patents, trademarks	69	(69)	—	69	(69)	—
Customer relationships	13,192	(9,400)	3,792	13,192	(8,813)	4,379
Non-competes	864	(816)	48	864	(773)	91
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Total	$43,459	$(30,632)	$12,827	$43,459	$(27,279)	$16,180

Amortization expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2024, respectively. Amortization expense was $2.4 million and $4.6 million for the three and six months ended June 30, 2023, respectively. Future amortization expense as of June 30, 2024 was as follows:

2024 (remainder of the year)	$3,352
2025	6,339
2026	2,231
2027	799
2028	82
Thereafter	24
Total	$12,827

7. INCOME TAXES

For the six months ended June 30, 2024, the effective tax rate was 0.6%, compared to 0.8% for the six months ended June 30, 2023. The effective tax rate for each of the six months ended June 30, 2024 and 2023 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of June 30, 2024, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	June 30, 2024	December 31, 2023
Operating leases right-of-use assets	$38,984	$39,933

Current maturities of operating lease liability	$7,632	$8,021
Operating lease liability, net of current maturities	33,867	34,448
Total lease liability	$41,499	$42,469

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	June 30,
	2024	2023
Weighted average remaining lease term	5.8 years	6.3 years
Weighted average discount rate	6.2%	5.8%

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Lease expense is recorded within the Company's Condensed Consolidated Statements of Operations based upon the nature of the operating lease right-of-use assets. Where assets are used to directly serve our customers, such as retail locations and distribution centers, lease costs are recorded in Store operations and other operational expenses. Facilities and assets which serve management and support functions are expensed through Selling, general, and administrative. The Company recorded sublease income of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and, $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, within Store operations and other operational expenses related to the sublease of a closed retail location.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$2,531	$2,803	$5,094	$5,696
Variable lease costs	351	570	1,015	1,169
Short-term lease costs	108	97	193	264
Total operating lease costs	$2,990	$3,470	$6,302	$7,129

Future maturities of the Company's operating lease liabilities as of June 30, 2024 were as follows:

2024 (remainder of the year)	$4,986
2025	9,710
2026	8,442
2027	6,574
2028	6,107
Thereafter	13,648
Total lease payments	49,467
Less: imputed interest	(7,968)
Operating lease liability as of June 30, 2024	$41,499

Supplemental and other information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,097	$5,583

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive loss per share computation for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,896)	$(5,699)	$(14,733)	$(11,833)
Weighted average shares outstanding, basic	60,681	61,077	61,090	61,053
Effect of dilutive outstanding restricted stock units, stock options, and warrants	—	—	—	—
Adjusted weighted average shares outstanding, dilutive	60,681	61,077	61,090	61,053
Basic loss per share	$(0.10)	$(0.09)	$(0.24)	$(0.19)
Dilutive loss per share	$(0.10)	$(0.09)	$(0.24)	$(0.19)

Diluted loss per share calculations for each of the three and six months ended June 30, 2024 excluded 0.9 million of non-vested restricted stock units that would have been anti-dilutive and 0.5 million shares of common stock issuable upon exercise of stock options. Diluted loss per share calculations for each of the three and six months ended June 30, 2023 excluded 1.1 million and 0.9 million shares of non-vested restricted stock units, respectively, 0.6 million shares of common stock issuable upon exercise of stock options, and 33 thousand shares of common stock issuable upon exercise of the stock purchase warrants that would have been anti-dilutive.

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

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The Company recorded share-based compensation expense of $0.7 million and $1.4 million in the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2023, respectively.

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

Restricted stock unit activity for the six months ended June 30, 2024 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	904,834	$5.23
Granted	165,375	$2.79
Vested	(257,417)	$6.22
Forfeited	(48,750)	$3.23
Nonvested as of June 30, 2024	764,042	$4.50

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
As of June 30, 2024, the Company had approximately $2.6 million of unrecognized share-based compensation related to restricted stock units, which are expected to be recognized over a weighted average period of approximately 1.8 years.

Stock Options

Stock option activity for the six months ended June 30, 2024 is presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	577,998	$4.01	0.95	$2.25
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(68,332)	2.76	—	1.82
Outstanding as of June 30, 2024	509,666	$4.17	0.45	$2.31
Vested and exercisable as of June 30, 2024	509,666	$4.17	0.45	$2.31

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
On June 15, 2023, the three employees subject to these awards entered into new employment agreements which superseded the prior agreements and removed the liability awards from their compensation package. In accordance with ASC 718-20-35-2A through 718-20-35-9, these awards were evaluated and accounted for as modified awards. In the six months ended June 30, 2023, the liability of $0.7 million was relieved to additional paid-in capital and no awards were outstanding as of June 30, 2024 and December 31, 2023.

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

During each of the three and six months ended June 30, 2024, the Company repurchased 1.7 million shares of common stock at an average price of $2.39 per share, exclusive of incremental direct costs. As of June 30, 2024, approximately $1.8 million remained available under the stock repurchase program. The Company recognizes the common stock repurchased as treasury stock at the amount paid to repurchase its shares, including the incremental direct costs to repurchase the common stock, as a reduction to stockholders' equity on the Condensed Consolidated Balance Sheets.

The Company retired 0.8 million shares of treasury stock under the repurchase program in the three and six months ended June 30, 2024. The shares were returned to the status of authorized but unissued shares. The retirement of treasury stock was recognized as a deduction from common stock for the shares' par value and any excess cost over par value was recognized as a deduction from retained earnings. Treasury stock is retired on a first in, first out basis.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
12. ACQUISITIONS

The Company's acquisition strategy has been primarily to acquire (i) well-established, profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands.
Acquisitions during the three and six months ended June 30, 2024

The Company had no acquisitions during the three and six months ended June 30, 2024.

Acquisitions during the three and six months ended June 30, 2023

On May 23, 2023, the Company purchased substantially all of the assets of Southside Garden Supply ("SGS"), a two-store chain of indoor/outdoor garden centers in Alaska. The total consideration for the purchase of the SGS assets was approximately $2.0 million, including $1.9 million in cash and an indemnity holdback of $0.1 million. The SGS asset acquisition also included acquired goodwill of approximately $0.6 million, which represented the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. SGS was included in the Company's Cultivation and Gardening segment.

Additionally, the Company made other, individually immaterial acquisitions during the three and six months ended June 30, 2023. Total consideration for these purchases was approximately $1.2 million, including $1.1 million paid in cash and indemnity holdbacks of less than $0.1 million. These individually immaterial acquisitions also included aggregate acquired goodwill of approximately $0.3 million, which represented the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. These acquisitions were included in the Company's Cultivation and Gardening segment.

The table below represents the allocation of the purchase price to the acquired net assets during the three and six months ended June 30, 2023.

	SGS	Other	Total
Inventory	$720	$867	$1,587
Prepaids and other current assets	292	1	293
Furniture and equipment	—	47	47
Operating lease right-of-use asset	612	620	1,232
Operating lease liability	(612)	(620)	(1,232)
Customer relationships	440	—	440
Goodwill	577	253	830
Total	$2,029	$1,168	$3,197

The table below represents the consideration paid for the net assets acquired in business combinations during 2023.

	SGS	Other	Total
Cash	$1,922	$1,128	$3,050
Indemnity holdback	107	40	147
Total	$2,029	$1,168	$3,197

13. COMMITMENTS AND CONTINGENCIES

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. In February 2024, the Company received $0.3 million from the bankruptcy proceedings, which it recorded as a recovery on the $1.5 million Note & Option. The remainder of the Note & Option, which were fully reserved, were written off during the six months ended June 30, 2024.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2024, the Company did not have any liabilities associated with indemnities.

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

14. RELATED PARTIES

The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and were immaterial for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, there was an immaterial amount outstanding due to the firm.

15. SEGMENTS

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Disaggregated revenue by segment is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2024	2023	2024	2023
Cultivation and Gardening
Proprietary brand sales	$9,931	$9,300	$19,657	$18,327
Non-proprietary brand sales	36,179	46,251	69,561	86,351
Total Cultivation and Gardening	46,110	55,551	89,218	104,678
Storage Solutions
Commercial fixture sales	7,426	8,374	12,206	16,074
Total Storage Solutions	7,426	8,374	12,206	16,074
Total	$53,536	$63,925	$101,424	$120,752

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2024	2023	2024	2023
Cultivation and Gardening
Consumables	$33,677	$38,730	$63,858	$71,082
Durables	12,433	$16,821	25,360	$33,596
Total Cultivation and Gardening	46,110	55,551	89,218	$104,678
Storage Solutions
Durables	7,426	$8,374	12,206	$16,074
Total Storage Solutions	7,426	$8,374	12,206	$16,074
Total	$53,536	$63,925	$101,424	$120,752

Selected information by segment is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
Cultivation and Gardening	$46,110	$55,551	$89,218	$104,678
Storage Solutions	7,426	8,374	12,206	16,074
Total net sales	53,536	63,925	101,424	120,752
Gross profit
Cultivation and Gardening	10,936	13,337	21,261	26,566
Storage Solutions	3,485	3,800	5,524	6,860
Total gross profit	14,421	17,137	26,785	33,426
Segment operating profit
Cultivation and Gardening	2,009	2,465	3,073	4,268
Storage Solutions	2,202	2,664	2,868	4,528
Total segment operating profit	4,211	5,129	5,941	8,796
Corporate expenses
Selling, general, and administrative	7,104	7,503	15,012	14,341
Estimated credit losses (recoveries)	6	107	(482)	424
Depreciation and amortization	3,615	3,824	7,357	7,756
Loss from operations	$(6,514)	$(6,305)	$(15,946)	$(13,725)
The Company does not evaluate segments by assets as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

16. SUBSEQUENT EVENTS

On July 22, 2024, the Company announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of its Gardening and Cultivation segment such as its proprietary brands, commercial sales, and e-commerce business. These restructuring plans primarily include reductions in cost structure by closing and consolidating twelve redundant or underperforming retail locations, in addition to the seven retail locations closed in the first half of 2024, workforce reductions, and other operational improvements. The Company expects that the restructuring activities will be substantially completed by the end of fiscal year 2024. The Company is currently unable to make a good faith determination of an estimate or range of estimates of the total expected restructuring and restructuring related costs.

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

We make our products available to growers through a variety of channels, including hydroponic retail locations, a commercial sales teams serving commercial cultivators, an online platform for cultivators at growgeneration.com, and a wholesale business, HRG Distribution, that markets to resellers in both the hydroponic and traditional gardening markets. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 43 retail locations across 18 states as of June 30, 2024.

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

Growth Strategy and Strategic Restructuring Plan

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

Since its founding in 2014, GrowGeneration has acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 43 retail locations across 18 states as of June 30, 2024. GrowGeneration has also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our distribution business, HRG, and our benching, racking, and storage solutions business, MMI. The Company regularly seeks and evaluates accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates.

In July 2024, we announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of our Gardening and Cultivation segment such as our proprietary brands, commercial sales, and e-commerce business. These restructuring plans primarily include reductions in cost structure by closing and consolidating twelve redundant or underperforming retail locations, in addition to the seven retail locations closed in the first half of 2024, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities. We expect that these restructuring activities will be substantially completed by the end of fiscal year 2024 and will improve gross profit margin and profitability and generate annualized cost savings of approximately $12.0 million. We are currently unable to make a good faith determination of an estimate or range of estimates of the total expected restructuring and restructuring related costs.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended June 30, 2024 and 2023

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,
	2024		2023		Year-to-Year Variance
Net sales	$53,536	100.0%	$63,925	100.0%	$(10,389)	(16.3)%
Cost of sales	39,115	73.1%	46,788	73.2%	(7,673)	(16.4)%
Gross profit	14,421	26.9%	17,137	26.8%	(2,716)	(15.8)%
Operating expenses	20,935	39.1%	23,442	36.7%	(2,507)	(10.7)%
Loss from operations	(6,514)	(12.2)%	(6,305)	(9.9)%	(209)	(3.3)%
Other income	713	1.3%	699	1.1%	14	2.0%
Net loss before taxes	(5,801)	(10.8)%	(5,606)	(8.8)%	(195)	(3.5)%
Provision for income taxes	(95)	(0.2)%	(93)	(0.1)%	(2)	(2.2)%
Net loss	$(5,896)	(11.0)%	$(5,699)	(8.9)%	$(197)	(3.5)%

Net Sales

Net sales for the three months ended June 30, 2024 were $53.5 million, a decrease of $10.4 million or 16.3% as compared to net sales of $63.9 million for the three months ended June 30, 2023.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $46.1 million for the three months ended June 30, 2024 compared to $55.6 million for the three months ended June 30, 2023. This decrease in net sales was primarily due to the fiscal 2023 consolidation of twelve retail locations after June 30, 2023 as well as the seven retail locations closed in the first half of 2024. Same-store sales decreased approximately 6.2%, primarily attributable to decreased e-commerce and brick-and-mortar retail sales volume declines. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended June 30, 2024 increased to 21.5% as compared to 16.7% for the three months ended June 30, 2023, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various proprietary product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the three months ended June 30, 2024 was 73.0%, which was an increase from 69.7% for the three months ended June 30, 2023. The increase in consumable sales as a percentage of net sales was driven mainly by increased brand adoption of proprietary growing media and nutrient products.

Additionally, net sales of commercial fixtures within our Storage Solutions segment decreased to $7.4 million for the three months ended June 30, 2024 compared to $8.4 million for the three months ended June 30, 2023.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 was $39.1 million, a decrease of $7.7 million or 16.4% compared to $46.8 million for the three months ended June 30, 2023. The decrease in cost of sales was primarily due to the 16.3% decrease in sales, as previously discussed, partially offset by reduced inventory discounts from vendors in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Gross Profit

Gross profit was $14.4 million for the three months ended June 30, 2024 compared to $17.1 million for the three months ended June 30, 2023, a decrease of $2.7 million or 15.8%. The decrease in gross profit is primarily related to the Gardening and Cultivation segment, which decreased $2.4 million, or 18.0%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, largely as a result of the decrease in sales volume due to store consolidations as previously discussed. Additionally, gross profit from our Storage Solutions segment decreased $0.3 million, or 8.3%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Gross profit margin increased slightly at 26.9% for the three months ended June 30, 2024 compared to 26.8% for the three months ended June 30, 2023. Gross margin improved for the Storage Solutions segment to 46.9% in the three months ended June 30, 2024 from 45.4% in three months ended June 30, 2023, which was offset by a decrease in Cultivation and Gardening gross profit margin to 23.7% for the three months ended June 30, 2024 from 24.0% for the three months ended June 30, 2023, primarily due to continued industry pricing compression on distributed products.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization. Operating expenses were $20.9 million for the three months ended June 30, 2024 and $23.4 million in the three months ended June 30, 2023, a decrease of $2.5 million or 10.7%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $10.2 million for the three months ended June 30, 2024, compared to $12.0 million for the three months ended June 30, 2023, a decrease of $1.8 million or 15.0%. The decrease in store operating costs was primarily due to the fiscal 2023 consolidation of twelve retail locations after June 30, 2023 as well as the seven retail locations closed in the first half of 2024.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $10.7 million for three months ended June 30, 2024 compared to $11.4 million for the three months ended June 30, 2023, a decrease of $0.7 million or 6.2%. Selling, general, and administrative costs decreased by $0.4 million or 5.3% for the three months ended June 30, 2024 primarily as a result of decreased professional fees and corporate expenses and decreased share-based compensation. The remaining decrease was primarily driven by a $0.2 million decrease in depreciation and amortization expense in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Other Income (Expense)

Other income (expense) remained flat at approximately $0.7 million for each of the three months ended June 30, 2024 and June 30, 2023.

Comparison of the Unaudited Results for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024		2023		Year-to-Year Variance
Net sales	$101,424	100.0%	$120,752	100.0%	$(19,328)	(16.0)%
Cost of sales	74,639	73.6%	87,326	72.3%	(12,687)	(14.5)%
Gross profit	26,785	26.4%	33,426	27.7%	(6,641)	(19.9)%
Operating expenses	42,731	42.1%	47,151	39.0%	(4,420)	(9.4)%
Loss from operations	(15,946)	(15.7)%	(13,725)	(11.4)%	(2,221)	(16.2)%
Other income	1,306	1.3%	1,985	1.6%	(679)	(34.2)%
Net loss before taxes	(14,640)	(14.4)%	(11,740)	(9.7)%	(2,900)	(24.7)%
Provision for income taxes	(93)	(0.1)%	(93)	(0.1)%	—	—%
Net loss	$(14,733)	(14.5)%	$(11,833)	(9.8)%	$(2,900)	(24.5)%

Net Sales

Net sales for the six months ended June 30, 2024 were $101.4 million, a decrease of $19.3 million or 16.0% as compared to net sales of $120.8 million for the six months ended June 30, 2023.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $89.2 million for the six months ended June 30, 2024 compared to $104.7 million for the six months ended June 30, 2023. This decrease in net sales was primarily due to the fiscal 2023 consolidation of twelve retail locations after June 30, 2023 as well as the seven retail locations closed in the first half of 2024. Same-store sales decreased approximately 3.8%, attributable to decreased e-commerce and brick-and-mortar retail sales volume declines. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the six months ended June 30, 2024 was 22.0% as compared to 17.5% for the six months ended

June 30, 2023, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various proprietary product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the six months ended June 30, 2024 was 71.6%, which was an increase from 67.9% for the six months ended June 30, 2023. The increase in consumable sales as a percentage of net sales was driven mainly by increased brand adoption of proprietary growing media and nutrient products.

Additionally, net sales of commercial fixtures within our Storage Solutions segment decreased to $12.2 million for the six months ended June 30, 2024 compared to $16.1 million for the six months ended June 30, 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2024 was $74.6 million, a decrease of $12.7 million or 14.5% compared to $87.3 million for the six months ended June 30, 2023. The decrease in cost of sales was primarily due to the 16.0% decrease in sales, as previously discussed, partially offset by reduced inventory discounts from vendors and non-recurring costs associated with store consolidations in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Gross Profit

Gross profit was $26.8 million for the six months ended June 30, 2024 compared to $33.4 million for the six months ended June 30, 2023, a decrease of $6.6 million or 19.9%. The decrease in gross profit is primarily related to the Gardening and Cultivation segment, which decreased $5.3 million, or 20.0%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, largely as a result of the decrease in sales volume due to store consolidations as previously discussed. Additionally, gross profit from our Storage Solutions segment decreased $1.3 million, or 19.5%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Gross profit margin was 26.4% for the six months ended June 30, 2024, a decrease of 130 basis points from a gross profit margin of 27.7% for the six months ended June 30, 2023. The decrease was primarily attributable to an 160 basis point gross profit margin decline for the Cultivation and Gardening segment, which was primarily driven by industry pricing compression on distributed products and non-recurring costs associated with store consolidations discussed previously. The decrease in the total gross profit margin was partially offset by a 260 basis point gross profit margin improvement for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization. Operating expenses were $42.7 million for the six months ended June 30, 2024 and $47.2 million for the six months ended June 30, 2023, a decrease of $4.4 million or 9.4%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $20.8 million for the six months ended June 30, 2024, compared to $24.6 million for the six months ended June 30, 2023, a decrease of $3.8 million or 15.4%. The decrease in store operating costs was primarily due to the fiscal 2023 consolidation of twelve retail locations after June 30, 2023 as well as the seven retail locations closed in the first half of 2024. Additionally, as part of our 2023 charitable initiatives, we had approximately $0.4 million more charitable donations in the six months ended June 30, 2023 as compared to the six months ended June 30, 2024.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, decreased to $21.9 million for the six months ended June 30, 2024 compared to $22.5 million for the six months ended June 30, 2023, a decrease of $0.6 million or 2.8%. Selling, general, and administrative costs increased by $0.7 million or 4.7% for the six months ended June 30, 2024 primarily as a result of one-time severances and related professional fees and increased marketing expenses related to various proprietary product launches. This increase was offset by the estimated credit recoveries of $0.5 million in the six months ended June 30, 2024, primarily due to a $0.3 million settlement received in bankruptcy proceedings related to a note receivable, as compared to the estimated credit loss of $0.4 million in the six months ended June 30, 2023.

Other Income (Expense)

Other income (expense) was $1.3 million for the six months ended June 30, 2024 compared to $2.0 million for the six months ended June 30, 2023. This decrease is primarily attributable to the $0.9 million gain recognized in the six months ended June 30, 2023 related to a prior acquisition indemnity holdback.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,896)	$(5,699)	$(14,733)	$(11,833)
Provision for income taxes	95	93	93	93
Interest income	(737)	(753)	(1,339)	(1,181)
Interest expense	14	3	70	5
Depreciation and amortization	3,615	3,824	7,357	7,756
EBITDA	$(2,909)	$(2,532)	$(8,552)	$(5,160)
Share-based compensation	654	947	1,432	1,514
Investment income	718	1,181	1,298	1,181
Restructuring and other charges (1)	394	1,260	1,808	1,519
Adjusted EBITDA	$(1,143)	$856	$(4,014)	$(946)
(1) Consists primarily of expenditures related to the activity of store and distribution consolidation and one-time severances

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2024, we had working capital of $105.4 million compared to working capital of $116.5 million as of December 31, 2023, a decrease of $11.2 million. The decrease in working capital from December 31, 2023 to June 30, 2024 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities as well as reductions in inventory and common stock repurchases.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $56.0 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

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

During the three and six months ended June 30, 2024, we repurchased 1.7 million shares of common stock for $4.2 million, an average price of $2.39 per share. As of June 30, 2024, approximately $1.8 million remained available under the stock repurchase program. We retired 0.8 million shares of common stock repurchased under the program in the three and six months ended June 30, 2024.

Cash Flows

The following discussion sets forth the major sources and uses of cash for the six months ended June 30, 2024 and 2023.

Operating Activities

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2024 was $4.0 million compared to net cash provided by operating activities of $7.4 million for the six months ended June 30, 2023. The changes in operating cash were primarily driven by the increased net loss as previously discussed.

Investing Activities

Net cash and cash equivalents provided by investing activities for the six months ended June 30, 2024 was $6.2 million compared to net cash used by investing activities of $17.6 million for the six months ended June 30, 2023. Investing activities for the six months ended June 30, 2024 were primarily attributable to investment of excess cash into marketable securities of $28.0 million, offset by maturity of marketable securities of $35.6 million. We also had purchases of property and equipment of $1.4 million during the six months ended June 30, 2024. Investing activities for the six months ended June 30, 2023 were primarily attributable to investment of excess cash into marketable securities of $51.7 million, offset by maturity of marketable securities of $42.6 million, and purchases of property and equipment of $5.5 million, which was primarily related to the implementation and design of a new enterprise resource planning software system.

Financing Activities

Net cash and cash equivalents used in financing activities for the six months ended June 30, 2024 was $4.3 million and was primarily attributable to common stock repurchased under our share repurchase program. Net cash and cash equivalents used in financing activities for the six months ended June 30, 2023 was $0.2 million and was primarily attributable to common stock withheld for employee payroll taxes.

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

As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of June 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2023 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

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

As of June 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of June 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2024 because of the material weaknesses in internal control over financial reporting discussed below.

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

While these material weaknesses did not result in material misstatements of the Company's Condensed Consolidated Financial Statements as of and for the year ended December 31, 2023, and management does not believe that these material weaknesses resulted in material misstatements as of June 30, 2024, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

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

The following table contains information for shares of common stock repurchased pursuant to the program during the three months ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans or Programs
April 1 - April 30, 2024	800,007	$2.33	800,007	$4,138,558
May 1 - May 31, 2024	290,470	2.50	290,470	$3,413,189
June 1 - June 30, 2024	648,479	2.43	648,479	$1,836,594
Total	1,738,956	$2.39	1,738,956

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the purpose of specifying certain annual bonus performance targets contemplated by the employment agreements previously entered into with its executive officers, effective as of April 22, 2024, the Company entered into a Long-Term Incentive Agreement ("LTI Agreement") with each executive officer. The LTI Agreements establish a cash bonus program based on the sale or license of the Company's proprietary brand products each year during the three-year period beginning January 1, 2024 and ending December 31, 2026. The amount payable, if any, is determined based on the growth in revenues derived from proprietary brand products relative to total revenues in the Cultivation and Gardening segment. The minimum cash bonus is earned if the percentage of proprietary brand sales as a portion of total sales in a given year increases by 300 basis points, and the maximum cash bonus is earned if the percentage of proprietary brand sales as a portion of total sales in a given year increases by 600 basis points or more. If earned, the amount payable vests in three equal installments, with one-third vesting as of the end of the applicable year and an additional one-third vesting as of the end of each of the next two years, subject to continued employment with the Company, and subject to acceleration in certain circumstances such as retirement. Copies of each LTI Agreement are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3.

ITEM 6. EXHIBITS

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as filed on November 9, 2015)
10.1	Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Darren Lampert
10.2	Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Michael Salaman
10.3	Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Gregory Sanders
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer*
32.2	Section 1350 certification of principal financial and accounting officer*
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2024.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)