Form 10-Q
period 2024-09-30
GrowGeneration Corp.
filed 2024-11-12
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2024
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

As of November 6, 2024 there were 59,244,518 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$27,436	$29,757
Marketable securities	27,787	35,212
Accounts receivable, net of allowance for credit losses of $1,800 and $1,363 at September 30, 2024 and December 31, 2023, respectively	10,324	8,895
Notes receivable, current, net of allowance for credit losses of $— and $1,732 at September 30, 2024 and December 31, 2023, respectively	1,106	193
Inventory	48,025	64,905
Prepaid income taxes	201	516
Prepaid and other current assets	7,688	7,973
Total current assets	122,567	147,451

Property and equipment, net	21,119	27,052
Operating leases right-of-use assets, net	36,453	39,933
Notes receivable, long-term	—	106
Intangible assets, net	11,152	16,180
Goodwill	7,525	7,525
Other assets	823	843
TOTAL ASSETS	$199,639	$239,090
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,183	$11,666
Accrued liabilities	2,536	2,530
Payroll and payroll tax liabilities	2,354	2,169
Customer deposits	2,631	5,359
Sales tax payable	1,310	1,185
Current maturities of operating lease liabilities	7,523	8,021
Total current liabilities	24,537	30,930

Operating lease liabilities, net of current maturities	31,620	34,448
Other long-term liabilities	317	317
Total liabilities	56,474	65,695
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 59,242,200 and 61,483,762 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	59	61
Additional paid-in capital	375,407	373,433
Accumulated deficit	(232,301)	(200,099)
Total stockholders' equity	143,165	173,395
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$199,639	$239,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$50,006	$55,678	$151,430	$176,430
Cost of sales (exclusive of depreciation and amortization shown below)	39,196	39,490	113,835	126,816
Gross profit	10,810	16,188	37,595	49,614

Operating expenses:
Store operations and other operational expenses	10,032	11,658	30,876	36,288
Selling, general, and administrative	7,405	7,582	22,417	21,923
Estimated credit losses (recoveries)	272	257	(210)	681
Depreciation and amortization	4,972	4,721	12,329	12,477
Impairment loss	220	—	220	—
Total operating expenses	22,901	24,218	65,632	71,369

Loss from operations	(12,091)	(8,030)	(28,037)	(21,755)

Other income (expense):
Other (expense) income	(50)	(23)	(13)	786
Interest income	663	705	2,002	1,886
Interest expense	—	(1)	(70)	(6)
Total other income	613	681	1,919	2,666

Net loss before taxes	(11,478)	(7,349)	(26,118)	(19,089)

Benefit (provision) for income taxes	43	—	(50)	(93)

Net loss	$(11,435)	$(7,349)	$(26,168)	$(19,182)

Net loss per share, basic	$(0.19)	$(0.12)	$(0.43)	$(0.31)
Net loss per share, diluted	$(0.19)	$(0.12)	$(0.43)	$(0.31)

Weighted average shares outstanding, basic	59,268	61,272	60,479	61,127
Weighted average shares outstanding, diluted	59,268	61,272	60,479	61,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	61,484	$61	—	$—	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	23	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(29)	—	(29)
Share-based compensation	—	—	—	—	778	—	778
Net loss	—	—	—	—	—	(8,837)	(8,837)
Balances, March 31, 2024	61,507	$62	—	$—	$374,182	$(208,936)	$165,308
Common stock issued for share-based compensation	181	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(99)	—	(99)
Share-based compensation	—	—	—	—	654	—	654
Repurchase of common stock	—	—	(1,739)	(4,190)	—	—	(4,190)
Cancellation of common stock	(800)	(1)	800	1,874	—	(1,873)	—
Net loss	—	—	—	—	—	(5,896)	(5,896)
Balances, June 30, 2024	60,888	$61	(939)	$(2,316)	$374,737	$(216,705)	$155,777
Common stock issued for share based compensation	71	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	672	—	672
Repurchase of common stock	—	—	(778)	(1,847)	—	—	(1,847)
Cancellation of common stock	(1,717)	(2)	1,717	4,163	—	(4,161)	—
Net loss	—	—	—	—	—	(11,435)	(11,435)
Balances, September 30, 2024	59,242	$59	—	$—	$375,407	$(232,301)	$143,165

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	61,010	$61	—	$—	$369,938	$(153,603)	$216,396
Common stock issued for share-based compensation	25	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(70)	—	(70)
Share-based compensation	—	—	—	—	511	—	511
Net loss	—	—	—	—	—	(6,134)	(6,134)
Balances, March 31, 2023	61,035	$61	—	$—	$370,379	$(159,737)	$210,703
Common stock issued for share-based compensation	159	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(105)	—	(105)
Share-based compensation	—	—	—	—	816	—	816
Non-cash repurchase of liability awards	—	—	—	—	653	—	653
Liability redemption associated with business acquisition	35	—	—	—	120	—	120
Net loss	—	—	—	—	—	(5,699)	(5,699)
Balances, June 30, 2023	61,229	$61	—	$—	$371,863	$(165,436)	$206,488
Common stock issued for share-based compensation	80	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(12)	—	(12)
Share-based compensation	—	—	—	—	938	—	938
Net loss	—	—	—	—	—	(7,349)	(7,349)
Balances, September 30, 2023	61,309	$61	—	$—	$372,789	$(172,785)	$200,065

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,168)	$(19,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,329	12,477
Share-based compensation	2,104	2,452
Estimated credit (recoveries) losses	(210)	681
Loss on asset disposition	440	85
Change in value of marketable securities	(1,041)	(981)
Impairment loss on operating lease right-of-use assets	220	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,026)	518
Inventory	16,827	2,691
Prepaid expenses and other assets	619	(510)
Accounts payable and accrued liabilities	(3,488)	6,352
Operating leases	(61)	88
Payroll and payroll tax liabilities	185	(2,644)
Customer deposits	(2,728)	588
Sales tax payable	125	162
Net cash and cash equivalents (used in) provided by operating activities	(2,873)	2,777
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,050)
Purchase of marketable securities	(41,878)	(85,768)
Maturities of marketable securities	50,344	83,398
Purchase of property and equipment	(1,880)	(5,995)
Proceeds from disposals of assets	131	235
Net cash and cash equivalents provided by (used in) investing activities	6,717	(11,180)
Cash flows from financing activities:
Principal payments on long term debt	—	(50)
Common stock withheld for employee payroll taxes	(129)	(187)
Common stock repurchased	(6,036)	—
Net cash and cash equivalents used in financing activities	(6,165)	(237)
Net decrease in cash and cash equivalents	(2,321)	(8,640)
Cash and cash equivalents at the beginning of period	29,757	40,054
Cash and cash equivalents at the end of period	$27,436	$31,414

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Cash paid for interest	$70	$6
Cash paid for income taxes	$44	$93
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$3,506	$4,173
Cancellation of common stock	$6,036	$—
Purchase of property and equipment accrued in accounts payable	$11	$355
Non-cash repurchase of liability awards	$—	$653
Liability redemption associated with business acquisition	$—	$120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

As of September 30, 2024, GrowGeneration has 31 retail locations across 12 states in the U.S. The Company also operates an online superstore for cultivators at growgeneration.com, as well as a wholesale business for resellers, HRG Distribution, and a benching, racking, and storage solutions business, Mobile Media or MMI.

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
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment's reported profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard and will adopt this guidance in the fourth quarter of 2024 to provide additional disclosures as required.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and were $0.5 million and $1.0 million for the three and nine months ended September 30, 2023. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	September 30, 2024	December 31, 2023
Cash equivalents	1	$17,583	$17,300
Marketable securities	2	$27,787	$35,212

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
September 30, 2024
(Unaudited)
Contract Assets and Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable (contract asset) or a customer deposit (contract liability). The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Opening balance, January 1, 2024	$8,895	$5,359
Closing balance, September 30, 2024	10,324	2,631
Increase (decrease)	$1,429	$(2,728)

Opening balance, January 1, 2023	$8,336	$4,338
Closing balance, September 30, 2023	8,351	4,926
Increase	$15	$588

Of the total amount of customer deposit liability as of January 1, 2024, $4.4 million was reported as revenue during the nine months ended September 30, 2024. Of the total amount of customer deposit liability as of January 1, 2023, $2.9 million was reported as revenue during the nine months ended September 30, 2023.

Notes receivable at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Notes receivable	$1,106	$2,031
Allowance for credit losses	—	(1,732)
Notes receivable, net	$1,106	$299

The following table summarizes changes in notes receivable balances that have been deemed impaired.

	September 30, 2024	December 31, 2023
Notes receivable	$—	$1,732
Allowance for credit losses	—	(1,732)
Notes receivable, net	$—	$—

During the nine months ended September 30, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 13, Commitment and Contingencies, for additional information regarding the settlement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Vehicles	$2,524	$2,558
Building and land	2,121	2,121
Leasehold improvements	12,049	11,920
Furniture, fixtures and equipment	13,059	14,364
Capitalized software	16,250	16,085
Construction-in-progress	468	—
Total property and equipment, gross	46,471	47,048
Accumulated depreciation and amortization	(25,352)	(19,996)
Property and equipment, net	$21,119	$27,052

Depreciation and amortization expense related to property and equipment was $3.3 million and $7.3 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense related to property and equipment was $2.5 million and $5.8 million for the three and nine months ended September 30, 2023, respectively. In conjunction with the Company's restructuring activities as discussed in Note 16, Restructuring, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in a $1.5 million increase to depreciation and amortization expense related to property and equipment in the three and nine months ended September 30, 2024. Refer to Note 16, Restructuring, for additional information on the restructuring activities.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$5,920	$1,605	$7,525
Balance as of September 30, 2024	$5,920	$1,605	$7,525

Accumulated impairment for goodwill was $125.9 million as of September 30, 2024 and December 31, 2023.

The changes in intangible assets by segment for the nine months ended September 30, 2024 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$13,501	$2,679	$16,180
Amortization	(4,442)	(586)	(5,028)
Balance as of September 30, 2024	$9,059	$2,093	$11,152

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$28,198	$(20,572)	$7,626	$28,198	$(16,488)	$11,710
Patents, trademarks	69	(69)	—	69	(69)	—
Customer relationships	13,192	(9,693)	3,499	13,192	(8,813)	4,379
Non-competes	864	(837)	27	864	(773)	91
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Total	$43,459	$(32,307)	$11,152	$43,459	$(27,279)	$16,180

Amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2024, respectively. Amortization expense was $2.2 million and $6.9 million for the three and nine months ended September 30, 2023, respectively.

Future amortization expense as of September 30, 2024 was as follows:

2024 (remainder of the year)	$1,677
2025	6,339
2026	2,231
2027	799
2028	82
Thereafter	24
Total	$11,152

7. INCOME TAXES

For the nine months ended September 30, 2024, the effective tax rate was 0.2%, compared to 0.4% for the nine months ended September 30, 2023. The effective tax rate for each of the nine months ended September 30, 2024 and 2023 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of September 30, 2024, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	September 30, 2024	December 31, 2023
Operating leases right-of-use assets	$36,453	$39,933

Current maturities of operating lease liability	$7,523	$8,021
Operating lease liability, net of current maturities	31,620	34,448
Total lease liability	$39,143	$42,469

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	September 30,
	2024	2023
Weighted average remaining lease term	5.7 years	6.1 years
Weighted average discount rate	6.2%	6.0%

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

The Company's subleases generally do not relieve it of its primary obligations under the corresponding head lease. As a result, the Company accounts for the head lease based on the original assessment at inception. Additionally, the Company determines if the sublease arrangement is either a sales-type, direct financing, or operating lease at inception. The Company's subleases are all operating leases related to the sublease of a closed retail location. The Company recognizes sublease income within Store operations and other operational expenses.

If the total remaining lease cost on the head lease for the term of the sublease is greater than the anticipated sublease income, the right-of-use asset is assessed for impairment. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. In conjunction with the Company's restructuring activities as discussed in Note 16, Restructuring, the Company assessed and impaired the right-of-use assets of certain closed retail locations, which resulted in an impairment loss of $0.2 million in the three and nine months ended September 30, 2024. Refer to Note 16, Restructuring, for additional information on the restructuring activities.

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$2,441	$2,738	$7,535	$8,434
Variable lease costs	641	176	1,656	1,466
Short-term lease costs	102	98	295	241
Sublease income	(276)	(272)	(827)	(877)
Total operating lease costs	$2,908	$2,740	$8,659	$9,264

Future maturities of the Company's operating lease liabilities and receipts from subleases as of September 30, 2024 were as follows:

	Lease Payments	Sublease Receipts
2024 (remainder of the year)	$2,458	$(204)
2025	9,525	(1,187)
2026	8,315	(1,222)
2027	6,491	(1,257)
2028	6,022	(1,294)
Thereafter	13,595	(2,801)
Total lease payments (receipts)	46,406	(7,965)
Less: imputed interest	(7,263)
Operating lease liability as of September 30, 2024	$39,143

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Supplemental and other information related to leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$7,574	$8,321

9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive loss per share computation for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(11,435)	$(7,349)	$(26,168)	$(19,182)
Weighted average shares outstanding, basic	59,268	61,272	60,479	61,127
Effect of dilutive outstanding restricted stock units, stock options, and warrants	—	—	—	—
Adjusted weighted average shares outstanding, dilutive	59,268	61,272	60,479	61,127
Basic loss per share	$(0.19)	$(0.12)	$(0.43)	$(0.31)
Dilutive loss per share	$(0.19)	$(0.12)	$(0.43)	$(0.31)

Diluted loss per share calculations for the three and nine months ended September 30, 2024 excluded 0.7 million and 0.8 million of non-vested restricted stock units, respectively. In addition, for each of the three and nine months ended September 30, 2024, 0.5 million shares of common stock issuable upon exercise of stock options were excluded that would have been anti-dilutive. Diluted loss per share calculations for the three and nine months ended September 30, 2023 excluded 1.1 million and 1.0 million shares of non-vested restricted stock units, respectively. In addition, for each of the three and nine months ended September 30, 2023, 0.6 million shares of common stock issuable upon exercise of stock options, and 33 thousand shares of common stock issuable upon exercise of the stock purchase warrants were excluded that would have been anti-dilutive.

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

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The Company recorded share-based compensation expense of $0.7 million and $2.1 million in the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Restricted stock unit activity for the nine months ended September 30, 2024 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	904,834	$5.23
Granted	672,375	$2.29
Vested	(329,417)	$5.52
Forfeited	(108,250)	$4.05
Nonvested as of September 30, 2024	1,139,542	$3.53

As of September 30, 2024, the Company had approximately $2.7 million of unrecognized share-based compensation related to restricted stock units, which are expected to be recognized over a weighted average period of approximately 1.9 years.

Stock Options

Stock option activity for the nine months ended September 30, 2024 is presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	577,998	$4.01	0.95	$2.25
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(129,832)	3.65	—	2.20
Outstanding as of September 30, 2024	448,166	$4.11	0.25	$2.26
Vested and exercisable as of September 30, 2024	448,166	$4.11	0.25	$2.26

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
On June 15, 2023, the three employees subject to these awards entered into new employment agreements which superseded the prior agreements and removed the liability awards from their compensation package. In accordance with ASC 718-20-35-2A through 718-20-35-9, these awards were evaluated and accounted for as modified awards. In the nine months ended September 30, 2023, the liability of $0.7 million was relieved to additional paid-in capital and no awards were outstanding as of September 30, 2024 and December 31, 2023.

11. STOCKHOLDERS' EQUITY

On March 20, 2024, the Board authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024. This share repurchase program was intended to enhance long-term shareholder value. The program did not obligate the Company to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases was dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program could be amended, suspended, or discontinued at any time by the Company.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
During the three and nine months ended September 30, 2024, respectively, the Company repurchased 0.8 million and 2.5 million shares of common stock at an average price of $2.36 and $2.38 per share exclusive of incremental direct costs. As of September 30, 2024, the Company completed all purchases available under the stock repurchase program. The Company recognized the common stock repurchased as treasury stock at the amount paid to repurchase its shares, including the incremental direct costs to repurchase the common stock, as a reduction to stockholders' equity on the Condensed Consolidated Balance Sheets.

The Company retired 1.7 million and 2.5 million shares of treasury stock under the share repurchase program in the three and nine months ended September 30, 2024, respectively. The shares were returned to the status of authorized but unissued shares. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess cost over par value is recognized as a deduction from retained earnings. Treasury stock is retired on a first in, first out basis.

12. ACQUISITIONS

The Company's acquisition strategy has been primarily to acquire (i) well-established, profitable hydroponic garden centers in markets where the Company does not have a market presence or in markets where it is increasing its market presence; and (ii) proprietary brands.
Acquisitions during the nine months ended September 30, 2024

The Company had no acquisitions during the nine months ended September 30, 2024.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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

In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. In February 2024, the Company received $0.3 million from the bankruptcy proceedings, which it recorded as a recovery on the $1.5 million Note & Option. The remainder of the Note & Option, which were fully reserved, were written off during the nine months ended September 30, 2024.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2024, the Company did not have any liabilities associated with indemnities.

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

14. RELATED PARTIES

The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and were immaterial for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, there was an immaterial amount outstanding due to the firm.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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

Disaggregated revenue by segment is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2024	2023	2024	2023
Cultivation and Gardening
Proprietary brand sales	$9,856	$9,304	$29,513	$27,631
Non-proprietary brand sales	31,521	38,731	101,082	125,082
Total Cultivation and Gardening	41,377	48,035	130,595	152,713
Storage Solutions
Commercial fixture sales	8,629	7,643	20,835	23,717
Total Storage Solutions	8,629	7,643	20,835	23,717
Total	$50,006	$55,678	$151,430	$176,430

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2024	2023	2024	2023
Cultivation and Gardening
Consumables	$30,338	$35,319	$94,196	$106,401
Durables	11,039	12,716	36,399	$46,312
Total Cultivation and Gardening	41,377	48,035	130,595	$152,713
Storage Solutions
Durables	8,629	7,643	20,835	$23,717
Total Storage Solutions	8,629	7,643	20,835	$23,717
Total	$50,006	$55,678	$151,430	$176,430

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Selected information by segment is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
Cultivation and Gardening	$41,377	$48,035	$130,595	$152,713
Storage Solutions	8,629	7,643	20,835	23,717
Total net sales	50,006	55,678	151,430	176,430
Gross profit
Cultivation and Gardening	7,170	12,644	28,431	39,210
Storage Solutions	3,640	3,544	9,164	10,404
Total gross profit	10,810	16,188	37,595	49,614
Segment operating (loss) profit
Cultivation and Gardening	(1,548)	2,306	1,525	6,574
Storage Solutions	2,326	2,224	5,194	6,752
Total segment operating profit	778	4,530	6,719	13,326
Corporate expenses
Selling, general, and administrative	7,405	7,582	22,417	21,923
Estimated credit losses (recoveries)	272	257	(210)	681
Depreciation and amortization	4,972	4,721	12,329	12,477
Impairment loss	220	—	220	—
Loss from operations	$(12,091)	$(8,030)	$(28,037)	$(21,755)
The Company does not evaluate segments by assets as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.

16. RESTRUCTURING

On July 22, 2024, the Company announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of its Gardening and Cultivation segment such as its proprietary brands, commercial sales, and e-commerce business. The restructuring plan primarily includes reductions in cost structure by closing and consolidating twelve redundant or underperforming retail locations, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

The Company's restructuring and restructuring related charges consists of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Since the restructuring activities were announced in July 2024, the Company incurred aggregate restructuring and restructuring-related costs of $2.1 million, presented on the Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2024 as follows:

Restructuring
Cultivation and Gardening segment:
Cost of sales(1)	$1,039
Gross profit	(1,039)
Store operations and other operational expenses (2)	658
Segment operating loss	(1,697)
Corporate expenses:
Selling, general, and administrative (3)	88
Impairment loss (4)	220
Other expense (5)	50
Total restructuring and restructuring related charges	$(2,055)

(1) Includes inventory disposal costs
(2) Costs consist of retail location closure costs and employee termination benefits
(3) Includes employee termination benefits and other associated costs
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures

In conjunction with the Company's restructuring activities related to operational and administrative improvements, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in an $1.5 million increase to depreciation and amortization expense related to property and equipment in the three and nine months ended September 30, 2024. Additionally, certain facilities costs related to closed retail locations for which the Company is pursuing sublease arrangements will be paid over the remaining terms which extend through 2032.

The liabilities associated with restructuring costs are included in Accrued liabilities and Payroll and payroll tax liabilities on the Condensed Consolidated Balance Sheets. Activities related to liabilities incurred under the restructuring plan are as follows:

	Retail Location Closures	Termination Benefits	Other Associated Costs	Total
Balance as of January 1, 2024	$—	$—	$—	$—
Additions	556	211	29	796
Payments and other adjustments	(404)	(73)	(29)	(506)
Balance as of September 30, 2024	$152	$138	$—	$290

Overall, the Company expects to incur a total of approximately $2.4 million in restructuring and restructuring-related costs, including the $2.1 million previously incurred. The remainder of the expected charges primarily relate to corporate operational and administrative contract terminations and other associated costs. The Company expects that these restructuring activities will be substantially completed by the end of the first quarter of 2025.

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

We make our products available to growers through a variety of channels, including hydroponic retail locations, a commercial sales teams serving commercial cultivators, an online platform for cultivators at growgeneration.com, and a wholesale business, HRG Distribution, that markets to resellers in both the hydroponic and traditional gardening markets. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of September 30, 2024.

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

Strategic Restructuring Plan

In July 2024, we announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of our Gardening and Cultivation segment such as our proprietary brands, commercial sales, and e-commerce business. These restructuring plans have primarily included product development costs, digital transformation initiatives, reductions in cost structure by closing and consolidating 12 redundant or underperforming retail locations, in addition to the 7 retail locations closed in the first half of 2024, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

Our restructuring and restructuring related charges consists of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs.

Since the restructuring activities were announced in July 2024, we have incurred aggregate restructuring and restructuring-related costs of $2.1 million, presented on the Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2024 as follows:

Restructuring
Cultivation and Gardening segment:
Cost of sales(1)	$1,039
Gross profit	(1,039)
Store operations and other operational expenses (2)	658
Segment operating loss	(1,697)
Corporate expenses:
Selling, general, and administrative (3)	88
Impairment loss (4)	220
Other expense (5)	50
Total restructuring and restructuring related charges	$(2,055)

(1) Includes inventory disposal costs
(2) Costs consist of retail location closure costs including related contract termination costs and employee termination benefits
(3) Includes employee termination benefits and other associated costs
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures

In addition to the effect on cost of sales shown above related to inventory disposal costs, we estimate we incurred a $0.9 million loss in gross profit due to inventory discounts offered in conjunction with exiting the twelve retail locations. Also in conjunction with our restructuring activities to support operational and administrative improvements, we reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in an $1.5 million increase to depreciation and amortization expense related to property and equipment in the three and nine months ended September 30, 2024.

As of September 30, 2024, the outstanding restructuring liability was $0.3 million pertaining to employee termination benefits and contract terminations costs related to retail location closures, which we expect to pay before the end of the first quarter of 2025. However, certain facilities costs related to closed retail locations for which we are pursuing sublease arrangements will be paid over the remaining terms which extend through 2032 at the latest.

Overall, we expect to incur a total of approximately $2.4 million in restructuring and restructuring-related costs, including the $2.1 million previously incurred. The remainder of the expected charges primarily relate to corporate operational and administrative contract terminations and other associated costs. We expect that these restructuring activities will be substantially completed by the end of the first quarter of 2025 and will improve gross profit margin and profitability while generating annualized cost savings of approximately $12.0 million.

Refer to Note 16, Restructuring, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding restructuring activities.

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

Since our founding in 2014, GrowGeneration has acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of September 30, 2024. GrowGeneration has also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our distribution business, HRG, and our benching, racking, and storage solutions business, MMI. GrowGeneration regularly seeks and evaluates accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates.

Our main growth strategies for the Storage Solutions segment include expanding the types of customers and industries to which we sell our Storage Solutions products, including greater penetration in agriculture and golf and country clubs. In March 2024, we announced we had engaged Lake Street Capital to advise and assist in exploring strategic opportunities for our benching, racking, and storage solutions business.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended September 30, 2024 and 2023

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,
	2024		2023		Year-to-Year Variance
Net sales	$50,006	100.0%	$55,678	100.0%	$(5,672)	(10.2)%
Cost of sales	39,196	78.4%	39,490	70.9%	(294)	(0.7)%
Gross profit	10,810	21.6%	16,188	29.1%	(5,378)	(33.2)%
Operating expenses	22,901	45.8%	24,218	43.5%	(1,317)	(5.4)%
Loss from operations	(12,091)	(24.2)%	(8,030)	(14.4)%	(4,061)	(50.6)%
Other income	613	1.2%	681	1.2%	(68)	(10.0)%
Net loss before taxes	(11,478)	(23.0)%	(7,349)	(13.2)%	(4,129)	(56.2)%
Benefit for income taxes	43	0.1%	—	—%	43	*
Net loss	$(11,435)	(22.9)%	$(7,349)	(13.2)%	$(4,086)	(55.6)%
*Percentage is not meaningful.

Net Sales

Net sales for the three months ended September 30, 2024 were $50.0 million, a decrease of $5.7 million or 10.2% as compared to net sales of $55.7 million for the three months ended September 30, 2023.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $41.4 million for the three months ended September 30, 2024 compared to $48.0 million for the three months ended September 30, 2023. This decrease in net sales was primarily due to the fiscal 2023 consolidation of 6 retail locations after September 30, 2023 as well as the closure of 19 retail locations to date in fiscal 2024, which include the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. Additionally, we estimate that inventory sales discounts related to exiting the 12 restructuring retail locations contributed to reduced net sales of $0.9 million in the three months ended September 30, 2024. Same-store sales increased approximately 12.5%, primarily attributable to commercial sales growth, customer retention in markets where there were retail location closures and improvements in our e-commerce site sales volume. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended September 30, 2024 increased to 23.8% as compared to 19.4% for the three months ended September 30, 2023, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various proprietary product launches. The percentage of Cultivation and Gardening net sales related to consumable products remained relatively flat at 73.3% and 73.5% for the three months ended September 30, 2024 and 2023, respectively.

Additionally, net sales of commercial fixtures within our Storage Solutions segment increased to $8.6 million, or 12.9%, for the three months ended September 30, 2024 compared to $7.6 million for the three months ended September 30, 2023, primarily due to increased demand from retail customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 was $39.2 million, a decrease of $0.3 million or 0.7% compared to $39.5 million for the three months ended September 30, 2023. The corresponding reduction in cost of sales as compared to the 10.2% decrease in net sales, as previously discussed, was largely offset by the additional $1.0 million of inventory disposal costs incurred as part of the restructuring plan as well as reduced inventory discounts from vendors in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Gross Profit

Gross profit was $10.8 million for the three months ended September 30, 2024 compared to $16.2 million for the three months ended September 30, 2023, a decrease of $5.4 million or 33.2%. The decrease in gross profit was primarily related to the Gardening and Cultivation segment, which decreased $5.5 million, or 43.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, largely as a result of the decrease in sales volume due to store consolidations and the effects of the strategic restructuring plan, including the estimated $0.9 million in inventory sales discounts and the additional $1.0 million of inventory disposal costs incurred in the three months ended September 30, 2024. Gross profit from our Storage Solutions segment increased $0.1 million, or 2.7%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Gross profit margin was 21.6% for the three months ended September 30, 2024, a decrease of 750 basis points from a gross profit margin of 29.1% for the three months ended September 30, 2023. The decrease in gross profit margin was largely driven by the Gardening and Cultivation segment, which had a gross profit margin of 17.3% for the three months ended September 30, 2024 as compared to 26.3% for the three months ended September 30, 2023, due to the effects of the strategic restructuring plan, including the inventory disposal costs and inventory sales discounts, reduced inventory discounts from vendors, and continued industry pricing compression on distributed products.

Gross profit margin also decreased for the Storage Solutions segment to 42.2% in the three months ended September 30, 2024 from 46.4% in three months ended September 30, 2023, primarily driven by higher costs of inventory.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $22.9 million for the three months ended September 30, 2024 and $24.2 million in the three months ended September 30, 2023, a decrease of $1.3 million or 5.4%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $10.0 million for the three months ended September 30, 2024, compared to $11.7 million for the three months ended September 30, 2023, a decrease of $1.6 million or 13.9%. The decrease in store operating costs was primarily due to the fiscal 2023 consolidation of 6 retail locations after September 30, 2023 as well as the 19 retail locations closed to date in fiscal 2024, including the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. This decrease was partially offset by the additional $0.7 million of restructuring costs incurred in the three months ended September 30, 2024 related to exiting those retail locations and the related employee termination benefits.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, remained stable at $12.6 million for each of the three months ended September 30, 2024 and three months ended September 30, 2023. Selling, general, and administrative costs decreased by $0.2 million or 2.3% for the three months ended September 30, 2024 primarily as a result of decreased professional fees and corporate expenses and decreased share-based compensation. This decrease in selling, general, and administrative expense was partially offset by a net $0.3 million increase in depreciation and amortization expense in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which included increased depreciation and amortization expense related to property and equipment of approximately $0.8 million driven by the accelerated depreciation and amortization for certain capitalized software assets reassessed as part of our restructuring activities and decreased amortization expense of approximately $0.6 million related to intangible assets as a result of intangible asset impairments in fourth quarter of fiscal 2023.

In conjunction with our strategic restructuring activities, we assessed the right-of-use assets of certain closed retail locations for impairment when we anticipated the total remaining lease cost for the term to be greater than the anticipated sublease income, which resulted in an impairment loss of $0.2 million in the three months ended September 30, 2024.

Other Income (Expense)

Other income (expense) remained relatively flat at approximately $0.6 million and $0.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

Comparison of the Unaudited Results for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024		2023		Year-to-Year Variance
Net sales	$151,430	100.0%	$176,430	100.0%	$(25,000)	(14.2)%
Cost of sales	113,835	75.2%	126,816	71.9%	(12,981)	(10.2)%
Gross profit	37,595	24.8%	49,614	28.1%	(12,019)	(24.2)%
Operating expenses	65,632	43.3%	71,369	40.5%	(5,737)	(8.0)%
Loss from operations	(28,037)	(18.5)%	(21,755)	(12.3)%	(6,282)	(28.9)%
Other income	1,919	1.3%	2,666	1.5%	(747)	(28.0)%
Net loss before taxes	(26,118)	(17.2)%	(19,089)	(10.8)%	(7,029)	(36.8)%
Benefit (provision) for income taxes	(50)	—%	(93)	(0.1)%	43	(46.2)%
Net loss	$(26,168)	(17.3)%	$(19,182)	(10.9)%	$(6,986)	(36.4)%

Net Sales

Net sales for the nine months ended September 30, 2024 were $151.4 million, a decrease of $25.0 million or 14.2% as compared to net sales of $176.4 million for the nine months ended September 30, 2023.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $130.6 million for the nine months ended September 30, 2024 compared to $152.7 million for the nine months ended September 30, 2023. This decrease in net sales was primarily due to the fiscal 2023 consolidation of 6 retail locations after September 30, 2023 as well as the closure of 19 retail locations to date in fiscal 2024, which include the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. In addition to continued industry pricing compression on distributed products, we estimate that inventory sales discounts related to exiting the 12 restructuring retail locations contributed to reduced net sales of $0.9 million in the nine months ended September 30, 2024. Same-store sales increased approximately 0.8%, primarily attributable to commercial sales growth and customer retention in markets where there were retail location closures. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the nine months ended September 30, 2024 was 22.6% as compared to 18.1% for the nine months ended September 30, 2023, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various proprietary product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the nine months ended September 30, 2024 was 72.1%, which was an increase from 69.7% for the nine months ended September 30, 2023. The increase in consumable sales as a percentage of net sales was driven mainly by increased brand adoption of proprietary growing media and nutrient products.

Additionally, net sales of commercial fixtures within our Storage Solutions segment decreased to $20.8 million for the nine months ended September 30, 2024 compared to $23.7 million for the nine months ended September 30, 2023, primarily due to a similar volume of projects with a decrease in average project size.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024 was $113.8 million, a decrease of $13.0 million or 10.2% compared to $126.8 million for the nine months ended September 30, 2023. The corresponding reduction in cost of sales as compared to the 14.2% decrease in net sales, as previously discussed, was offset by the additional $1.0 million of inventory disposal costs incurred related to the restructuring plan as well as reduced inventory discounts from vendors and other non-recurring costs associated with store consolidations in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Gross Profit

Gross profit was $37.6 million for the nine months ended September 30, 2024 compared to $49.6 million for the nine months ended September 30, 2023, a decrease of $12.0 million or 24.2%. The decrease in gross profit is primarily related to the Gardening and Cultivation segment, which decreased $10.8 million, or 27.5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, largely as a result of the decrease in sales volume due to store consolidations and the effects of the strategic restructuring plan, including the estimated $0.9 million in inventory sales discounts and the additional $1.0 million of inventory disposal costs incurred in the nine months ended September 30, 2024 as previously discussed. Additionally, gross profit from our Storage Solutions segment decreased $1.2 million, or 11.9%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the decrease in revenue.

Gross profit margin was 24.8% for the nine months ended September 30, 2024, a decrease of 330 basis points from a gross profit margin of 28.1% for the nine months ended September 30, 2023. The decrease in gross profit margin was largely driven by the Gardening and Cultivation segment, which had a gross profit margin of 21.8% for the nine months ended September 30, 2024 as compared to 25.7% for the nine months ended September 30, 2023 due to the effects of the strategic restructuring plan, including the inventory disposal costs and inventory sales discounts, reduced inventory discounts from vendors, and continued industry pricing compression on distributed products.

The gross profit margin for the Storage Solutions segment remained relatively flat at 44.0% for the nine months ended September 30, 2024 as compared to 43.9% for the nine months ended September 30, 2023.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $65.6 million for the nine months ended September 30, 2024 and $71.4 million for the nine months ended September 30, 2023, a decrease of $5.7 million or 8.0%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $30.9 million for the nine months ended September 30, 2024, compared to $36.3 million for the nine months ended September 30, 2023, a decrease of $5.4 million or 14.9%. The decrease in store operating costs was primarily due to the fiscal 2023 consolidation of 6 retail locations after September 30, 2023 as well as the 19 retail locations closed to date in fiscal 2024, including the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. This decrease was partially offset by the additional $0.7 million of restructuring costs incurred the nine months ended September 30, 2024 related to exiting those retail locations and the related employee termination benefits. Additionally, as part of our 2023 charitable initiatives, we had approximately $0.4 million more charitable donations in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2024.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, decreased to $34.5 million for the nine months ended September 30, 2024 compared to $35.1 million for the nine months ended September 30, 2023, a decrease of $0.5 million or 1.6%. Selling, general, and administrative costs increased by $0.5 million or 2.3% for the nine months ended September 30, 2024 primarily as a result of one-time severances and related professional fees and increased marketing expenses related to various proprietary product launches. This increase was offset by the estimated credit recoveries of $0.2 million in the nine months ended September 30, 2024, primarily due to a $0.3 million settlement received in bankruptcy proceedings related to a note receivable, as compared to the estimated credit loss of $0.7 million in the nine months ended September 30, 2023. Additionally, the increase in selling, general, and administrative expense was offset by a net $0.1 million decrease in depreciation and amortization expense in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which included increased depreciation and amortization expense related to property and equipment of approximately $1.5 million driven by the accelerated depreciation and amortization for certain capitalized software assets reassessed as part of our restructuring activities and decreased amortization expense related to intangible assets of approximately $1.6 million as a result of intangible asset impairments in fourth quarter of fiscal 2023.

In conjunction with our strategic restructuring activities, we assessed and impaired the right-of-use assets of certain closed retail locations for which we anticipated the total remaining lease cost for the term to be greater than the anticipated sublease income, which resulted in an impairment loss of $0.2 million in the nine months ended September 30, 2024.

Other Income (Expense)

Other income (expense) was $1.9 million for the nine months ended September 30, 2024 compared to $2.7 million for the nine months ended September 30, 2023. This decrease is primarily attributable to the $0.9 million gain recognized in the nine months ended September 30, 2023 related to a prior acquisition indemnity holdback.

Use of Non-GAAP Financial Information

The following non-GAAP financial measures of EBITDA, Adjusted EBITDA, Adjusted Gross Profit, and Adjusted Gross Profit Margin are not in accordance with, or an alternative for, generally accepted accounting principles ("GAAP") and should be considered in addition to, and not as a substitute for, the most directly comparable GAAP financial measures. We believe these non-GAAP financial measures, when used in conjunction with their most directly comparable GAAP financial measures, net income (loss), gross profit, and gross profit margin, provide meaningful supplemental information to both management and investors, facilitating the evaluation of performance across reporting periods, identify trends affecting our business, and project future performance. Management uses these non-GAAP financial measures for internal planning and reporting purposes, and we believe that these non-GAAP financial measures may be useful to investors in their assessment of our operating performance, our ability to generate cash, and valuation. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies.

EBITDA and Adjusted EBITDA

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(11,435)	$(7,349)	$(26,168)	$(19,182)
(Benefit) provision for income taxes	(43)	—	50	93
Interest income	(663)	(705)	(2,002)	(1,886)
Interest expense	—	1	70	6
Depreciation and amortization	4,972	4,721	12,329	12,477
EBITDA	$(7,169)	$(3,332)	$(15,721)	$(8,492)
Share-based compensation	672	938	2,104	2,452
Investment income	623	705	1,921	1,886
Impairment loss (1)	220	—	220	—
Restructuring plan (2)	2,699	—	2,699	—
Consolidation and other charges (3)	567	781	2,375	2,300
Adjusted EBITDA	$(2,388)	$(908)	$(6,402)	$(1,854)
(1) Impairment loss related to the restructuring plan for operating lease right-of-use assets impairments
(2) Includes the $1.8 million incurred in the Condensed Consolidated Statements of Operations related to the restructuring plan as well as an estimated additional $0.9 million loss in gross profit due to inventory discounts offered in conjunction with the restructuring plan

(3) Consists primarily of expenditures related to the activity of store and distribution consolidation and one-time severances outside of the restructuring plan announced July 2024

Adjusted Gross Profit and Adjusted Gross Profit Margin

Adjusted Gross Profit and Adjusted Gross Profit Margin are non-GAAP financial measures commonly used in our industry and should not be construed in isolation as substitutions to gross profit or gross profit margin, defined as our gross profit as a percentage of net sales, as indicators of operating performance (each as determined in accordance with GAAP). GrowGeneration calculates Adjusted Gross Profit as gross profit adjusted to exclude the effects related to the strategic restructuring plan, and Adjusted Gross Profit Margin is calculated as Adjusted Gross Profit as a percentage of net sales.

Set forth below is a reconciliation of Adjusted Gross Profit and Adjusted Gross Profit Margin to gross profit and gross profit margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$50,006	$55,678	$151,430	$176,430
Cost of sales	39,196	39,490	113,835	126,816
Gross profit	$10,810	$16,188	$37,595	$49,614
Gross profit margin	21.6%	29.1%	24.8%	28.1%
Restructuring plan (1)	$1,903	$—	$1,903	$—
Adjusted Gross Profit	$12,713	$16,188	$39,498	$49,614
Adjusted Gross Margin	25.4%	29.1%	26.1%	28.1%
(1) Includes the $1.0 million incurred in Cost of sales within the Condensed Consolidated Statements of Operations related to the restructuring plan as well as an estimated additional $0.9 million loss in gross profit due to inventory discounts offered in conjunction with the restructuring plan

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2024, we had working capital of $98.0 million compared to working capital of $116.5 million as of December 31, 2023, a decrease of $18.5 million. The decrease in working capital from December 31, 2023 to September 30, 2024 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities as well as reductions in inventory and common stock repurchases.

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $55.2 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

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

Share Repurchase Program

On March 20, 2024, the Board of Directors of GrowGeneration authorized a share repurchase program, whereby we could repurchase up to $6.0 million worth of our common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024. This share repurchase program was intended to enhance long-term shareholder value. The program did not obligate us to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases was dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program could be amended, suspended, or discontinued at any time by GrowGeneration. Except for the our generally applicable insider trading policies, we do not maintain any policies or procedures relating to purchases and sales of its securities by our officers and directors during a repurchase program.

During the three months ended September 30, 2024, we repurchased 0.8 million shares of common stock for $1.8 million, an average price of $2.36 per share. During the nine months ended September 30, 2024, we repurchased 2.5 million shares of common stock for $6.0 million, an average price of $2.38 per share. As of September 30, 2024, we had completed all purchases available under the stock repurchase program. We retired 1.7 million and 2.5 million shares of common stock repurchased under the program in the three and nine months ended September 30, 2024, respectively.

Cash Flows

The following discussion sets forth the major sources and uses of cash for the nine months ended September 30, 2024 and 2023.

Operating Activities

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2024 was $2.9 million compared to net cash provided by operating activities of $2.8 million for the nine months ended September 30, 2023. The changes in operating cash were primarily driven by the increased net loss as previously discussed.

Investing Activities

Net cash and cash equivalents provided by investing activities for the nine months ended September 30, 2024 was $6.7 million compared to net cash used by investing activities of $11.2 million for the nine months ended September 30, 2023. Investing activities for the nine months ended September 30, 2024 were primarily attributable to investment of excess cash into marketable securities of $41.9 million, offset by maturity of marketable securities of $50.3 million. We also had purchases of property and equipment of $1.9 million during the nine months ended September 30, 2024. Investing activities for the nine months ended September 30, 2023 were primarily attributable to investment of excess cash into marketable securities of $85.8 million, offset by maturity of marketable securities of $83.4 million, and purchases of property and equipment of $6.0 million, which was primarily related to the implementation and design of a new enterprise resource planning software system.

Financing Activities

Net cash and cash equivalents used in financing activities for the nine months ended September 30, 2024 was $6.2 million, primarily attributable to common stock repurchased under our share repurchase program. Net cash and cash equivalents used in financing activities for the nine months ended September 30, 2023 was $0.2 million, related primarily to common stock withheld for employee payroll taxes.

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

As of the period covered by this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of September 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting identified by management as of December 31, 2023 (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

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

As of September 30, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Our management concluded that as of September 30, 2024, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2024 because of the material weaknesses in internal control over financial reporting discussed below.

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

While these material weaknesses did not result in material misstatements of the Company's Condensed Consolidated Financial Statements as of and for the year ended December 31, 2023, and management does not believe that these material weaknesses resulted in material misstatements as of September 30, 2024, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On March 20, 2024, the Board of Directors of the Company authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024. As of September 30, 2024, the Company completed all purchases available under the stock repurchase program.

The following table contains information for shares of common stock repurchased pursuant to the program during the three months ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans or Programs
July 1 - July 31, 2024	778,525	$2.36	778,525	$—
August 1 - August 31, 2024	—	—	—	—
September 1 - September 30, 2024	—	—	—	—
Total	778,525	$2.36	778,525	$—

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
10.1
Employment Agreement dated September 30, 2024, between GrowGeneration Corp. and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 30, 2024)

10.2
Employment Agreement dated September 30, 2024, between GrowGeneration Corp. and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on September 30, 2024)

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)