Form 10-K
period 2024-12-31
GrowGeneration Corp.
filed 2025-03-13
CIK 1604868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging Growth Company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any corrections of an error to previously issued financial statements are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024: $120,243,772.
As of March 10, 2025, the Company had 59,458,017 shares of its common stock issued and outstanding, par value $0.001 per share.
Document Incorporated by Reference
Portions of a Definitive Proxy Statement for the registrant's 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

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
ITEM 1. BUSINESS
BACKGROUND
GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively "GrowGeneration" or the "Company") was incorporated in Colorado in 2014. Since then, GrowGeneration has grown from a small chain of specialty retail hydroponic and organic garden centers to a multifaceted business with diverse assets. Today, GrowGeneration operates two major lines of business: our Cultivation and Gardening segment, composed of our hydroponic and organic gardening business; and our Storage Solutions segment, composed of our benching, racking, and storage solutions business.

BUSINESS SEGMENTS
We have two operating segments, each its own reportable segment, based on our major lines of business: the Cultivation and Gardening segment and the Storage Solutions segment. Refer to Note 15, Segments, of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K ("Consolidated Financial Statements") for additional information regarding our reportable segments.
Cultivation and Gardening
GrowGeneration is a leading developer, marketer, retailer, and distributor of products for both indoor and outdoor hydroponic and organic gardening. We are dedicated to providing best-in-class selection, service, and solutions to all types of cultivators.
Our main business strategy has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization. As a result, we have built a business that is driven by a wide selection of products, a strong portfolio of proprietary brands, a solutions-driven staff located in strategic markets around the country, and pick, pack, ship distribution and fulfillment capabilities.
GrowGeneration carries and sells thousands of products, including nutrients, additives, growing media, lighting, environmental control systems, and other products for indoor and outdoor cultivation. Our products are capable of growing and maximizing yield and quality of a wide range of plants, from fruits and vegetables in backyards to cannabis and hemp in state-of-the-art commercial cultivation facilities. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, Ion lights, The Harvest Company, and more, the development and expansion of which are a key component of our growth strategy.
We make our products available to growers through a variety of channels, including hydroponic retail locations, a commercial sales teams serving commercial cultivators, a wholesale distribution business that markets to resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of December 31, 2024. The total physical footprint of our Cultivation and Gardening business spans over 724,000 square feet of retail and warehouse space, with garden centers and distribution and fulfillment centers strategically located throughout the U.S. to deliver product and service to customers quickly and efficiently.
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
Our target customers include commercial, craft, and home growers, in the plant-based medicine market, and commercial and home gardeners that cultivate organic herbs, fruits, and vegetables. Our proprietary brand, The Harvest Company, is specifically targeted towards customers who grow organic herbs, fruits, and vegetables. Additionally, through our wholesale division, we distribute our proprietary products to wholesalers, resellers, and retailers in the specialty retail hydroponic and organic gardening industry, and we intend to expand such distribution to the traditional gardening industry in the near future.
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
Notwithstanding the foregoing, we believe we compete effectively in our industry by delivering a one-stop shopping experience that includes the widest selection of hydroponic products, end-to-end solutions for all types of cultivation environments, in-store sales and product support, direct manufacturer pricing, and industry-leading expertise and customer service. In addition, we continue to expand our portfolio of proprietary products and brands for our cultivation and wholesale customers. We expect that a greater proportion of sales driven from our own brands will enable us to improve gross margins for the Company while, in many cases, providing our customers with superior goods to the market at a lower cost.
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
Our key customers vary by location and segment. No single customer accounted for more than 10% of our net revenues for the years ended December 31, 2024, 2023, and 2022.
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
Since our founding in 2014, GrowGeneration has acquired or opened numerous specialty hydroponic and organic gardening center locations. Today, management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of December 31, 2024. The Company has also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI.
Currently, our main growth strategies for our Cultivation and Gardening segment include expanding our commercial sales to sell more products to commercial cultivators for large grow operations, expanding our wholesale and distribution capabilities to sell more products to independent retail garden centers and other resellers for resale, and expanding and promoting our portfolio of proprietary brands to increase its market share, product offerings, and profitability. Our main growth strategies for our Storage Solutions segment include expanding the types of customers and industries to which we sell our products, including greater penetration in agriculture and golf and country clubs. In addition, we regularly seek and evaluate accretive acquisition opportunities with similar or complimentary businesses to those businesses we already operate.
Refer to Note 13, Acquisitions, of the Consolidated Financial Statements for additional information regarding the Company's acquisitions.
SEASONALITY
Our Cultivation and Gardening business is subject to some seasonal influences. Historically, our highest volume of Cultivation and Gardening sales occurs in our second and third fiscal quarters, primarily based on the outdoor growing seasons, and the lower volume occurs during our first or fourth fiscal quarters. While not as pronounced as the seasonality within our Cultivation and Gardening business because our Storage Solutions products are largely used indoors only, our Storage Solutions sales typically align to retail industry capital planning cycles, which generally result in higher sales volumes in our second and third fiscal quarters.
INTELLECTUAL PROPERTY
Our intellectual property includes our brands and their related trademarks, domain names and websites, customer lists and affiliations, product knowledge and technology, patents, and marketing intangibles. We also hold rights to website addresses related to our business, including websites that are actively used in our day-to-day business such as www.GrowGeneration.com and www.MMIstorage.com. We own several federally registered trademarks, including for "GrowGeneration®", "Where the Pros Go to Grow®", "MMI®", and our proprietary brands.
SOCIAL ENGAGEMENT
GrowGeneration seeks to support its customers and their communities in various ways. GrowGeneration regularly supports communities through charitable donations to various causes, both within and outside the hydroponics industry. GrowGeneration has also sponsored social impact organizations and programs, such as the Whole Cities Foundation, a non- profit organization established by Whole Foods whose mission is to support community based urban farms and healthy nutrition, Last Prisoner Project, a national, nonpartisan nonprofit dedicated to reforming the U.S. criminal justice system through progressive drug policy, and the NEXTGEN Micro Cultivation competition, an education and training support program for social equity license applicants.
HUMAN CAPITAL RESOURCES
We strive to foster a collaborative and team-oriented culture and view our human capital resources as an ongoing priority. As of December 31, 2024, we employ 306 employees: 289 full-time employees, 17 part-time employees, and no temporary or seasonal workers. Our workforce is diverse in all categories, from 32.0% ethnicity diversity, to 21.9% female staff with several in senior leadership positions, to 55.6% of our workforce coming from the Millennial generation. We have no employees subject to collective bargaining agreements, nor have we had any labor-related work stoppages.
In late 2021, we engaged a compensation consultant to ensure our key employee compensation packages are competitive and continue to evaluate to ensure we remain competitive. We believe we offer competitive employment terms, benefits, and incentives to attract and retain employees, including employer contributions to health and welfare benefits, bonus programs, employee discounts and training opportunities. Starting in 2022, to boost the mental, physical, financial and overall wellness for our workforce which is our ongoing priority, we launched a wellness initiative program for our employees. In 2024, 45.8% of employee separations were due to voluntary reasons and 40.9% were due to workforce reductions.
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
We identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, along with investor confidence in our company and, as a result, the value of our common stock.
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
As part of management's independent assessment as of December 31, 2024 as discussed in Item 9A of this report, we identified a material weakness related to our Storage Solutions business, MMI, and we are therefore unable to certify that our internal controls over financial reporting is effective. Additionally, our independent registered public accounting firm issued an adverse opinion on internal controls over financial reporting.

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
Because we are unable to conclude that our internal control over financial reporting for our MMI business is effective, and our independent registered public accounting firm also determined that we have a material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital.
We have taken several actions and remediated previously identified material weaknesses as discussed in Item 9A of this report. Although we have remediated certain material weaknesses, we are still in the process of completing the remediation process for the MMI business and the steps we are taking may not be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring. We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future.
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
Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
If the U.S. administration imposes tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the cost of our products manufactured in the United States and imported into other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

Our operations may be impaired if our information technology systems, or those of our third-party vendors, fail to perform adequately, or if we or our third-party vendors are the subject of a data breach or cyber-attack.
We rely on information technology systems to operate our business, including communicating with employees, ordering and managing materials from suppliers, selling and shipping products to customers, analyzing and reporting results of operations, and storing confidential information. While we have taken steps to ensure the functionality and security of our information technology systems, our measures or those of our third-party vendors may not be effective and our or our vendors’ information technology systems may nevertheless be vulnerable to computer viruses, security breaches, and other disruptions from unauthorized users, as well as failures of such information technology systems to operate as expected. In addition, as we replace or upgrade our technology systems, or integrate new systems, issues may arise, such as failure of such systems to perform as expected, that disrupt our business and cause us to lose customers or incur unanticipated expenditures. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly, whether as a result of a cyber incident or otherwise, our ability to operate our business, including to communicate, coordinate supply chain, inventory, and ordering, manage internal and external reporting, and protect confidential information could be impaired, which may adversely impact our business.
Additionally, the techniques used to obtain unauthorized, improper, or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Any operational failure or breach of security from these cyber threats could lead to the loss or disclosure of our or third-party information, which could result in expensive and time-consuming regulatory or other legal proceedings and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences related to investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.
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
Our due diligence may fail to identify all liabilities and risks associated with acquisitions, and we may not accurately assess the relative benefits and detriments of acquisition and may pay acquisition consideration exceeding the value of the acquired business. Our failure to address these risks or other problems related to past or future acquisitions, investments, or strategic alliances could cause us to fail to realize the anticipated benefits of such transactions, incur unanticipated liabilities, and harm our business generally.

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
From time to time in the normal course of our business, we may become subject to litigation that may result in liability material to our consolidated financial statements as a whole or that may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources and attention of management. There also may be adverse publicity associated with litigation that could negatively affect customer, vendor, and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, and results of operations.
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
As a result of building and continuing to build our proprietary brands and new product technologies, we may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property or proprietary rights with respect to our products and technology, including proceedings before the U.S. Patent and Trademark Office or non-U.S. opposition proceedings. A successful claim of intellectual property or proprietary right infringement, misappropriation, or other violation against us, or any other successful challenge to the use of our intellectual property and proprietary rights, could subject us to damages or prevent us from providing certain products or services or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition, and results of operations. As a result of any such intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available to us on acceptable terms, or at all. Any such license would likely obligate us to pay license fees, royalties, or other payments, and the rights granted to us could be nonexclusive, meaning that our competitors could obtain licenses to the same intellectual property. We could be prevented from commercializing a product or technology or be forced to cease some of our business operations if, as a result of actual or threatened intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product or technology or to develop alternative methods or products in response to intellectual property claims or to avoid potential claims, we could incur substantial costs or encounter delays in product introductions or interruptions in sales.
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
We may also license our trademarks, trade names, or service marks out to third parties, such as our distributors. Though these license agreements may restrict how our trademarks, trade names, or service marks may be used, a breach of these agreements or misuse of our trademarks, trade names, or service marks by our licensees may jeopardize our rights or diminish the goodwill associated therewith. Any efforts to enforce or protect our intellectual property and proprietary rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and thereby adversely affect our business, financial condition, results of operations, and prospects.
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
We maintain insurance coverage to manage exposure to liabilities that may adversely impact our business, but liabilities against us may exceed such coverage and have a material adverse impact on our financial position or results of operations. We maintain commercial liability and operations-focused insurance coverage including property, cyber, workers compensation, and general liability. While we expect to be able to continue our insurance coverages, there can be no assurance we will be able to continue such insurance coverage, or that policy limits will be adequate to cover any liability we may incur, or that our premiums will continue to be available at a cost similar to our cost today. Additionally, it is possible one or more of our insurers could exclude from our policy certain liabilities.
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
We extend credit to customers in the ordinary course of our business in the form of accounts receivable and promissory notes. We seek to ensure our customers are creditworthy before extending credit, but we cannot guarantee that we will receive repayment in full. The industries we serve are also newer and more fragmented, and some of our counter parties are smaller and/or newer businesses and therefore may be at higher credit risk. In addition, we may seek to strategically deploy capital in new markets, or with new business partners. Such new markets or partners may present higher risk.
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

Our growth to a certain extent is dependent on the U.S. cannabis market. In the past, California regulations caused licensing shortages and future regulations may create other limitations that decrease the demand for our products. State level regulations adopted in the future may adversely impact our business. Supply and demand and prevailing prices for cannabis may also adversely impact our business.
The base of cannabis growers in the United States has grown over the past 20 years since the legalization of cannabis in various U.S. states such as California, Colorado, Michigan, Nevada, Oregon and Washington, with growers depending on products similar to those we distribute. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.
Cannabis remains illegal under U.S. federal law, with cannabis currently listed as a Schedule I substance under the CSA. Notwithstanding laws in various states permitting certain cannabis activities, all cannabis activities, including possession, distribution, processing and manufacturing of cannabis and investment in, and financial services or transactions involving proceeds of, or promoting such activities remain illegal under various U.S. federal criminal and civil laws and regulations, including the CSA, as well as laws and regulations of several states that have not legalized some or any cannabis activities to date. Compliance with applicable state laws regarding cannabis activities does not protect a business from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Regulation of the cannabis industry impact those that we believe represent many end-users for our products and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us.
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
As of the date of this report, we have 1.4 million shares of unvested restricted stock units, outstanding options to purchase an aggregate of 16 thousand shares of our common stock (all of which are vested as of this date) at a weighted average exercise price of $4.63 per share, and no outstanding stock purchase warrants. The vesting of the restricted stock units and the exercise of such outstanding options will result in dilution of our security holders. In the future, we may also issue additional shares of our common stock, restricted stock units, options, warrants, or other securities that are convertible into or exercisable for the purchase of shares of our common stock in connection with compensation to employees or consultants, acquisitions, sales of securities for capital raising, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our common stock. There can be no assurance that the issuance of any additional shares of common stock, warrants or other convertible securities in the future may not be at a price (or exercise prices) below the current price of the common stock.
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
We do not intend to pay dividends for the foreseeable future and, as a result, investor's ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We have never paid any cash dividends on our common stock and we do not anticipate declaring any dividends in the foreseeable future, as we intend to retain funds and future earnings to fund our operations and growth. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.
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
If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.
Our common stock is currently traded on the Nasdaq. Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share. There can be no assurance that we will be able to maintain compliance with the requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel to manage the risk assessment and mitigation process.
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
GOVERNANCE
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee. Our CFO, who oversees the information technology department as led by our Director of Information Technology, provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity policies and procedures, activities of third parties, and the like.
Our Director of Information Technology and the Information Technology team are primarily responsible for assessing and managing our material risks from cybersecurity threats. The collective team has extensive experience in information security and cybersecurity risk management, and they monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents on an ongoing basis using a combination of security tooling, automated systems and manual processes, including information technology log reviews from across teams or reports received from network systems and applications if any unusual activity occurs, such as email system notification of items opened that could be malicious.

ITEM 2. PROPERTIES
REAL ESTATE
Our real estate portfolio consists primarily of leased retail stores and related storage, warehouse and distribution centers, and offices located across the U.S. Our principal offices are located at 5619 DTC Parkway, Suite 900, Greenwood Village, CO 80111. In total, the Company utilizes 874,000 square feet of space, which primarily consists of 22,000 square feet of corporate office space, 286,000 square feet of warehouse and distribution center space, and 566,000 square feet of retail and related storage space. The table below summarizes our real estate portfolio by reporting segment and by state.

	Cultivation and Gardening	Storage Solutions	Corporate	Total Locations
Alaska	2	—	—	2
California	10	—	1	11
Colorado	2	—	1	3
Florida	1	—	—	1
Maine	3	—	—	3
Michigan (1)	4	—	—	4
Missouri	1	—	—	1
New Jersey	1	—	—	1
New York	—	4	—	4
Ohio	1	—	—	1
Oklahoma (1)	3	—	—	3
Oregon	2	—	—	2
Rhode Island	1	—	—	1
Utah	—	1	—	1
Washington	2	—	—	2
Total Locations	33	5	2	40

(1) The Company owns a retail location in Michigan and in Oklahoma.

ITEM 3. LEGAL PROCEEDINGS
We are involved in lawsuits and claims that arise in the normal course of our business, including the initiation and defense of proceedings related to contract and employment disputes. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.
In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. In February 2024, the Company received $0.3 million from the bankruptcy proceedings, which it recorded as a recovery on the $1.5 million Note & Option. The remainder of the Note & Option, which were fully reserved, were written off during the year ended December 31, 2024.
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

$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/31/19
12/29/20
12/28/21
12/27/22
12/27/23
12/26/24
GrowGeneration Corp.
S&P 500
Russell 2000
S&P Retail Select Industry

HOLDERS
The approximate number of stockholders of record as of February 28, 2025 was 73. The number of stockholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
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
RECENT SALES OF UNREGISTERED SECURITIES
Shares of Common Stock Issued In Connection with Asset Purchases
Refer to issuances of shares of common stock in connection with acquisitions during 2022, 2023, and 2024 disclosed in the notes to the Consolidated Financial Statements. These shares were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes and the other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.
OVERVIEW
GrowGeneration Corp. (together with all of its direct and indirect wholly owned subsidiaries, collectively "GrowGeneration" or the "Company") was incorporated in Colorado in 2014. Since then, GrowGeneration has grown from a small chain of specialty retail hydroponic and organic garden centers to a multifaceted business with diverse assets. Today, GrowGeneration operates two major lines of business: our Cultivation and Gardening segment, composed of our hydroponic and organic gardening business; and our Storage Solutions segment, composed of our benching, racking, and storage solutions business.
MARKETS AND BUSINESS SEGMENTS
We have two operating segments, each its own reportable segment, based on our major lines of business: the Cultivation and Gardening segment and the Storage Solutions segment. We recognize specifically identifiable operating costs such as cost of sales, distribution expenses, and store operations and other operational expenses within each segment. Selling, general, and administrative expenses, such as administrative and management expenses, salaries, and benefits, share-based compensation, director fees, legal expenses, accounting and consulting expenses, and technology costs, are not allocated to specific segments and are reflected in the enterprise results.
Cultivation and Gardening Segment
We are a leading developer, marketer, retailer, and distributor of products for both indoor and outdoor hydroponic and organic gardening. Our main business strategy within the hydroponic and organic gardening sector has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization.
We sell a variety of hydroponic and organic gardening related products, including nutrients, additives, growing media, lighting, environmental control systems, and other products for indoor and outdoor cultivation. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, Ion lights, The Harvest Company, and more, the development and expansion of which are a key component of the Company's growth strategy. Our target customers include commercial and craft growers, as well as home growers, in the plant-based medicine market, and commercial and home gardeners who grow organic herbs, fruits, and vegetables. Additionally, through our wholesale division, we distribute many of our proprietary products to customers that are wholesalers, resellers, and retailers in the specialty retail hydroponic and organic gardening industry.
We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of December 31, 2024.
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
Strategic Restructuring Plan

In July 2024, we announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of our Cultivation and Gardening segment such as our proprietary brands, commercial sales, and e-commerce business. These restructuring plans have primarily included product development costs, digital transformation initiatives, reductions in cost structure by closing and consolidating 12 redundant or underperforming retail locations, in addition to the 7 retail locations closed in the first half of 2024, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

Our restructuring and restructuring related charges consists of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs.

Since the restructuring activities were announced in July 2024, we have incurred aggregate restructuring and restructuring-related costs of $2.4 million, presented on the Consolidated Statements of Operations in the year ended December 31, 2024 as follows (in thousands):

Restructuring
Cultivation and Gardening segment:
Cost of sales(1)	$1,048
Gross profit	(1,048)
Store operations and other operational expenses (2)	842
Segment operating loss	(1,890)
Corporate expenses:
Selling, general, and administrative (3)	205
Impairment loss (4)	220
Other expense (5)	50
Total restructuring and restructuring related charges	$(2,365)

(1) Includes inventory disposal costs
(2) Costs consist of retail location closure costs and employee termination benefits
(3) Includes employee termination benefits and other associated costs
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures

In addition to the effect on cost of sales shown above related to inventory disposal costs, we estimate we incurred a $0.9 million loss in gross profit due to inventory discounts offered in conjunction with exiting the 12 retail locations. Also in conjunction with our restructuring activities to support operational and administrative improvements, we reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in an $5.3 million increase to depreciation and amortization expense related to property and equipment in the year ended December 31, 2024.
As of December 31, 2024, the outstanding restructuring liability was $0.1 million primarily pertaining to contract terminations costs related to retail location closures, which we expect to pay before the end of the first quarter of 2025. However, certain facilities costs related to closed retail locations for which we are pursuing sublease arrangements will be paid over the remaining terms which extend through 2032 at the latest.

Overall, we expect to incur a total of $2.7 million in restructuring and restructuring-related costs, including the $2.4 million previously incurred. The remainder of the expected charges primarily relate to corporate operational and administrative contract terminations and other associated costs. We expect that these restructuring activities will be substantially completed by the end of the first quarter of 2025 and will improve gross profit margin and profitability while generating annualized cost savings of approximately $12.0 million.

Refer to Note 17, Restructuring, of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K ("Consolidated Financial Statements") for additional information regarding restructuring activities.
GROWTH STRATEGIES
Our main growth strategy has been to consolidate assets within the fragmented hydroponics industry to leverage efficiencies of a centralized organization. As a result, we have built a business that is driven by a wide selection of products, a strong portfolio of proprietary brands, a solutions-driven staff located in strategic markets around the country, and pick, pack, ship distribution and fulfillment capabilities.
Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of December 31, 2024. We have also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI. We regularly seek and evaluates accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates.
Our main growth strategies for the Storage Solutions segment include expanding the types of customers and industries to which we sell our Storage Solutions products, including greater penetration in controlled environment agriculture, industrial and country club verticals.
For further detail on all acquisitions please see Note 13, Acquisitions, of the Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024.
Condensed Results of Operations for the Years Ended December 31, 2024 and 2023
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	For the Years Ended December 31,
	2024		2023		Year-to-Year Variance
Net sales	$188,866	100.0%	$225,882	100.0%	$(37,016)	(16.4)%
Cost of sales	145,144	76.9%	164,624	72.9%	(19,480)	(11.8)%
Gross profit	43,722	23.1%	61,258	27.1%	(17,536)	(28.6)%
Operating expenses	95,694	50.7%	111,102	49.2%	(15,408)	(13.9)%
Loss from operations	(51,972)	(27.5)%	(49,844)	(22.1)%	(2,128)	4.3%
Other income	2,620	1.4%	3,380	1.5%	(760)	(22.5)%
Net loss before taxes	(49,352)	(26.1)%	(46,464)	(20.6)%	(2,888)	6.2%
Provision for income taxes	(158)	(0.1)%	(32)	—%	(126)	393.8%
Net loss	$(49,510)	(26.2)%	$(46,496)	(20.6)%	$(3,014)	6.5%
Net Sales
Net sales for the year ended December 31, 2024 were $188.9 million, a decrease of $37.0 million, or 16.4% as compared to net sales of $225.9 million for the year ended December 31, 2023.
The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $163.5 million for the year ended December 31, 2024 and $194.5 million for the year ended December 31, 2023. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which include the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. In addition to continued industry pricing compression on distributed products, we estimate that inventory sales discounts related to exiting the 12 restructuring retail locations contributed to reduced net sales of $0.9 million in the year ended December 31, 2024. Same-store sales increased approximately 0.9%, primarily attributable to commercial sales growth and customer retention in markets where there were retail location closures. Proprietary brand sales as a percentage of Cultivation and Gardening net sales increased to 24.2% for the year ended December 31, 2024 as compared to 18.8% for the year ended December 31, 2023, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the year ended December 31, 2024 was 72.2%, an increase from 71.7% for the year ended December 31, 2023, which was mainly driven by increased brand adoption of proprietary growing media and nutrient products.
Additionally, net sales of commercial fixtures within our Storage Solutions segment decreased to $25.4 million for the year ended December 31, 2024 compared to $31.4 million for the year ended December 31, 2023, primarily due to a similar volume of projects with a decrease in average project size.
Cost of Sales
Cost of sales for the year ended December 31, 2024 was $145.1 million, a decrease of $19.5 million or 11.8%, compared to $164.6 million for the year ended December 31, 2023. The corresponding reduction in cost of sales as compared to the 16.4% decrease in sales as previously discussed, was largely offset by the additional $1.0 million of inventory disposal costs incurred as part of the restructuring plan as well as costs related to the strategic rationalization of our product offerings, reduced inventory discounts from vendors, and other non-recurring costs associated with store consolidations in the year ended December 31, 2024 compared to the year ended December 31, 2023.
Gross Profit
Gross profit was $43.7 million for the year ended December 31, 2024 compared to $61.3 million for the year ended December 31, 2023, a decrease of $17.5 million or 28.6%. The decrease in gross profit was primarily related to the Cultivation and Gardening segment, which decreased $15.2 million or 32.1% for the year ended December 31, 2024 as compared to the year ended December 31, 2023, largely as a result of the decrease in sales volume due to store consolidations and the effects of the strategic restructuring plan, including the estimated $0.9 million in inventory sales discounts, the additional $1.0 million of inventory disposal costs, and the strategic rationalization of our product offerings in the year ended December 31, 2024. Additionally, gross profit from our Storage Solutions segment decreased $2.3 million, or 16.6%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by the decrease in revenue.
Gross profit margin was 23.1% for the year ended December 31, 2024, a decrease of 400 basis points from a gross profit margin of 27.1% for the year ended December 31, 2023. The decrease in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 19.7% for the year ended December 31, 2024 as compared to 24.4%, due to the effects of the strategic restructuring plan, including the inventory disposal costs, sales discounts, and product offering rationalization, reduced inventory discounts from vendors, and continued industry pricing compression on distributed products. The decrease was partially offset by an increase in the Storage Solutions segment gross profit margin to 45.6% in the year ended December 31, 2024 from 44.1% in the year ended December 31, 2023.
Operating Expenses
Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $95.7 million for the year ended December 31, 2024 and $111.1 million for the year ended December 31, 2023, a decrease of $15.4 million or 13.9%.
Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $40.2 million for the year ended December 31, 2024 compared to $48.1 million for the year ended December 31, 2023, a decrease of $7.9 million or 16.4%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. This decrease was partially offset by the additional $0.8 million of restructuring costs incurred in the year ended December 31, 2024 related to exiting those retail locations and the related employee termination benefits.
Total corporate overhead, which is comprised of selling, general, and administrative, estimated credit losses, and depreciation and amortization, was $48.6 million for the year ended December 31, 2024 as compared to $47.4 million for the year ended December 31, 2023, an increase of $1.3 million or 2.7%. The increase in corporate overhead was primarily due to the $2.8 million increase in depreciation and amortization expense, which was largely attributed to the $5.3 million increase related to the accelerated depreciation and amortization for certain capitalized software assets reassessed as part of our restructuring activities and was partially offset by a $2.1 million decrease in amortization expense related to intangible assets as a result of intangible asset impairments in the year ended December 31, 2023. This increase was further offset by a $1.0 million decrease in estimated credit losses in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a $0.3 million settlement received in bankruptcy proceedings related to a note receivable in the year ended December 31, 2024 which had been reserved for in the prior year. Additionally, selling, general, and administrative expenses decreased $0.6 million as a result of decreased professional fees and corporate expenses and decreased share-based compensation.
Impairment loss was $6.9 million in the year ended December 31, 2024, as compared to $15.7 million in the year ended December 31, 2023. For each of the years ended December 31, 2024 and December 31, 2023, the impairment losses predominately related to our goodwill and intangible assets. Refer to the discussion within Critical Accounting Policies and Estimates section as well as Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements for additional information regarding our impairment losses. Additionally, in conjunction with our strategic restructuring activities in 2024, we assessed the right-of-use assets of certain closed retail locations for impairment when we anticipated the total remaining lease cost for the term to be greater than the anticipated sublease income, which resulted in an impairment loss of $0.2 million in the year ended December 31, 2024
Other Income
Other income for the year ended December 31, 2024 was $2.6 million, a decrease of $0.8 million as compared to other income of $3.4 million for the year ended December 31, 2023. This decrease was primarily attributable to the $0.9 million gain recognized in the year ended December 31, 2023 related to a prior acquisition indemnity holdback.

Use of Non-GAAP Financial Information

The following non-GAAP financial measures of EBITDA and Adjusted EBITDA are not in accordance with, or an alternative for, generally accepted accounting principles ("GAAP") and should be considered in addition to, and not as a substitute for, the most directly comparable GAAP financial measures. We believe these non-GAAP financial measures, when used in conjunction with their most directly comparable GAAP financial measures, net income (loss), provide meaningful supplemental information to both management and investors, facilitating the evaluation of performance across reporting periods, identify trends affecting our business, and project future performance. Management uses these non-GAAP financial measures for internal planning and reporting purposes, and we believe that these non-GAAP financial measures may be useful to investors in their assessment of our operating performance, our ability to generate cash, and valuation. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies.

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
Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Net loss	$(49,510)	$(46,496)	$(163,747)
Provision (benefit) for income taxes	158	32	(2,885)
Interest income	(2,703)	(2,696)	(580)
Interest expense	70	97	21
Depreciation and amortization	19,436	16,607	17,132
EBITDA	$(32,549)	$(32,456)	$(150,059)
Share-based compensation	2,422	3,171	4,967
Investment income	2,582	2,696	—
Impairment loss (1)	6,875	15,659	127,831
Restructuring plan (2)	3,009	—	—
Consolidation and other charges (3)	3,160	5,376	568
Adjusted EBITDA	$(14,501)	$(5,554)	$(16,693)
(1) Impairment loss related to impairments of goodwill and intangible assets and the restructuring plan for operating lease right-of-use assets impairments
(2) Includes the $2.1 million incurred in the Consolidated Statements of Operations related to the restructuring plan as well as an estimated additional $0.9 million loss in gross profit due to inventory discounts offered in conjunction with the restructuring plan

(3) Consists primarily of expenditures related to the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2024, we had working capital of $88.9 million, compared to working capital of $116.5 million as of December 31, 2023, a decrease of $27.6 million. The decrease in working capital from December 31, 2023 to December 31, 2024 was due primarily to reductions in inventory and cash and cash equivalents used to repurchase common stock.
As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $56.5 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Consolidated Financial Statements for additional information regarding leases.
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
Share Repurchase Program

On March 20, 2024, the Board of Directors of GrowGeneration authorized a share repurchase program, whereby we could repurchase up to $6.0 million worth of our common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024. This share repurchase program was intended to enhance long-term shareholder value. The program did not obligate us to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases was dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program could be amended, suspended, or discontinued at any time by GrowGeneration. Except for the our generally applicable insider trading policies, we do not maintain any policies or procedures relating to purchases and sales of our securities by our officers and directors during a repurchase program.

During the year ended December 31, 2024, we repurchased 2.5 million shares of common stock for $6.0 million, an average price of $2.38 per share. As of December 31, 2024, we had completed all purchases available under the stock repurchase program. We retired all 2.5 million shares of common stock repurchased under the program in the year ended December 31, 2024.
Cash Flows
The following discussion sets forth the major sources and uses of cash for the year ended December 31, 2024 and December 31, 2023. A discussion regarding the major sources and uses of cash for the year ended December 31, 2022 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 13, 2024.
Operating Activities
Net cash and cash equivalents used in operating activities for the year ended December 31, 2024 was $1.8 million, compared to net cash provided by operating activities of $1.4 million for the year ended December 31, 2023. The changes in operating cash were primarily driven by the changes in gross profit and operating expenses, excluding non-cash changes such as depreciation and amortization and impairment loss, as previously discussed in the Results of Operations section as well as changes in working capital, primarily inventory.
Investing Activities
Net cash and cash equivalents provided by investing activities was $5.7 million for the year ended December 31, 2024 compared to net cash used in investing activities of $11.4 million for the year ended December 31, 2023. Investing activities for the year ended December 31, 2024 were primarily related to investment of excess cash into marketable securities of $52.6 million, offset by maturity of marketable securities of $60.2 million. We also had purchases of property and equipment of $2.0 million. Investing activities for the year ended December 31, 2023 were primarily related to investment of excess cash into marketable securities of $98.7 million, acquisitions of $3.1 million, and the purchase of property and equipment primarily related to the design of a new enterprise resource planning software system of $6.7 million, partially offset by maturities of marketable securities of $96.8 million.

Financing Activities
Net cash and cash equivalents used in financing activities for the year ended December 31, 2024 was $6.2 million, primarily attributable to common stock repurchased under our share repurchase program. Net cash and cash equivalents used in financing activities for the year ended December 31, 2023 was $0.3 million, related primarily to common stock withheld for employee payroll taxes.
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
Goodwill Impairment
Goodwill represents the excess purchase price over the fair value of identifiable assets acquired and liabilities assumed in connection with acquisitions in accordance to ASC 805, Business Combinations. Goodwill is not amortized but instead is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. Effective the fourth quarter of 2023 and prospectively, we perform our goodwill impairment assessment for each of our four reporting units that have goodwill on December 1 of each fiscal year, rather than on December 31 which was our previous practice.
We assess goodwill using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. Additionally, an election can be made to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing a quantitative goodwill impairment assessment for a reporting unit.
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
For the goodwill impairment test performed on December 1, 2024, we elected different approaches based on the circumstances surrounding each reporting unit. Of our four reporting units, only three had remaining goodwill balances. We elected to qualitatively review one reporting unit for events and circumstances which would indicate whether it was more than likely than not reporting unit fair values were below carrying values. The qualitative assessment did not identify any indicators of impairment, and accordingly, no further impairment assessments were necessary. For the remaining two reporting units, we elected to bypass the qualitative assessment and proceed directly to a quantitative assessment. The estimated fair value of each reporting unit was compared to each respective carrying amount, and, as a result of changes to the business and future projections, we recorded a goodwill impairment loss of $5.9 million.
For the year ended December 31, 2023, we completed a quantitative goodwill impairment assessment for each reporting unit. As a result of changes to the business and future projections, we recorded a goodwill impairment loss of $9.3 million. Refer to Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements.
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
For the years ended December 31, 2024 and 2023, we quantitatively evaluated the recoverability of our long-lived assets for impairment in conjunction with our annual goodwill impairment assessment. As a result, we identified a $0.7 million and $6.2 million impairment loss related to our finite-lived intangible assets in 2024 and 2023, respectively.
For the year ended December 31, 2024, we also identified a $0.2 million impairment loss related to operating lease right-of-use assets of certain closed retail locations in conjunction with our strategic restructuring plan. Additionally, for the year ended December 31, 2023 we identified a $0.1 million impairment loss related to our operating lease right-of-use assets.

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
31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GrowGeneration Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of GrowGeneration Corp. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2025 expressed an adverse opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

During a portion of the year ended December 31, 2024, the Company’s previously reported material weaknesses related to the control environment, information and communication, and control activities (“the material weaknesses”) continued to exist. The prevention, detection, and correction of material misstatements of the consolidated financial statements, is dependent, in part, on management (i) designing and maintaining an effective control environment, including maintaining sufficient resources within the accounting and financial reporting department to review complex financial reporting transactions; and updating and distributing accounting policies and procedures across the organization (ii) designing and implementing effective information and communication processes to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting and (iii) designing and implementing effective process-level control activities and general information technology controls related to financial reporting processes. We identified the impact on our audit of the material weaknesses as a critical audit matter.

The principal consideration for our determination that the impact of the material weaknesses on our audit is a critical audit matter is that especially challenging auditor judgment was required in designing audit procedures and evaluating audit evidence due to the ineffective system of internal control over financial reporting that existed during portions of the year, which affects substantially all consolidated financial statement account balances and disclosures.

Our audit procedures related to the material weaknesses included the following, among others:

•We determined the nature and extent of audit procedures that are responsive to the risk of material misstatement as a result of the material weaknesses and evaluated the evidence obtained from the procedures performed.
•We lowered the threshold used for investigating differences noted for recorded amounts.
•We selected larger sample sizes for tests of details.
•We substantively tested the accuracy and completeness of system-generated reports used in the audit and more extensively tested these reports.
•We increased the extent of supervision over the execution of audit procedures.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2022.
Denver, Colorado
March 13, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GrowGeneration Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of GrowGeneration Corp. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company identified a material weakness resulting from control deficiencies in information technology general controls related to a certain enterprise resource planning system for the operations within the Storage Solutions segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 13, 2025 which expressed an unqualified opinion on those financial statements.

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
/s/ Grant Thornton LLP
Denver, Colorado
March 13, 2025

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$27,471	$29,757
Marketable securities	28,984	35,212
Accounts receivable, net of allowance for credit losses of $2,177 and $1,363 at December 31, 2024 and 2023, respectively	7,361	8,895
Notes receivable, current, net of allowance for credit losses of $— and $1,732 at December 31, 2024 and 2023, respectively	1,056	193
Inventory	40,295	64,905
Prepaid income taxes	145	516
Prepaid and other current assets	7,896	7,973
Total current assets	113,208	147,451

Property and equipment, net	15,493	27,052
Operating leases right-of-use assets, net	34,453	39,933
Notes receivable, long-term	—	106
Intangible assets, net	8,779	16,180
Goodwill	1,605	7,525
Other assets	814	843
TOTAL ASSETS	$174,352	$239,090

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,146	11,666
Accrued liabilities	2,358	2,530
Payroll and payroll tax liabilities	2,655	2,169
Customer deposits	2,404	5,359
Sales tax payable	1,313	1,185
Current maturities of operating lease liabilities	7,398	8,021
Total current liabilities	24,274	30,930

Operating lease liabilities, net of current maturities	29,633	34,448
Other long-term liabilities	352	317
Total liabilities	$54,259	$65,695
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 59,402,628 and 61,483,762 shares issued and outstanding as of December 31, 2024 and 2023, respectively	59	61
Additional paid-in capital	375,677	373,433
Accumulated deficit	(255,643)	(200,099)
Total stockholders’ equity	120,093	173,395
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,352	$239,090
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share)

	For the Years Ended December 31,
	2024	2023	2022
Net sales	$188,866	$225,882	$278,166
Cost of sales (exclusive of depreciation and amortization shown below)	145,144	164,624	207,903
Gross profit	43,722	61,258	70,263

Operating expenses:
Store operations and other operational expenses	40,198	48,082	54,680
Selling, general, and administrative	29,243	29,799	36,758
Estimated credit (recoveries) losses	(58)	955	1,737
Depreciation and amortization	19,436	16,607	17,132
Impairment loss	6,875	15,659	127,831
Total operating expenses	95,694	111,102	238,138

Loss from operations	(51,972)	(49,844)	(167,875)

Other income (expense):
Other (expense) income	(13)	781	684
Interest income	2,703	2,696	580
Interest expense	(70)	(97)	(21)
Total other income	2,620	3,380	1,243

Net loss before taxes	(49,352)	(46,464)	(166,632)

(Provision) benefit for income taxes	(158)	(32)	2,885

Net loss	$(49,510)	$(46,496)	$(163,747)

Net loss per share, basic	$(0.82)	$(0.76)	$(2.69)
Net loss per share, diluted	$(0.82)	$(0.76)	$(2.69)

Weighted average shares outstanding, basic	60,176	61,181	60,813
Weighted average shares outstanding, diluted	60,176	61,181	60,813
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	59,929	$60	—	$—	$361,087	$10,144	$371,291
Common stock issued in connection with business combinations	650	1	—	—	5,710	—	5,711
Adjustment for prior period acquisition	—	—	—	—	39	—	39
Common stock issued for share-based compensation	339	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,514	—	4,514
Common stock withheld for employee payroll taxes	—	—	—	—	(1,618)	—	(1,618)
Common stock issued upon exercise of options	8	—	—	—	33	—	33
Common stock issued upon cashless exercise of options	20	—	—	—	—	—	—
Common stock issued upon cashless exercise of warrants	14	—	—	—	—	—	—
Common stock issued in connection with asset acquisition	50	—	—	—	173	—	173
Net loss	—	—	—	—	—	(163,747)	(163,747)
Balance as of December 31, 2022	61,010	$61	—	$—	$369,938	$(153,603)	$216,396
Common stock issued for share-based compensation	439	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(263)	—	(263)
Share-based compensation	—	—	—	—	2,985	—	2,985
Non-cash repurchase of liability awards	—	—	—	—	653	—	653
Liability redemption associated with business acquisition	35	—	—	—	120	—	120
Net loss	—	—	—	—	—	(46,496)	(46,496)
Balance as of December 31, 2023	61,484	$61	—	$—	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	436	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(177)	—	(177)
Share-based compensation	—	—	—	—	2,421	—	2,421
Repurchase of common stock	—	—	(2,517)	(6,037)	—	—	(6,037)
Cancellation of common stock	(2,517)	(3)	2,517	6,037	—	(6,034)	—
Net loss	—	—	—	—	—	(49,510)	(49,510)
Balance as of December 31, 2024	59,403	$59	—	$—	$375,677	$(255,643)	$120,093
The accompanying notes are an integral part of these audited Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(49,510)	$(46,496)	$(163,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,436	16,607	17,132
Estimated credit (recoveries) losses	(58)	955	1,737
Share-based compensation	2,421	3,171	4,967
Impairment loss related to goodwill and intangible assets	6,655	15,526	127,831
Impairment loss on operating lease right-of-use assets	220	133	—
Provision for deferred income taxes	—	—	(2,359)
Loss on asset disposition	685	218	568
Change in value of marketable securities	(1,326)	(1,438)	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	835	(300)	(3,106)
Inventory	24,557	13,773	32,890
Prepaid expenses and other assets	477	3,898	10,827
Accounts payable and accrued liabilities	(3,712)	(3,035)	(3,359)
Operating leases	(173)	46	508
Customer deposits	(2,955)	1,021	(8,590)
Payroll and payroll tax liabilities	486	(2,502)	(2,769)
Sales taxes payable	128	(156)	(582)
Other	35	—	—
Net cash and cash equivalents (used in) provided by operating activities	(1,799)	1,421	11,948
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,050)	(7,230)
Purchase of property and equipment	(1,978)	(6,698)	(12,896)
Purchase of marketable securities	(52,639)	(98,680)	(38,692)
Maturities of marketable securities	60,193	96,758	46,633
Proceeds from disposals of assets	150	265	612
Net cash and cash equivalents provided by (used in) investing activities	5,726	(11,405)	(11,573)
Cash flows from financing activities:
Principal payments on long-term debt	—	(50)	(108)
Common stock withheld for employee payroll taxes	(176)	(263)	(1,618)
Common stock repurchased	(6,037)	—	—
Proceeds from the sales of common stock and exercise of warrants and options, net of expenses	—	—	33
Net cash and cash equivalents used in financing activities	(6,213)	(313)	(1,693)

Net decrease in cash and cash equivalents	(2,286)	(10,297)	(1,318)
Cash and cash equivalents at beginning of year	29,757	40,054	41,372
Cash and cash equivalents at end of year	$27,471	$29,757	$40,054

Supplemental Information:
Cash paid for interest	$70	$98	$21
Cash paid for income taxes	$125	$93	$—
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$3,506	$4,289	$9,607
Non-cash repurchase of liability awards	$—	$653	$—
Non-cash issuance of a note receivable	$—	$299	$—
Liability redemption associated with business acquisition	$—	$120	$—
Indemnity holdback from business acquisition	$—	$—	$875
Common stock issued for business combinations	$—	$—	$5,710
Common stock issued for intangible assets	$—	$—	$173
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
As of December 31, 2024, GrowGeneration has 31 retail locations across 12 states in the U.S. The Company also operates an online superstore at growgeneration.com, as well as a wholesale distribution business for resellers, and a benching, racking, and storage solutions business, Mobile Media or MMI.
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
The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products or when services have been completed. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company's right to payment, and the legal title of the products. Based on the assessment of control indicators, product sales are typically recognized when product is delivered to or picked up by the customer. Promises related to product installation are considered a separate performance obligation from the product sale because the products can be used without customization or modification and the installation is not complex and can be performed by other vendors. Installation revenue is recognized upon completion of the installation services.
Revenues are measured as the amount of consideration that the Company expects to receive, which is derived from a list price, reduced by variable consideration including applicable sales discounts and estimated expected sales returns. The majority of the Company's returns come from retail sales. Estimating future returns requires judgment based on current and historical trends, and actual returns may vary from management's estimates. Sales and other taxes collected concurrent with revenue producing activities are also excluded from revenue.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Sales
Cost of sales includes cost of goods and shipping costs. Cost of goods consists of cost of merchandise, inbound freight, and other inventory-related costs, such as shrinkage costs and lower of cost or net realizable value adjustments. Occupancy expenses of the Company's retail locations and distribution centers, which consist of payroll, rent, and other lease required costs, including common area maintenance and utilities, are included as a component of Store operations and other operational expenses on the Consolidated Statements of Operations. The Company does not consider these occupancy expenses to be part of the costs to bring its products to the finished condition and therefore records such costs as Store operations and other operational expenses rather than Cost of sales.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of money market funds.
Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. The Company's policy is to place its cash and cash equivalents with high-quality financial institutions in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Additionally, certain cash equivalents maintained with investment institutions are insured by a combination of the Securities Investor Protection Corporation ("SIPC") up to $500,000, which includes a $250,000 limit for cash, and additional private insurance, which mitigates the Company's exposure. As of December 31, 2024, the Company had $25.9 million in excess of the FDIC, SIPC, and other insurance limits.
Marketable Securities
Marketable securities investments primarily consist of fixed-income securities with short-term maturities, which are not actively traded by the Company. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $1.3 million and $1.4 million for the years ended December 31, 2024 and 2023 and were immaterial for the year ended December 31, 2022. Changes in fair value of marketable securities are included in Interest income on the Consolidated Statements of Operations.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable
From time-to-time, the Company has executed notes receivables to third parties secured by collateral. Notes receivable generally have terms of 12 months to 18 months and bear interest from 12 to 14% per annum. Generally, the underlying collateral is product or equipment financed by the note receivable.
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
The Company periodically reviews the value of the underlying collateral for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance or impairment of the note receivable and related accrued interest is necessary. As of December 31, 2024 and 2023, the Company believes the value of the underlying collateral to be sufficient and in excess of the respective outstanding principal and accrued interest, net of recognized allowance for credit losses.
Concentration of Credit Risk
The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and notes receivable. The Company is affected by general economic conditions in the U.S. To limit credit risk, management periodically reviews and evaluates the financial condition of customers and maintains an allowance for credit losses. As of December 31, 2024 and 2023, the Company does not believe that it has significant credit risk.
Inventory
Inventory consists predominantly of gardening supplies and materials, fixtures, and equipment, and is recorded at the lower of cost (weighted average cost method) or net realizable value. The inventory balance includes raw materials of $2.4 million for each of the years ended December 31, 2024 and 2023, with the remainder consisting of finished goods. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of sales. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $6.5 million, $4.8 million, and $7.8 million, respectively, to inventory write-downs due to shrink and obsolescence.
Property and Equipment
Property and equipment are recorded at cost, or at the allocated fair value for assets acquired in accordance with ASC 805, Business Combinations, and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the useful life of the improvement. Renewals and betterment that materially extend the life of the asset are capitalized. With respect to constructed assets, all materials, direct labor, and contract services, as well as certain indirect costs, are capitalized. Costs for maintenance and repairs are expensed as incurred.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The general range of estimated useful lives for property and equipment are as follows:

Estimated Lives
Vehicles	5 years
Buildings	20 - 30 years
Furniture and fixtures	3 -7 years
Computers and equipment	3 - 5 years
Capitalized software	3 - 8 years
Leasehold improvements	3 - 10 years, not to exceed lease term
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
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable assets acquired and liabilities assumed in connection with acquisitions in accordance to ASC 805, Business Combinations. Goodwill is not amortized but instead is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. Effective the fourth quarter of 2023 and prospectively, the Company performs its required annual goodwill impairment test as of December 1 rather than on December 31, which was the Company's previous practice.
Goodwill is assessed using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. Companies also have the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test for a reporting unit.
The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount, and an impairment loss is recognized for the differential. The Company performs a quantitative impairment assessment for a reporting unit using a fair value method based on management's judgements and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company determines fair value using the income approach, where estimated future cash flows are discounted to present value at an appropriate rate of return. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment losses related to long-lived assets are included in Impairment loss on the Consolidated Statements of Operations. Refer to Note 6, Goodwill and Intangible Assets, and Note 8, Leases, for additional information regarding the Company's long-lived asset impairment assessments.
Leases
Leases are accounted for in accordance with ASC 842, Leases. Contracts are evaluated to determine whether the arrangement contains a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in ASC 842, Leases. The Company's operating leases primarily consist of real estate leases for its retail stores, distribution centers, warehouses, and offices. The Company does not have finance leases. Additionally, the Company subleases certain of its operating leases related to closed retail locations.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease expense is recorded within the Company's Consolidated Statements of Operations based upon the nature of the operating lease right-of-use assets. Where assets are used to directly serve customers, such as retail locations and distribution centers, lease costs are recorded in Store operations and other operational expenses. Facilities and assets which serve management and support functions are expensed through Selling, general, and administrative. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable.

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit losses. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices.

	Level	December 31, 2024	December 31, 2023
Cash equivalents	1	$16,945	$17,300
Marketable securities	2	$28,984	$35,212
Business Combinations
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Assets acquired and liabilities assumed are recognized at their estimated fair values in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized within the measurement period, which cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The process for estimating fair values requires the use of significant estimates,

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Any changes to these estimates may have a material impact on the Company's operating results or financial position. All acquisition costs are expensed as incurred and recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Refer to Note 13, Acquisitions, for additional information regarding the Company's business combinations.
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
Advertising
The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2024, 2023, and 2022 amounted to $2.0 million, $1.8 million, and $4.0 million, respectively.
Earnings Per Share
The Company computes net earnings per share under ASC 260-10, Earnings Per Share. Basic earnings or loss per share ("EPS") is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.
The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options, restricted stock units, and common stock warrants, which assumes that any proceeds received from the exercise of in-the-money stock options, restricted stock units, and common stock warrants, would be used to purchase common shares at the average market price for the period.
Share-Based Compensation
The Company uses share-based compensation, including stock options, restricted stock units, and common stock warrants, to provide long-term performance incentives for its employees, non-employee members of its Board of Directors, and consultants.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records share-based compensation in accordance with ASC 718, Compensation-Stock Compensation. The Company estimates the fair value of stock options and common stock warrants on the grant date using the Black-Scholes option pricing model. Restricted stock units are valued using the market value on the grant date. The fair value of all share-based payment awards is recognized as an expense over the requisite service period using the straight-line single-option method and is included in Selling, general, and administrative expense in the Consolidated Statements of Operations. Forfeitures are recognized as they occur.
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
Refer to Note 9, Share-Based Payments, for additional information regarding the Company's share-based compensation and share-based payment awards.
Treasury Stock
The Company recognizes common stock repurchased as treasury stock at the amount paid to repurchase its shares, including incremental direct costs to repurchase the common stock, as a reduction to stockholders' equity on the Consolidated Balance Sheets.
In accordance with ASC 505, Equity, the retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess cost over par value is recognized as a deduction from retained earnings. Treasury stock is retired on a first in, first out basis.
Segment Reporting
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance for changes in management's approach or changes in other facts and circumstances that might result in different segment reporting. Consistent with the prior year, the Company has two operating segments, each its own reportable segment, based on its major lines of business: the Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and the Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business. Refer to Note 15, Segments, for additional information regarding the Company's reportable segments.
Restructuring Activities
The Company's restructuring and restructuring related charges consists of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs. Certain of the Company's restructuring activities include the recognition of exit or disposal costs, which are recognized in accordance with ASC 420, Exit or Disposal Cost Obligations. Exit or disposal costs include, but are not limited to, the costs of termination benefits, such as one-time involuntary severance or retention bonuses, one-time contract termination costs (excluding leases), and other costs associated with non-termination type costs related to restructuring initiatives. Liabilities from exit and disposal costs are recorded for estimated costs to be incurred. Refer to Note 17, Restructuring, for additional information related to restructuring activities.
3. RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through the issuance of an Accounting Standards Update ("ASU").

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280) ("ASU 2023-07"), which expanded disclosure requirements for reportable segments on an annual and interim basis primarily through enhanced disclosures about significant segment expenses and the composition of other segment items for each segment's reported profit or loss. The Company adopted this standard retrospectively as of December 31, 2024. Refer to Note 15, Segments for segment disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which requires disclosure on an annual and interim basis of disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and adoption of ASU 2024-03 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.
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
Contract Assets and Liabilities
Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable (contract asset) or a customer deposit (contract liability). The opening and closing balances of the Company's accounts receivables and customer deposits are as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2024	$8,895	$5,359
Balance as of December 31, 2024	7,361	2,404
Decrease	$(1,534)	$(2,955)

Balance as of January 1, 2023	$8,336	$4,338
Balance as of December 31, 2023	8,895	5,359
Increase	$559	$1,021
Of the total amount of customer deposits as of January 1, 2024, $4.8 million was reported as revenue during the year ended December 31, 2024. Of the total amount of customer deposits as of January 1, 2023, $3.4 million was reported as revenue during the year ended December 31, 2023.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also has notes receivable under longer term financing arrangements at interest rates typically ranging from 12% to 14% with repayment terms typically ranging for 12 to 18 months.
Notes receivable at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Notes receivable	$1,056	$2,031
Allowance for credit losses	—	(1,732)
Notes receivable, net	$1,056	$299
The following table summarizes changes in notes receivable balances that have been deemed impaired.

	December 31,
	2024	2023
Notes receivable	$—	$1,732
Allowance for credit losses	—	(1,732)
Notes receivable, net	$—	$—
During the year ended December 31, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 16, Commitment and Contingencies, for additional information regarding the settlement.

5. PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
Vehicles	$2,553	$2,558
Buildings and land	2,121	2,121
Leasehold improvements	12,086	11,920
Furniture, fixtures and equipment	13,051	14,364
Capitalized software	16,446	16,085
Construction-in-progress	49	—
Property and equipment, gross	46,306	47,048
Accumulated depreciation and amortization	(30,813)	(19,996)
Property and equipment, net	$15,493	$27,052
Depreciation and amortization expense related to property and equipment was $12.8 million, $7.9 million, and $7.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. In conjunction with the Company's restructuring activities as discussed in Note 17, Restructuring, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in a $5.3 million increase to depreciation and amortization expense related to property and equipment for the year ended December 31, 2024. Refer to Note 17, Restructuring, for additional information on the restructuring activities.

6. GOODWILL AND INTANGIBLE ASSETS
The Company performs goodwill impairment testing annually on December 1, or more frequently if events or circumstances were to occur that would more likely than not reduce the fair value of reporting units below the carrying amount. The Company would recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. The adjusted carrying amount of goodwill shall be its new accounting basis.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the goodwill impairment test performed on December 1, 2024, the Company elected different approaches based on the circumstances surrounding each reporting unit. Of the Company's four reporting units, only three had remaining goodwill balances. The Company elected to qualitatively review one reporting unit for events and circumstances which would indicate whether it was more than likely than not reporting unit fair values were below carrying values. The qualitative assessment did not identify any indicators of impairment, and accordingly, no further impairment assessments were necessary. For the remaining two reporting units, the Company elected to bypass the qualitative assessment and proceed directly to a quantitative assessment. The fair value of each reporting unit was primarily determined using the income approach, which discounts estimated future cash flows to present value using an appropriate rate of return. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The estimated fair value of each reporting unit was compared to each respective carrying amount, and, as a result of changes to the business and future projections, the Company recorded a goodwill impairment loss of $5.9 million.
In conjunction with the quantitative impairment assessment on December 1, 2024, the Company performed a recoverability test on the following finite-lived intangible assets: customer relationships and trade names. The Company determined the fair value of these finite-lived intangible assets using the income approach. The estimated fair values of the finite-lived intangible assets were compared to the respective carrying values, and as a result, the Company identified a $0.7 million impairment loss, for the year ended December 31, 2024.
For the goodwill impairment test performed on December 1, 2023, the Company completed a quantitative goodwill impairment assessment for each of its four reporting units. The fair value of each reporting unit was determined using the income approach, which discounts estimated future cash flows to present value using an appropriate rate of return. The estimated fair value of each reporting unit was compared to its carrying amount, and, as a result of changes to the business and future projections, the Company identified a $9.3 million impairment loss related to its goodwill for the year ended December 31, 2023.
In conjunction with its annual goodwill impairment assessment on December 1, 2023, the Company quantitatively evaluated the recoverability of its long-lived assets, including its finite-lived intangible assets, for impairment. The recoverability assessment compared the carrying value of long-lived asset groups to their expected future pretax cash flows (undiscounted and without interest charges). If the undiscounted cash flows were less than the carrying values, an impairment loss was recognized for the difference between the estimated fair values using an income approach and the related carrying values. As a result, the Company identified a $6.2 million impairment loss for the year ended December 31, 2023 related to its finite-lived intangible assets, including trade names, patents, customer relationships, non-competes, and intellectual property.
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
As a result, the Company performed a recoverability test on the following finite-lived intangible assets: customer relationships, trade names, and non-competes. For goodwill impairment testing purposes, the Company determined three of its four reporting units required quantitative assessment as it was more likely than not that the fair value of those reporting units were less than their carrying values. The Company determined the fair value of its reporting units and finite-lived intangible assets using the income approach. The Company recognized impairment losses of $11.2 million related to its finite-lived intangibles and $116.7 million related to goodwill on June 30, 2022.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in goodwill, including the impairments discussed above, by segment for the years ended December 31, 2024 and 2023 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2022	$14,373	$1,605	$15,978
Acquisitions and measurement period adjustments	830	—	830
Impairment	(9,283)	—	(9,283)
Balance as of December 31, 2023	5,920	1,605	7,525
Impairment	(5,920)	—	(5,920)
Balance as of December 31, 2024	$—	$1,605	$1,605
Accumulated impairment for goodwill was $131.9 million, $125.9 million, and $116.7 million as of December 31, 2024, 2023, and 2022, respectively.
The changes in intangible assets, including the impairments discussed above, by segment for the years ended December 31, 2024 and 2023 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2022	$27,418	$3,460	$30,878
Amortization	(8,114)	(781)	(8,895)
Acquisitions and measurement period adjustments	440	—	440
Impairment	(6,243)	—	(6,243)
Balance as of December 31, 2023	13,501	2,679	16,180
Amortization	(5,885)	(781)	(6,666)
Impairment	(735)	—	(735)
Balance as of December 31, 2024	$6,881	$1,898	$8,779
Intangible assets on the Company's Consolidated Balance Sheets consist of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(21,908)	$5,882	$28,198	$(16,488)	$11,710
Patents, trademarks	69	(69)	—	69	(69)	—
Customer relationships	12,869	(9,974)	2,895	13,192	(8,813)	4,379
Non-competes	860	(858)	2	864	(773)	91
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Total	$42,724	$(33,945)	$8,779	$43,459	$(27,279)	$16,180

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $6.7 million, $8.7 million, and $9.9 million respectively. Future amortization expense as of December 31, 2024 is as follows:

2025	$5,892
2026	2,015
2027	765
2028	82
2029	25
Total	$8,779

7. INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit):
Federal	$—	$(115)	$(471)
State	158	147	(55)
Deferred tax (benefit):
Federal	—	—	(2,179)
State	—	—	(180)
Provision (benefit) for income taxes	$158	$32	$(2,885)
The tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses and attributes carryovers	$24,897	$15,097
Deferred right-of-use lease liabilities	9,750	10,874
Share-based compensation	586	1,249
Accumulated depreciation and amortization	31,804	30,101
Capitalized research costs	397	—
Accruals and other	2,039	2,421
Total deferred tax assets	69,473	59,742
Deferred tax liabilities:
Deferred right-of-use lease assets	(9,071)	(10,224)
Total deferred tax liabilities	(9,071)	(10,224)
Net deferred tax asset	60,402	49,518
Valuation allowance	(60,402)	(49,518)
Net deferred tax asset after valuation allowance	$—	$—
As of December 31, 2024, the Company had cumulative federal net operating losses of $98.9 million, which have an indefinite carryforward period. As of December 31, 2024 and 2023, the Company had cumulative state net operating loss carryforwards of $81.6 million and $53.3 million, respectively. State net operating loss carryforwards will begin to expire in calendar year 2035.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company has completed an analysis of any limitations on its tax attributes and has assigned a full valuation allowance against them as of December 31, 2024.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended December 31, 2024 and 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21%	21%	21%
State and local income taxes (net of federal tax benefit)	3%	4%	5%
Share-based compensation	—%	(1)%	(1)%
Valuation allowance	(22)%	(24)%	(23)%
Other	(2)%	—%	—%
Effective income tax rate	—%	—%	2%
Uncertain Tax Benefits
The Company has not identified any uncertain tax positions as of December 31, 2024. The Company recognizes interest and penalties accrued related to uncertain tax benefits in the income tax provision. There were no interest and penalties included in other long-term liabilities on the accompanying Consolidated Balance Sheets for years ended December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company's 2021 through 2023 fiscal years remain open for examination and assessment. For various states, the examination and assessment remain open for 2020 through 2023. Years prior to 2020 remain open solely for purpose of examination of the Company's loss and credit carryforwards.
8. LEASES
The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	December 31,
	2024	2023
Operating leases right-of-use assets, net	$34,453	$39,933

Current maturities of operating lease liability	7,398	8,021
Operating lease liability, net of current maturities	29,633	34,448
Total lease liability	$37,031	$42,469
The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term	5.5 years	6.0 years
Weighted average discount rate	6.2%	6.1%

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$9,880	$11,248	$10,936
Variable lease costs	2,126	2,559	2,428
Short-term lease costs	373	268	451
Sublease income	(1,420)	(1,148)	(86)
Total operating lease costs	$10,959	$12,927	$13,729
In conjunction with the Company's restructuring activities as discussed in Note 17, Restructuring, the Company assessed and impaired the right-of-use assets of certain closed retail locations, which resulted in an impairment loss of $0.2 million in the year ended December 31, 2024. Refer to Note 17, Restructuring, for additional information on the restructuring activities. The Company also identified a $0.1 million impairment related to its operating lease right-of-use assets for the year ended December 31, 2023, which is included in Impairment loss on the Consolidated Statements of Operations.
Future maturities of the Company's operating lease liabilities and receipts from subleases as of December 31, 2024 were as follows:

	Lease Payments	Sublease Receipts
2025	$9,420	$(1,187)
2026	8,208	(1,222)
2027	6,455	(1,257)
2028	6,022	(1,294)
2029	5,425	(1,332)
Thereafter	8,170	(1,470)
Total lease payments (receipts)	43,700	(7,762)
Less: imputed interest	(6,669)
Operating lease liability as of December 31, 2024	$37,031
Supplemental and other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$10,024	$11,139	$10,328

9. SHARE-BASED PAYMENTS
Equity Incentive Plans Overview
The Company maintains a long-term incentive plan, the Second Amended and Restated 2018 Equity Incentive Plan, for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The plan allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards").
On January 7, 2018, the Board adopted the 2018 Equity Incentive Plan (the "2018 Plan"), and on April 20, 2018, the shareholders approved the 2018 Plan. On February 7, 2020, the Board approved the amendment and restatement of the 2018 Plan to increase the number of shares issuable thereunder from 2,500,000 to 5,000,000, which amendment was approved by the shareholders on May 11, 2020 (the "First Restated 2018 Plan"). On April 22, 2024, the Board approved another amendment of the First Restated 2018 Plan to increase the number of shares issuable thereunder from 5,000,000 to

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6,500,000, which amendment was approved by shareholders on June 20, 2024 (the "Second Restated 2018 Plan"). As of December 31, 2024, there were 1.4 million shares available for issuance under the 2018 Plan.
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
Share-Based Compensation
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options, restricted stock units, and common stock warrants. The following table presents share-based compensation expense for the years ended December 31, 2024, 2023, and 2022.

	December 31,
	2024	2023	2022
Restricted stock units	$2,421	$3,171	$3,889
Stock options	—	—	59
Common stock warrants	—	—	1,019
Total	$2,421	$3,171	$4,967
As of December 31, 2024, the Company had $2.9 million of unamortized share-based compensation for share-based awards, which are expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units
The Company issues shares of restricted stock units to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the first, second, third, or fourth anniversary of the date of grant, subject to the employee's continuing employment as of that date. Restricted stock units are valued using market value on the grant date.
Restricted stock unit activity for the year ended December 31, 2024 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	905	$5.23
Granted	1,224	$2.14
Vested	(517)	$5.28
Forfeited	(209)	$4.88
Nonvested as of December 31, 2024	1,403	$2.57

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $2.14, $3.73, and $8.85, respectively.
Stock Options
The table below summarizes all option activity under all plans during the year ended December 31, 2024:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant Date Fair Value
Outstanding, vested and exercisable as of December 31, 2023	577	$4.01	0.95	$2.25
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited or expired	(561)	$3.99		$2.24
Outstanding, vested and exercisable as of December 31, 2024	16	$4.63	0.36	$2.56
The aggregate intrinsic value of stock options is calculated as the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The aggregate intrinsic value of stock options outstanding, vested, and exercisable was less than $0.1 million for the years ended December 31, 2024 and 2023, and $0.1 million for the year ended December 31, 2022.
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
The expense related to liability-classified stock awards for the years ended December 31, 2023 and 2022 was $0.2 million, and $0.5 million, respectively. As of December 31, 2024 and 2023, the Company no longer had any outstanding liability-classified stock awards.
10. EARNINGS PER SHARE
The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive loss per share computation for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Net loss	$(49,510)	$(46,496)	$(163,747)
Weighted average shares outstanding, basic	60,176	61,181	60,813
Effect of dilutive outstanding warrants and stock options	—	—	—
Weighted average shares outstanding, dilutive	60,176	61,181	60,813
Basic loss per share	$(0.82)	$(0.76)	$(2.69)
Diluted loss per share	$(0.82)	$(0.76)	$(2.69)

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted loss per share calculations for the year ended December 31, 2024 excluded 0.5 million shares of common stock issuable upon exercise of stock options and 0.9 million non-vested restricted stock units that would have been anti-dilutive. Diluted loss per share calculations for the year ended December 31, 2023 excluded 0.6 million shares of common stock issuable upon exercise of stock options and 1.0 million non-vested restricted stock units. For the year ended December 31, 2022, there were 0.6 million shares of common stock issuable upon exercise of stock options, 0.6 million non-vested restricted stock units, and 33 thousand shares of common stock issuable upon exercise of the stock purchase warrants that would have been anti-dilutive.
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
During the year ended December 31, 2024, the Company repurchased 2.5 million shares of common stock at an average price of $2.38 per share exclusive of incremental direct costs. As of December 31, 2024, the Company completed all purchases available under the stock repurchase program. The Company retired all 2.5 million shares of treasury stock acquired under the share repurchase program during the year ended December 31, 2024. The shares were returned to the status of authorized but unissued shares.
12. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan's eligibility requirements and provides for an employee elective contribution. The Company made immaterial matching contributions to the plan in the year ended December 31, 2024, and matching contributions of $0.6 million for each of the years ended December 31, 2023 and 2022.
13. ACQUISITIONS
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
There were no measurement period adjustments during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company's measurement period adjustments included a $1.3 million reduction to estimated fair value of acquired intangible assets with the offset to goodwill. As a result of these measurement period adjustments, the Company made an insignificant reduction in amortization expense.
All acquisition costs are expensed as incurred and recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company incurred no acquisition costs in the year ended December 31, 2024. Acquisition costs were less than $0.1 million for the year ended December 31, 2023 and were $0.2 million for the year ended December 31, 2022.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024 Acquisitions
The Company had no acquisitions during the year ended December 31, 2024.
2023 Acquisitions
On May 23, 2023, the Company purchased substantially all of the assets of Southside Garden Supply ("SGS"), a two-store chain of indoor/outdoor garden centers in Alaska. The total consideration for the purchase of the SGS assets was $2.0 million, including $1.9 million in cash and an indemnity holdback of $0.1 million. The SGS asset acquisition also included acquired goodwill of $0.6 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. SGS is included in the Company's Cultivation and Gardening segment.
Additionally, the Company made other, individually immaterial acquisitions during the year ended December 31, 2023. Total consideration for these purchases was $1.2 million, including $1.1 million paid in cash and indemnity holdbacks of less than $0.1 million. These individually immaterial acquisitions also included aggregate acquired goodwill of $0.3 million, which represents the value expected to rise from organic growth and an opportunity for the Company to expand into a new market. These acquisitions are included in the Company's Cultivation and Gardening segment.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the pro forma Consolidated Statement of Operations as if the acquisitions had been included in the consolidated results of the Company for the entire period for the years ended December 31, 2023 and 2022.

	December 31, 2023 (Unaudited)	December 31, 2022 (Unaudited)
Net sales	$228,032	$285,524
Net income (loss)	$(46,524)	$(163,712)
2022 Acquisitions
On February 1, 2022, the Company purchased all of the assets of Horticultural Rep Group, Inc. ("HRG"), a specialty marketing and sales organization of horticultural products based in Ogden, Utah. The total consideration for the purchase of the assets of HRG was $13.4 million, including $6.8 million in cash and common stock valued at $5.7 million. The asset purchase agreement also provided for an indemnity holdback to be settled in common stock of the Company valued at $0.9 million. Acquired goodwill of $5.8 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. HRG is included in the Company's Cultivation and Gardening segment.
On November 3, 2022, the Company purchased certain assets of St. Louis Hydroponic Company ("STL"), a hydroponic retail store in St. Louis, Missouri. The total consideration for the purchase of the assets of STL was $0.4 million in cash. Acquired goodwill of $0.1 million represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company. STL is included in the Company's Cultivation and Gardening segment.
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
The following represents the pro forma Consolidated Income Statement as if the acquisitions had been included in the consolidated results of the Company for the entire period for the year ended December 31, 2022.

December 31, 2022 (Unaudited)
Revenue	$280,897
Net loss	$(162,156)
14. RELATED PARTIES
The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, 2023 and 2022, there was an immaterial amount outstanding due to the firm.

15. SEGMENTS
The Company has two operating segments, each its own reportable segment, based on its major lines of business: the Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and the Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business.
In addition to sales by operating segment, which represent the Company's principal lines of business, the chief operating decision maker ("CODM") evaluates the Company's operations by regularly reviewing sales by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. Profit measures are evaluated for each reportable segment based on income from operations with identifiable expenses allocated to each reporting unit from which the expense line item was derived.
The CODM compares actual results to prior year and current year budgeted income statements to identify areas for improvement and make capital allocation decisions. The CODM uses gross profit measures to evaluate pricing decisions and product mix, also reviewing proprietary brand versus non-proprietary brand sales to assess the Company’s progress with key performance initiatives. The Company's CODM is the chief executive officer.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated revenue by segment is presented in the following tables:

	December 31,
Net sales	2024	2023	2022
Cultivation and Gardening
Proprietary brand sales	$39,528	$36,473	$36,906
Non-proprietary brand sales	123,982	157,991	208,775
Total Cultivation and Gardening	163,510	194,464	245,681
Storage Solutions
Commercial fixture sales	25,356	31,418	32,485
Total Storage Solutions	25,356	31,418	32,485
Total	$188,866	$225,882	$278,166

	December 31,
Net sales	2024	2023	2022
Cultivation and Gardening
Consumables	$118,088	$139,431	$161,012
Durables	45,422	55,033	84,669
Total Cultivation and Gardening	163,510	194,464	245,681
Storage Solutions
Durables	25,356	31,418	32,485
Total Storage Solutions	25,356	31,418	32,485
Total	$188,866	$225,882	$278,166

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Selected disaggregated information by segment is presented in the following tables for the years ended:

	December 31, 2024
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$163,510	$25,356	$—	$188,866
Cost of sales	131,346	13,798	—	145,144
Gross profit	32,164	11,558	—	43,722
Operating expenses
Store operations and other operational expenses:
Employee costs	13,720	3,007	—	16,727
Facilities	12,850	1,270	—	14,120
External service providers	1,127	89	—	1,216
Other segment items (1)	7,246	889	—	8,135
Total store operations and other operational expenses	34,943	5,255	—	40,198
Other operating expenses
Selling, general, and administrative	—	—	29,243	29,243
Estimated credit losses	—	—	(58)	(58)
Depreciation and amortization	—	—	19,436	19,436
Impairment loss	—	—	6,875	6,875
Total operating expenses	34,943	5,255	55,496	95,694
(Loss) income from operations	(2,779)	6,303	(55,496)	(51,972)
Other income	—	—	2,620	2,620
Net (loss) income before taxes	$(2,779)	$6,303	$(52,876)	$(49,352)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$194,464	$31,418	$—	$225,882
Cost of sales	147,060	17,564	—	164,624
Gross profit	47,404	13,854	—	61,258
Operating expenses
Store operations and other operational expenses:
Employee costs	18,208	2,962	—	21,170
Facilities	14,145	1,057	—	15,202
External service providers	1,290	61	—	1,351
Other segment items (1)	9,496	863	—	10,359
Total store operations and other operational expenses	43,139	4,943	—	48,082
Other operating expenses
Selling, general, and administrative	—	—	29,799	29,799
Estimated credit losses	—	—	955	955
Depreciation and amortization	—	—	16,607	16,607
Impairment loss	—	—	15,659	15,659
Total operating expenses	43,139	4,943	63,020	111,102
Income (loss) from operations	4,265	8,911	(63,020)	(49,844)
Other income	—	—	3,380	3,380
Net income (loss) before taxes	$4,265	$8,911	$(59,640)	$(46,464)

(1) Other segment items for each reportable segment include marketing costs, travel expenses, transaction fees, and other miscellaneous expenses.

	December 31, 2022
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$245,681	$32,485	$—	$278,166
Cost of sales	186,844	21,059	—	207,903
Gross profit	58,837	11,426	—	70,263
Operating expenses
Store operations and other operational expenses:
Employee costs	23,578	2,526	—	26,104
Facilities	14,750	755	—	15,505
External service providers	1,374	76	—	1,450
Other segment items (1)	10,660	961	—	11,621
Total store operations and other operational expenses	50,362	4,318	—	54,680
Other operating expenses
Selling, general, and administrative	—	—	36,758	36,758
Estimated credit losses	—	—	1,737	1,737
Depreciation and amortization	—	—	17,132	17,132
Impairment loss	—	—	127,831	127,831
Total operating expenses	50,362	4,318	183,458	238,138
Income (loss) from operations	8,475	7,108	(183,458)	(167,875)
Other income	—	—	1,243	1,243
Net income (loss) before taxes	$8,475	$7,108	$(182,215)	$(166,632)

(1) Other segment items for each reportable segment include marketing costs, travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not evaluate segments by assets or capital expenditures as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.
Customer and supplier concentrations
No customer accounted for more than 10% of the Company's sales for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the loss of any supplier or vendor would not have a severe impact on the Company's business.
16. COMMITMENTS AND CONTINGENCIES
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
In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. In February 2024, the Company received $0.3 million from the bankruptcy proceedings, which it recorded as a recovery on the $1.5 million Note & Option. The remainder of the Note & Option, which were fully reserved, were written off during the year ended December 31, 2024.
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
Indemnifications
In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2024, the Company did not have any liabilities associated with indemnities.
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
17. RESTRUCTURING
On July 22, 2024, the Company announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of its Cultivation and Gardening segment such as its proprietary brands, commercial sales, and e-commerce business. The restructuring plan primarily included reductions in cost structure by closing and consolidating 12 redundant or underperforming retail locations, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's restructuring and restructuring related charges consists of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs.
Since the restructuring activities were announced in July 2024, the Company incurred aggregate restructuring and restructuring-related costs of $2.4 million, presented on the Consolidated Statements of Operations for the year ended December 31, 2024 as follows:

Restructuring
Cultivation and Gardening segment:
Cost of sales(1)	$1,048
Gross profit	(1,048)
Store operations and other operational expenses (2)	842
Segment operating loss	(1,890)
Corporate expenses:
Selling, general, and administrative (3)	205
Impairment loss (4)	220
Other expense (5)	50
Total restructuring and restructuring related charges	$(2,365)

(1) Includes inventory disposal costs
(2) Costs consist of retail location closure costs and employee termination benefits
(3) Includes employee termination benefits and other associated costs
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures
In conjunction with the Company's restructuring activities related to operational and administrative improvements, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in an $5.3 million increase to depreciation and amortization expense related to property and equipment in the year ended December 31, 2024. Additionally, certain facilities costs related to closed retail locations for which the Company is pursuing sublease arrangements will be paid over the remaining terms which extend through 2032.
The liabilities associated with restructuring costs are included in Accrued liabilities and Payroll and payroll tax liabilities on the Consolidated Balance Sheets. Activities related to liabilities incurred under the restructuring plan are as follows:

	Retail Location Closures	Termination Benefits	Other Associated Costs	Total
Balance as of January 1, 2024	$—	$—	$—	$—
Additions	715	317	65	1,097
Payments and other adjustments	(600)	(308)	(65)	(973)
Balance as of December 31, 2024	$115	$9	$—	$124
Overall, the Company expects to incur a total of $2.7 million in restructuring and restructuring-related costs, including the $2.4 million previously incurred. The remainder of the expected charges primarily relate to corporate operational and administrative contract terminations and other associated costs. The Company expects that these restructuring activities will be substantially completed by the end of the first quarter of 2025.

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

As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Management concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weakness in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). As a result of this evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria established in COSO framework, due to the material weakness in our internal control over financial reporting described below.

This material weakness did not result in any material misstatements to the consolidated financial statements and there were no changes to previously released financial statements. Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The Company’s independent registered public accounting firm, Grant Thornton LLP, which audited the 2024 Consolidated Financial Statements and management’s assessment of the effectiveness of internal control over financial reporting included in this Form 10-K, has expressed an adverse opinion on the Company's internal control over financial reporting as of December 31, 2024.

Material Weakness in Internal Control over Financial Reporting - Storage Solutions Segment

Due to segregation of duties conflicts and the lack of precise manual monitoring controls over the system data, we did not maintain effective internal control over financial reporting within a separate enterprise resource planning (“ERP”) system, Navision, used exclusively for our storage solutions segment, branded as “MMI.” As such, information derived from the system could not be relied upon, resulting in management’s inability to assess control activities at a precision level to reasonably prevent or detect errors.

Plan to Remediate Material Weakness in Internal Control over Financial Reporting - MMI

The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include the following initiatives:
•Transition MMI off the Navision system and onto NetSuite, our integrated ERP and general ledger system used by all our other business channels.
•Remove administrative capabilities within the ERP system from operational roles.
•Perform segregation of duties analysis over new integrated users and roles within NetSuite.
•Consolidate our enterprise-wide shared service processes with the migration of the MMI business’s accounts payable and accounts receivable functions onto the NetSuite system.
•Develop and/or enhance information technology general and application controls and business process controls specific to MMI.

Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting

Management’s prior evaluations of the effectiveness of the Company’s internal control over financial reporting using the COSO Framework were that internal control over financial reporting were not effective as of December 31, 2023 and December 31, 2022 due to material weaknesses related to its control environment and various COSO Framework components. Management initiated various remediation efforts in fiscal year 2022, and these efforts continued throughout fiscal years 2023 and 2024. The following sections discuss these previously identified material weaknesses and their related remediation as of December 31, 2024.

Remediation of Material Weakness in Internal Control over Financial Reporting- Control Environment

Management had previously identified a material weakness due to the Company not maintaining an effective control environment based on the criteria established in the COSO framework. Contributing to the material weakness in the control environment were:
•Insufficient resources within the accounting and financial reporting department to review the accounting of complex financial reporting transactions including areas such as business combinations, share based compensation and the related income tax reporting.
•Ineffective controls over updating and distributing accounting policies and procedures across the organization.

The Company remediated the above material weakness related to the control environment as follows:
•Engaged a third-party CPA firm to consult with management in redesigning and documenting our internal control over financial reporting, including our entity-level controls, to be compliant with Sarbanes Oxley Act of 2002 (“SOX”).
•Hired a dedicated SOX compliance senior manager and analyst charged with monitoring and facilitating compliance with the Company’s SOX responsibilities and supervising the third-party specialists.
•Enhanced corporate oversight over entity and process level controls to ensure appropriate assignment of authority, responsibility, and accountability.
•Implemented global risk and compliance software to assist in monitoring and documenting compliance with SOX.
•Added personnel and leadership to the accounting and financial reporting department with technical accounting experience to act as internal resources for reviewing complex financial reporting transactions, including areas such as business combinations, share based compensation, and income tax reporting.

•Implemented controls to evaluate, monitor, and review the work of third-party consultants with specialized expertise engaged for complex transactions, including financial advisory support, valuation specialists for impairment analyses, and tax professionals for sales/use and income taxes.
•Completed SOX compliance training to enhance the technical ability and competence of control owners across the organization.
•Updated and formalized policies over significant accounting, finance, information technology, and compliance areas.

Remediation of Material Weakness in Internal Control over Financial Reporting - Risk Assessment

Management previously identified a material weakness related to the failure to design and implement an effective risk assessment based on the criteria established in the COSO framework and related deficiencies in the principles associated with the risk assessment component of the COSO framework.

The Company remediated the above material weakness as follows:
•Performed a comprehensive risk analysis, incorporating quantitative and qualitative factors across the entire organization inclusive of all business segments, applicable systems, and third-party service providers.
•Established materiality thresholds to apply consistent and reliable review precision within applicable control activities.
•Established formal monitoring, review, and communication procedures for newly released accounting pronouncements to ensure appropriate and timely implementation.
•Assessed all critical systems, applications, databases, and interfaces for financial statement impact to ensure the proper design and implementation of related information technology general controls.

Remediation of Material Weakness in Internal Control over Financial Reporting- Information & Communication

Management previously identified a material weakness related to ineffective information and communication processes that could properly identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicate relevant information about roles and responsibilities for internal control over financial reporting.

The Company remediated the above material weakness as follows:
•Developed new and revised existing critical system and business process narratives and flowcharts.
•Enhanced the evaluation and review process related to third-parties providing services critical to financial reporting.
•Continued to hold regular Board of Directors meetings throughout the year, including periodic compliance reports to the Audit Committee of the Board of Directors.
•Developed effective communication plans to all parties responsible for remediation relating to, among other things, identification of deficiencies and recommendations for corrective actions.
•Identified and maintained a listing of key reports used in financial reporting.
•Continued to monitor segregation of duties for all key controls and systems related to internal control over financial reporting.
•Formalized financial statement close procedures to document the preparation and review of key processes.
•Enhanced contract management controls to ensure completeness of and proper approval of material contracts.

Remediation of Material Weakness in Internal Control over Financial Reporting- Monitoring Activities

Management previously identified a material weakness related to ineffective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and the level of documentation maintained to support control effectiveness.

The Company remediated the above material weakness as follows:
•Enhanced review precision definitions for reconciliation controls to ensure proper identification and resolution of variances.
•Incorporated quarterly business reviews into our internal control over financial reporting.
•Established a formal deficiency tracking process, ensuring proper remediation of recommended corrective action.

Remediation of Material Weakness in Internal Control over Financial Reporting- Control Activities

Management previously identified a material weakness related to the design and operation of process-level controls and information technology general controls, which were determined to be pervasive throughout the Company’s financial reporting processes. Contributing to the material weakness over control activities were:
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

The Company remediated the above material weakness as follows:
•Implemented new business systems, including an enterprise resource planning software system, to support information technology general controls, appropriate segregation of duties, appropriate journal entry posting processes, change management, and user access.
•Bolstered information technology general controls across change-management, computer operations, user access, system integrations, error monitoring, and password configuration.
•Implemented quarterly access reviews for in-scope systems.
•Updated and/or drafted significant information technology policies to ensure responsibilities and expectations are defined, communicated, and enforced.
•Significantly enhanced physical inventory count procedures through staggering count dates, adding resources, incorporating roll-forward procedures, and increasing corporate oversight.
•Designed controls specific to business combinations and significant events.
•Continued to engage third-party specialists to assist management with complex financial transactions and valuations, including valuation model techniques and inputs such as forecasted, prospective information.
•Restructured or consolidated certain business functions to align more closely with effective business operation as well as to enable appropriate segregation of duties.
•Performed comprehensive segregation of duties analyses for all key controls and systems related to internal control over financial reporting.
•Enhanced segment review controls to properly identify the Company’s reportable segments, operating segments, and reporting units.
•Strengthened and enhanced our procedures around the search for unrecorded liabilities and cash application controls.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weaknesses disclosed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406, and 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2024.

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

10.2
Form of GrowGeneration Corp. Stock Option Agreement in connection with the Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.3
Employment Agreement dated September 30, 2024, between GrowGeneration Corp. and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 30, 2024)

10.4
Employment Agreement dated September 30, 2024, between GrowGeneration Corp. and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on September 30, 2024)

10.5	Employment Agreement, dated August 12, 2022, between GrowGeneration Corp. and Gregory Sanders (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on August 12, 2022)
10.6
Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on August 8, 2024)

10.7
Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed on August 8, 2024)

10.8
Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Gregory Sanders (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed on August 8, 2024)

19.1	Insider Trading Policy (Filed herewith.)
21.1	List of Subsidiaries of GrowGeneration Corp. (Filed herewith.)
23.1	Consent of Grant Thornton, LLP (Filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)
32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)
97	Incentive Compensation Recovery Policy (Filed herewith.)
101.INS	XBRL Instance Document (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2025.

GROWGENERATION CORP.

By:	/s/ Darren Lampert
	Name:	Darren Lampert
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
	Name:	Gregory Sanders
	Title:	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Each of the undersigned officers and directors of GrowGeneration Corp., a Colorado corporation (the "Registrant"), does hereby constitute and appoint Darren Lampert and Gregory Sanders, and each of them, as his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Darren Lampert

/s/ Gregory Sanders	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Gregory Sanders

/s/ Michael Salaman	President and Director	March 13, 2025
Michael Salaman

/s/ Stephen Aiello	Director	March 13, 2025
Stephen Aiello

/s/ Starlett Carter	Director	March 13, 2025
Starlett Carter

/s/ Eula Adams	Director	March 13, 2025
Eula Adams