Form 10-Q
period 2025-03-31
GrowGeneration Corp.
filed 2025-05-08
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 333-207889

GROWGENERATION CORP.
(Exact name of registrant as specified in its charter)

Colorado	46-5008129
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

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

As of May 5, 2025 there were 59,495,766 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,742	$27,471
Marketable securities	19,836	28,984
Accounts receivable, net of allowance for credit losses of $2,146 and $2,177 at March 31, 2025 and December 31, 2024, respectively	6,936	7,361
Notes receivable, current, net of allowance for credit losses of $— and $— at March 31, 2025 and December 31, 2024, respectively	1,056	1,056
Inventory	42,129	40,295
Prepaid income taxes	177	145
Prepaid and other current assets	6,285	7,896
Total current assets	109,161	113,208

Property and equipment, net	13,014	15,493
Operating leases right-of-use assets, net	32,431	34,453
Intangible assets, net	7,241	8,779
Goodwill	1,605	1,605
Other assets	780	814
TOTAL ASSETS	$164,232	$174,352
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,959	$8,146
Accrued liabilities	2,149	2,358
Payroll and payroll tax liabilities	2,021	2,655
Customer deposits	2,350	2,404
Sales tax payable	1,409	1,313
Current maturities of operating lease liabilities	7,024	7,398
Total current liabilities	24,912	24,274

Operating lease liabilities, net of current maturities	27,809	29,633
Other long-term liabilities	352	352
Total liabilities	53,073	54,259
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 59,487,477 and 59,402,628 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	59	59
Additional paid-in capital	376,120	375,677
Accumulated deficit	(265,020)	(255,643)
Total stockholders' equity	111,159	120,093
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,232	$174,352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$35,703	$47,888
Cost of sales (exclusive of depreciation and amortization shown below)	25,996	35,524
Gross profit	9,707	12,364

Operating expenses:
Store operations and other operational expenses	8,792	10,634
Selling, general, and administrative	7,112	7,908
Estimated credit losses (recoveries)	92	(488)
Depreciation and amortization	3,585	3,742
Total operating expenses	19,581	21,796

Loss from operations	(9,874)	(9,432)

Other income (expense):
Other income	—	47
Interest income	497	602
Interest expense	—	(56)
Total other income	497	593

Net loss before taxes	(9,377)	(8,839)

(Provision) benefit for income taxes	—	2

Net loss	$(9,377)	$(8,837)

Net loss per share, basic	$(0.16)	$(0.14)
Net loss per share, diluted	$(0.16)	$(0.14)

Weighted average shares outstanding, basic	59,441	61,499
Weighted average shares outstanding, diluted	59,441	61,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	59,403	$59	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	84	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(60)	—	(60)
Share-based compensation	—	—	503	—	503
Net loss	—	—	—	(9,377)	(9,377)
Balance as of March 31, 2025	59,487	$59	$376,120	$(265,020)	$111,159

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	61,484	$61	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	23	1	—	—	1
Common stock withheld for employee payroll taxes	—	—	(29)	—	(29)
Share-based compensation	—	—	778	—	778
Net loss	—	—	—	(8,837)	(8,837)
Balance as of March 31, 2024	61,507	$62	$374,182	$(208,936)	$165,308

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,377)	$(8,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,585	3,742
Share-based compensation	503	778
Estimated credit losses (recoveries)	92	(488)
Loss on asset disposition	658	33
Change in value of marketable securities	(234)	(390)
Changes in operating assets and liabilities:
Accounts and notes receivable	333	1,581
Inventory	(1,834)	(1,123)
Prepaid expenses and other assets	1,613	2,170
Accounts payable and accrued liabilities	1,600	295
Operating leases	(176)	80
Payroll and payroll tax liabilities	(634)	(72)
Customer deposits	(54)	(1,479)
Sales tax payable	96	64
Net cash and cash equivalents used in operating activities	(3,829)	(3,646)
Cash flows from investing activities:
Purchase of marketable securities	(7,186)	(21,143)
Maturities of marketable securities	16,568	26,465
Purchase of property and equipment	(237)	(355)
Proceeds from disposals of assets	15	—
Net cash and cash equivalents provided by investing activities	9,160	4,967
Cash flows from financing activities:
Common stock withheld for employee payroll taxes	(60)	(28)
Net cash and cash equivalents used in financing activities	(60)	(28)
Net increase in cash and cash equivalents	5,271	1,293
Cash and cash equivalents at the beginning of period	27,471	29,757
Cash and cash equivalents at the end of period	$32,742	$31,050

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Cash paid for interest	$—	$56
Cash paid for income taxes	$46	$—
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$—	$2,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

As of March 31, 2025, GrowGeneration has 31 retail locations across 12 states in the U.S. The Company also operates an online superstore at growgeneration.com, as well as a wholesale distribution business for resellers, and a benching, racking, and storage solutions business, Mobile Media or MMI.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 Form 10-K"). There were no significant changes to the Company's significant accounting policies as disclosed in the 2024 Form 10-K. The results reported in these unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results for the full fiscal year.

All amounts included in the accompanying notes to the Condensed Consolidated Financial Statements, except per share data, are in thousands (000).

Reclassifications

Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net loss within the Condensed Consolidated Statements of Operations.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

2. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standard Board ("FASB") or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through the issuance of an Accounting Standards Update ("ASU"). The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. In addition to the accounting pronouncements discussed below, no other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company's Condensed Consolidated Financial Statements or disclosures.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	March 31, 2025	December 31, 2024
Cash equivalents	1	$26,587	$16,945
Marketable securities	2	$19,836	$28,984

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
March 31, 2025
(Unaudited)
Contract Assets and Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable (contract asset) or a customer deposit (contract liability). The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2025	$7,361	$2,404
Balance as of March 31, 2025	6,936	2,350
Decrease	$(425)	$(54)

Balance as of January 1, 2024	$8,895	$5,359
Balance as of March 31, 2024	7,832	3,880
Decrease	$(1,063)	$(1,479)

Of the total amount of customer deposits as of January 1, 2025, $1.1 million was reported as revenue during the three months ended March 31, 2025. Of the total amount of customer deposits as of January 1, 2024, $2.9 million was reported as revenue during the three months ended March 31, 2024.

Notes receivable at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Notes receivable	$1,056	$1,056
Allowance for credit losses	—	—
Notes receivable, net	$1,056	$1,056

During the three months ended March 31, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 12, Commitments and Contingencies, for additional information regarding the settlement.

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Vehicles	$2,507	$2,553
Building and land	2,121	2,121
Leasehold improvements	10,374	12,086
Furniture, fixtures and equipment	12,995	13,051
Capitalized software	9,075	16,446
Construction-in-progress	29	49
Total property and equipment, gross	37,101	46,306
Accumulated depreciation and amortization	(24,087)	(30,813)
Property and equipment, net	$13,014	$15,493

Depreciation and amortization expense related to property and equipment was $2.0 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. In conjunction with the Company's restructuring activities as discussed in Note 14, Restructuring, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in a $0.6 million increase to depreciation and amortization expense related to property and equipment in the

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
three months ended March 31, 2025. These capitalized software assets became fully amortized and were retired during the three months ended March 31, 2025. Refer to Note 14, Restructuring, for additional information on the restructuring activities.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2024	$—	$1,605	$1,605
Balance as of March 31, 2025	$—	$1,605	$1,605

Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million as of March 31, 2025 and December 31, 2024.

The changes in intangible assets by segment for the three months ended March 31, 2025 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2024	$6,881	$1,898	$8,779
Amortization	(1,363)	(175)	(1,538)
Balance as of March 31, 2025	$5,518	$1,723	$7,241

Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(23,187)	$4,603	$27,790	$(21,908)	$5,882
Patents, trademarks	69	(69)	—	69	(69)	—
Customer relationships	12,869	(10,233)	2,636	12,869	(9,974)	2,895
Non-competes	860	(858)	2	860	(858)	2
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Total	$42,724	$(35,483)	$7,241	$42,724	$(33,945)	$8,779

Amortization expense was $1.5 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

Future amortization expense as of March 31, 2025 was as follows:

2025 (remainder of the year)	$4,354
2026	2,015
2027	765
2028	82
2029	25
Total	$7,241

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
7. INCOME TAXES

For the three months ended March 31, 2025 and 2024, the effective tax rate was 0.0%. The effective tax rate for each of the three months ended March 31, 2025 and 2024 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of March 31, 2025, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	March 31, 2025	December 31, 2024
Operating leases right-of-use assets, net	$32,431	$34,453

Current maturities of operating lease liability	$7,024	$7,398
Operating lease liability, net of current maturities	27,809	29,633
Total lease liability	$34,833	$37,031

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	March 31,
	2025	2024
Weighted average remaining lease term	5.4 years	6.0 years
Weighted average discount rate	6.2%	6.2%

The components of lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$2,292	$2,563
Variable lease costs	153	664
Short-term lease costs	88	85
Sublease income	(380)	(272)
Total operating lease costs	$2,153	$3,040

Future maturities of the Company's operating lease liabilities and receipts from subleases as of March 31, 2025 were as follows:

	Lease Payments	Sublease Receipts
2025 (remainder of the year)	$6,780	$(895)
2026	8,091	(1,222)
2027	6,455	(1,257)
2028	6,022	(1,294)
2029	5,425	(1,332)
Thereafter	8,170	(1,470)
Total lease payments (receipts)	40,943	(7,470)
Less: imputed interest	(6,110)
Operating lease liability as of March 31, 2025	$34,833

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Supplemental and other information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,358	$2,580

9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive loss per share computation for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,377)	$(8,837)
Weighted average shares outstanding, basic	59,441	61,499
Effect of dilutive outstanding restricted stock units and stock options	—	—
Adjusted weighted average shares outstanding, dilutive	59,441	61,499
Basic loss per share	$(0.16)	$(0.14)
Dilutive loss per share	$(0.16)	$(0.14)

Diluted loss per share calculations for the three months ended March 31, 2025 excluded 1.4 million non-vested restricted stock units and 17 thousand shares of common stock issuable upon exercise of stock options that would have been anti-dilutive. Diluted loss per share calculations for the three months ended March 31, 2024 excluded 0.9 million non-vested restricted stock units and 0.6 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

10. SHARE-BASED PAYMENTS

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

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The Company recorded share-based compensation expense of $0.5 million and $0.8 million in the three months ended March 31, 2025 and 2024, respectively.

Restricted Stock Units

The Company issues restricted stock units to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest annually or biannually over three to five years following the date of grant, subject to the employee's continuing employment as of that date. Restricted stock units are valued using the market value on the grant date.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Restricted stock unit activity for the three months ended March 31, 2025 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,403	$2.57
Granted	244	$1.26
Vested	(131)	$3.14
Forfeited	(13)	$2.65
Nonvested as of March 31, 2025	1,503	$2.30

As of March 31, 2025, the Company had approximately $2.7 million of unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the three months ended March 31, 2024, no restricted stock units were granted.

Stock Options

Stock option activity for the three months ended March 31, 2025 is presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	16	$4.63	0.36	$2.56
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding as of March 31, 2025	16	$4.63	0.11	$2.56
Vested and exercisable as of March 31, 2025	16	$4.63	0.11	$2.56

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
As of December 31, 2024, the Company completed all purchases available under the stock repurchase program. The Company retired all shares of treasury stock acquired under the share repurchase program during the year ended December 31, 2024. The shares were returned to the status of authorized but unissued shares.

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
March 31, 2025
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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2025, the Company did not have any liabilities associated with indemnities.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Disaggregated revenue by segment is presented in the following tables:

	Three Months Ended March 31,
Net sales	2025	2024
Cultivation and Gardening
Proprietary brand sales	$9,883	$9,726
Non-proprietary brand sales	21,028	33,382
Total Cultivation and Gardening	30,911	43,108
Storage Solutions
Commercial fixture sales	4,792	4,780
Total Storage Solutions	4,792	4,780
Total	$35,703	$47,888

	Three Months Ended March 31,
Net sales	2025	2024
Cultivation and Gardening
Consumables	$23,055	$30,181
Durables	7,856	12,927
Total Cultivation and Gardening	30,911	43,108
Storage Solutions
Durables	4,792	4,780
Total Storage Solutions	4,792	4,780
Total	$35,703	$47,888

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Selected information by segment is presented in the following tables for the three months ended:

	March 31, 2025
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$30,911	$4,792	$—	$35,703
Cost of sales	23,007	2,989	—	25,996
Gross profit	7,904	1,803	—	9,707
Operating expenses
Store operations and other operational expenses:
Employee costs	2,661	747	—	3,408
Facilities	2,756	394	—	3,150
External service providers	95	14	—	109
Other segment items (1)	1,857	268	—	2,125
Total store operations and other operational expenses	7,369	1,423	—	8,792
Other operating expenses
Selling, general, and administrative	—	—	7,112	7,112
Estimated credit losses	—	—	92	92
Depreciation and amortization	—	—	3,585	3,585
Total operating expenses	7,369	1,423	10,789	19,581
Income (loss) from operations	535	380	(10,789)	(9,874)
Other income	—	—	497	497
Net income (loss) before taxes	$535	$380	$(10,292)	$(9,377)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

	March 31, 2024
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$43,108	$4,780	$—	$47,888
Cost of sales	32,783	2,741	—	35,524
Gross profit	10,325	2,039	—	12,364
Operating expenses
Store operations and other operational expenses:
Employee costs	3,654	771	—	4,425
Facilities	3,480	358	—	3,838
External service providers	529	11	—	540
Other segment items (1)	1,598	233	—	1,831
Total store operations and other operational expenses	9,261	1,373	—	10,634
Other operating expenses
Selling, general, and administrative	—	—	7,908	7,908
Estimated credit recoveries	—	—	(488)	(488)
Depreciation and amortization	—	—	3,742	3,742
Total operating expenses	9,261	1,373	11,162	21,796
Income (loss) from operations	1,064	666	(11,162)	(9,432)
Other income	—	—	593	593
Net income (loss) before taxes	$1,064	$666	$(10,569)	$(8,839)

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
March 31, 2025
(Unaudited)

14. RESTRUCTURING

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

The Company's restructuring and restructuring-related charges consisted of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs.

Since the restructuring activities were announced in July 2024, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million were incurred during the three months ended March 31, 2025 and are presented on the Condensed Consolidated Statements of Operations as follows:

Restructuring
Cultivation and Gardening segment:
Store operations and other operational expenses (1)	765
Segment operating loss	(765)
Corporate expenses:
Selling, general, and administrative (2)	376
Total restructuring and restructuring-related charges	$(1,141)

(1) Costs consist primarily of fixed asset disposals and lease contract termination costs for previously closed retail locations
(2) Costs consist of corporate operational and administrative contract terminations

In conjunction with the Company's restructuring activities related to operational and administrative improvements, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in an $0.6 million increase to depreciation and amortization expense related to property and equipment in the three months ended March 31, 2025. These capitalized software assets became fully amortized and were retired during the three months ended March 31, 2025. Additionally, certain facilities costs or contract termination costs related to closed retail locations for which the Company is pursuing sublease arrangements or lease terminations may be paid over the remaining terms which extend through 2032.

The liabilities associated with restructuring costs are included in Accrued liabilities and Payroll and payroll tax liabilities on the Condensed Consolidated Balance Sheets. Activities related to liabilities incurred under the restructuring plan were as follows:

	Retail Location Closures	Termination Benefits	Total
Balance as of January 1, 2025	$115	$9	$124
Additions	765	—	765
Payments and other adjustments	(880)	(9)	(889)
Balance as of March 31, 2025	$—	$—	$—

Overall, the Company has incurred a total of approximately $3.5 million in restructuring and restructuring-related costs, including the $1.1 million incurred in the three months ended March 31, 2025. The Company has substantially completed its restructuring activities as of March 31, 2025 and does not expect to incur significant additional restructuring and restructuring-related costs in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025. We caution readers that this Quarterly Report of GrowGeneration Corp. on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “may,” “likely,” “anticipates,” “believes,” “expects,” “estimates,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements contained in this report have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements contained in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements, except as required by federal securities laws. There may be additional risks, uncertainties, and other factors that we do not currently view as material or that are not necessarily known. Dollars in tabular format are presented in thousands unless otherwise indicated.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

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

The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets. Given the uncertainty regarding the scope and duration of current and potential tariffs, trade policies, and other non-tariff trade practices and policies, the specific impact on our business and results of operations is uncertain but could result in increased costs for our products. We are actively monitoring these developments and exploring strategies to mitigate these risks and potential negative effects on our business and results from operations, including negotiating with suppliers, adjusting our pricing strategies, moving our supply chain away from countries with higher tariffs in favor of other jurisdictions, and seeking tariff exemptions where possible.

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

We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of March 31, 2025. We continue to evaluate our retail geographic footprint for redundancies in our fixed cost structure and for opportunities to serve our customers through other retail locations and our online platforms.

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

Strategic Restructuring Plan

In July 2024, we announced a strategic restructuring plan focused on long-term profitability and advancing growth initiatives in key areas of our Cultivation and Gardening segment such as our proprietary brands, commercial sales, and e-commerce business. The restructuring plan primarily included product development costs, digital transformation initiatives, reductions in cost structure by closing and consolidating 12 redundant or underperforming retail locations, in addition to the 7 retail locations closed in the first half of 2024, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

As of March 31, 2025, we have substantially completed our restructuring activities and do not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs, including $1.1 million during the three months ended March 31, 2025 and $2.4 million previously incurred in fiscal year 2024. As a result of these restructuring activities, we expect improvement in our gross profit margin and profitability while generating annualized cost savings of approximately $12.0 million.

Our restructuring and restructuring-related charges consisted of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs. Restructuring and restructuring-related costs incurred during the three months ended March 31, 2025 were presented on the Condensed Consolidated Statements of Operations as follows:

Restructuring
Cultivation and Gardening segment:
Store operations and other operational expenses (1)	765
Segment operating loss	(765)
Corporate expenses:
Selling, general, and administrative (2)	376
Total restructuring and restructuring-related charges	$(1,141)

(1) Costs consist primarily of fixed asset disposals and lease contract termination costs for previously closed retail locations
(2) Costs consist of corporate operational and administrative contract terminations

In conjunction with our restructuring activities to support operational and administrative improvements, we reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in a $0.6 million increase to depreciation and amortization expense related to property and equipment in the three months ended March 31, 2025. These capitalized software assets became fully amortized and were retired during the three months ended March 31, 2025.

As of March 31, 2025, there was no outstanding restructuring liability. However, certain facilities costs or contract termination costs related to closed retail locations for which we are pursuing sublease arrangements or lease terminations may be paid over the remaining terms which extend through 2032 at the latest.

Refer to Note 14, Restructuring, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding restructuring activities.

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

Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 31 retail locations across 12 states as of March 31, 2025. We have also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI. We regularly seek and evaluate accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended March 31, 2025 and 2024

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2025		2024		Year-to-Year Variance
Net sales	$35,703	100.0%	$47,888	100.0%	$(12,185)	(25.4)%
Cost of sales	25,996	72.8%	35,524	74.2%	(9,528)	(26.8)%
Gross profit	9,707	27.2%	12,364	25.8%	(2,657)	(21.5)%
Operating expenses	19,581	54.8%	21,796	45.5%	(2,215)	(10.2)%
Loss from operations	(9,874)	(27.7)%	(9,432)	(19.7)%	(442)	(4.7)%
Other income	497	1.4%	593	1.2%	(96)	(16.2)%
Net loss before taxes	(9,377)	(26.3)%	(8,839)	(18.5)%	(538)	(6.1)%
Benefit for income taxes	—	—%	2	—%	(2)	(100.0)%
Net loss	$(9,377)	(26.3)%	$(8,837)	(18.5)%	$(540)	(6.1)%
*Percentage is not meaningful.

Net Sales

Net sales for the three months ended March 31, 2025 were $35.7 million, a decrease of $12.2 million or 25.4% as compared to net sales of $47.9 million for the three months ended March 31, 2024.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $30.9 million for the three months ended March 31, 2025 compared to $43.1 million for the three months ended March 31, 2024. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which included the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. Additionally, the decreased net sales for Cultivation and Gardening related to reduced e-commerce retail sales volume, slowness in durable product sales, as well as discounting products that were discontinued in conjunction with the 2024 restructuring plan and strategic rationalization of our product offerings. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended March 31, 2025 increased to 32.0% as compared to 22.6% for the three months ended March 31, 2024, largely driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands and various product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the three months ended March 31, 2025 was 74.6%, an increase from 70.0% for the three months ended March 31, 2024, which was mainly driven by increased brand adoption of proprietary growing media and nutrient products.

Net sales of commercial fixtures within our Storage Solutions segment remained consistent at $4.8 million for each of the three months ended March 31, 2025 and 2024.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 was $26.0 million, a decrease of $9.5 million or 26.8% compared to $35.5 million for the three months ended March 31, 2024. The decrease in cost of sales largely corresponds to the 25.4% decrease in net sales, as previously discussed, and was partially offset by reduced inventory discounts from vendors.

Gross Profit

Gross profit was $9.7 million for the three months ended March 31, 2025 compared to $12.4 million for the three months ended March 31, 2024, a decrease of $2.7 million or 21.5%. The decrease in gross profit was primarily related to the Cultivation and Gardening segment, which decreased $2.4 million, or 23.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, largely as a result of the decrease in sales volume due to store consolidations and the effects of the strategic restructuring plan. Additionally, gross profit from our Storage Solutions segment decreased $0.2 million, or 11.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increases in installation labor costs.

Gross profit margin was 27.2% for the three months ended March 31, 2025, an increase of 140 basis points from a gross profit margin of 25.8% for the three months ended March 31, 2024. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 25.6% for the three months ended March 31, 2025 as compared to 24.0% for the three months ended March 31, 2024, primarily driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands. The Storage Solutions gross profit margin decreased to 37.6% in the three months ended March 31, 2025 from 42.7% in three months ended March 31, 2024 due to industry pricing compression for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization. Operating expenses were $19.6 million for the three months ended March 31, 2025 and $21.8 million in the three months ended March 31, 2024, a decrease of $2.2 million or 10.2%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $8.8 million for the three months ended March 31, 2025, compared to $10.6 million for the three months ended March 31, 2024, a decrease of $1.8 million or 17.3%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in conjunction with the restructuring plan. This decrease was partially offset by the additional $0.8 million of restructuring costs incurred in the three months ended March 31, 2025 related to fixed asset disposals and lease contract terminations costs for previously closed retail locations.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $10.8 million for the three months ended March 31, 2025, compared to $11.2 million for the three months ended March 31, 2024. Selling, general, and administrative costs decreased by $0.8 million or 10.1% for the three months ended March 31, 2025 primarily as a result of decreased employee costs and professional fees. This decrease in selling, general, and administrative expense was partially offset by a net $0.6 million increase in estimated credit losses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $0.3 million credit recovery settlement received in bankruptcy proceedings related to a note receivable in the three months ended March 31, 2024.

Other Income (Expense)

Other income remained relatively flat at approximately $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,377)	$(8,837)
Provision (benefit) for income taxes	—	(2)
Interest income	(497)	(602)
Interest expense	—	56
Depreciation and amortization	3,585	3,742
EBITDA	$(6,289)	$(5,643)
Share-based compensation	503	778
Investment income	519	580
Restructuring plan	1,141	—
Consolidation and other charges (1)	96	1,414
Adjusted EBITDA	$(4,030)	$(2,871)
(1) Consists primarily of expenditures related to the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2025, we had working capital of $84.2 million compared to working capital of $88.9 million as of December 31, 2024, a decrease of $4.7 million. The decrease in working capital from December 31, 2024 to March 31, 2025 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $52.6 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

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

Cash Flows

The following discussion sets forth the major sources and uses of cash for the three months ended March 31, 2025 and 2024.

Operating Activities

Net cash and cash equivalents used in operating activities for the three months ended March 31, 2025 was $3.8 million compared to net cash used in operating activities of $3.6 million for the three months ended March 31, 2024. The changes in operating cash were primarily driven by changes in gross profit and operating expenses, excluding non-cash changes such as depreciation and amortization, as previously discussed in the Results of Operations section as well as changes in working capital.

Investing Activities

Net cash and cash equivalents provided by investing activities for the three months ended March 31, 2025 was $9.2 million compared to net cash provided by investing activities of $5.0 million for the three months ended March 31, 2024. Investing activities for the three months ended March 31, 2025 were primarily attributable to investment of excess cash into marketable securities of $7.2 million, offset by maturity of marketable securities of $16.6 million. Investing activities for the three months ended March 31, 2024 were primarily attributable to investment of excess cash into marketable securities of $21.1 million, offset by maturity of marketable securities of $26.5 million.

Financing Activities

Net cash and cash equivalents used in financing activities was $0.1 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively, related to common stock withheld for employee payroll taxes.

Critical Accounting Policies, Judgements, and Estimates

For a summary of the Company's critical accounting policies, judgements, and estimates, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a summary of the Company's quantitative and qualitative disclosures about market risk, please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
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

As of March 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Management concluded that as of March 31, 2025, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting identified by management as of December 31, 2024 as described below.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2025 because of the material weakness in internal control over financial reporting discussed below.

While this material weakness did not result in material misstatements of the Company's financial statements within the Annual Report on Form 10-K for the year ended December 31, 2024, and management does not believe that this material weakness resulted in material misstatements as of March 31, 2025, the material weakness creates a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, except for the continued implementation of the remediation plan to address the material weakness discussed above, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For a summary of the Company's risk factors, please refer to Item 9A of our Form 10-K for the year ended December 31, 2024.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2025.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)