Form 10-Q
period 2025-06-30
GrowGeneration Corp.
filed 2025-08-11
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2025
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

As of August 4, 2025 there were 59,771,716 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,309	$27,471
Marketable securities	25,399	28,984
Accounts receivable, net of allowance for credit losses of $2,080 and $2,177 at June 30, 2025 and December 31, 2024, respectively	10,425	7,361
Notes receivable, current, net of allowance for credit losses of $145 and $— at June 30, 2025 and December 31, 2024, respectively	909	1,056
Inventory	41,737	40,295
Prepaid income taxes	308	145
Prepaid and other current assets	6,901	7,896
Total current assets	108,988	113,208

Property and equipment, net	11,948	15,493
Operating leases right-of-use assets, net	30,667	34,453
Intangible assets, net	6,632	8,779
Goodwill	1,605	1,605
Other assets	770	814
TOTAL ASSETS	$160,610	$174,352
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,608	$8,146
Accrued liabilities	2,985	2,358
Payroll and payroll tax liabilities	2,128	2,655
Customer deposits	2,448	2,404
Sales tax payable	1,095	1,313
Current maturities of operating lease liabilities	7,002	7,398
Total current liabilities	27,266	24,274

Operating lease liabilities, net of current maturities	26,188	29,633
Other long-term liabilities	435	352
Total liabilities	53,889	54,259
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 59,771,716 and 59,402,628 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	60	59
Additional paid-in capital	376,492	375,677
Accumulated deficit	(269,831)	(255,643)
Total stockholders' equity	106,721	120,093
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160,610	$174,352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$40,963	$53,536	$76,666	$101,424
Cost of sales (exclusive of depreciation and amortization shown below)	29,369	39,115	55,365	74,639
Gross profit	11,594	14,421	21,301	26,785

Operating expenses:
Store operations and other operational expenses	7,867	10,210	16,659	20,844
Selling, general, and administrative	6,151	7,104	13,263	15,012
Estimated credit losses (recoveries)	163	6	255	(482)
Depreciation and amortization	2,687	3,615	6,272	7,357
Total operating expenses	16,868	20,935	36,449	42,731

Loss from operations	(5,274)	(6,514)	(15,148)	(15,946)

Other income (expense):
Other (expense) income	—	(10)	—	37
Interest income	463	737	960	1,339
Interest expense	—	(14)	—	(70)
Total other income	463	713	960	1,306

Net loss before income taxes	(4,811)	(5,801)	(14,188)	(14,640)

Provision for income taxes	—	(95)	—	(93)

Net loss	$(4,811)	$(5,896)	$(14,188)	$(14,733)

Net loss per share, basic	$(0.08)	$(0.10)	$(0.24)	$(0.24)
Net loss per share, diluted	$(0.08)	$(0.10)	$(0.24)	$(0.24)

Weighted average shares outstanding, basic	59,552	60,681	59,497	61,090
Weighted average shares outstanding, diluted	59,552	60,681	59,497	61,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	59,403	$59	—	$—	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	84	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(60)	—	(60)
Share-based compensation	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	(9,377)	(9,377)
Balance as of March 31, 2025	59,487	$59	—	$—	$376,120	$(265,020)	$111,159
Common stock issued for share-based compensation	192	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—		—	—	(52)	—	(52)
Share-based compensation	—		—	—	315	—	315
Common stock issued in connection with acquisitions	93	—	—	—	109	—	109
Net loss			—	—		(4,811)	(4,811)
Balance as of June 30, 2025	59,772	$60	—	$—	$376,492	$(269,831)	$106,721

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	61,484	$61	—	$—	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	23	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(29)	—	(29)
Share-based compensation	—	—	—	—	778	—	778
Net loss	—	—	—	—	—	(8,837)	(8,837)
Balance as of March 31, 2024	61,507	$62	—	$—	$374,182	$(208,936)	$165,308
Common stock issued for share-based compensation	181	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(99)	—	(99)
Share-based compensation	—	—	—	—	654	—	654
Repurchase of common stock	—	—	(1,739)	(4,190)	—	—	(4,190)
Cancellation of common stock	(800)	(1)	800	1,874	—	(1,873)	—
Net loss	—	—	—	—	—	(5,896)	(5,896)
Balance as of June 30, 2024	60,888	$61	(939)	$(2,316)	$374,737	$(216,705)	$155,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,188)	$(14,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,272	7,357
Share-based compensation	818	1,432
Estimated credit losses (recoveries)	255	(482)
Loss on asset disposition	665	37
Change in value of marketable securities	(398)	(727)
Impairment loss on operating lease right-of-use assets	—	78
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable	(3,172)	(903)
Inventory	(1,167)	4,266
Prepaid expenses and other assets	887	1,027
Accounts payable and accrued liabilities	4,050	886
Operating leases	(55)	(21)
Payroll and payroll tax liabilities	(527)	55
Customer deposits	28	(2,352)
Sales tax payable	(218)	36
Net cash and cash equivalents used in operating activities	(6,750)	(4,044)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,013)	—
Purchase of marketable securities	(18,985)	(28,034)
Maturities of marketable securities	22,968	35,566
Purchase of property and equipment	(286)	(1,416)
Proceeds from disposals of assets	15	66
Net cash and cash equivalents provided by investing activities	2,699	6,182
Cash flows from financing activities:
Common stock withheld for employee payroll taxes	(111)	(127)
Common stock repurchased	—	(4,190)
Net cash and cash equivalents used in financing activities	(111)	(4,317)
Net decrease in cash and cash equivalents	(4,162)	(2,179)
Cash and cash equivalents at the beginning of period	27,471	29,757
Cash and cash equivalents at the end of period	$23,309	$27,578

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Cash paid for income taxes	$199	$58
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$297	$3,506
Fair value of common stock issued in business combination	$109	$—
Fair value of contingent consideration	$83	$—
Cash paid for interest	$—	$70
Cancellation of common stock	$—	$1,873

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

As of June 30, 2025, GrowGeneration has 29 retail locations across 11 states in the U.S. The Company also operates an online superstore at growgeneration.com, as well as a wholesale distribution business for resellers, and a benching, racking, and storage solutions business, Mobile Media or MMI.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to income tax disclosures ("ASU 2023-09"), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard and will adopt this guidance in the fourth quarter of 2025 to provide additional disclosures as required.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. Early adoption of ASU 2025-05 is permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	June 30, 2025	December 31, 2024
Cash equivalents	1	$12,961	$16,945
Marketable securities	2	$25,399	$28,984

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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

Accounts Receivable and Contract Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable or a customer deposit. The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2025	$7,361	$2,404
Balance as of June 30, 2025	10,425	2,448
Increase	$3,064	$44

Balance as of January 1, 2024	$8,895	$5,359
Balance as of June 30, 2024	9,663	3,007
Increase (decrease)	$768	$(2,352)

Of the total amount of customer deposits as of January 1, 2025, $0.5 million and $1.6 million was reported as revenue during the three and six months ended June 30, 2025, respectively. Of the total amount of customer deposits as of January 1, 2024, $1.1 million and $4.0 million was reported as revenue during the three and six months ended June 30, 2024, respectively.

Notes receivable at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Notes receivable	$1,054	$1,056
Allowance for credit losses	(145)	—
Notes receivable, net	$909	$1,056

During the six months ended June 30, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 13, Commitments and Contingencies, for additional information regarding the settlement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Vehicles	$2,485	$2,553
Building and land	2,121	2,121
Leasehold improvements	10,404	12,086
Furniture, fixtures and equipment	13,076	13,051
Capitalized software	9,096	16,446
Construction-in-progress	2	49
Total property and equipment, gross	37,184	46,306
Accumulated depreciation and amortization	(25,236)	(30,813)
Property and equipment, net	$11,948	$15,493

Depreciation and amortization expense related to property and equipment was $1.2 million and $3.2 million for the three and six months ended June 30, 2025, respectively, and $1.9 million and $4.0 million for the three and six months ended June 30, 2024, respectively. In conjunction with the Company's restructuring activities as discussed in Note 15, Restructuring, the Company retired certain capitalized software assets during the six months ended June 30, 2025. Refer to Note 15, Restructuring, for additional information on the restructuring activities.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2024	$—	$1,605	$1,605
Balance as of June 30, 2025	$—	$1,605	$1,605

Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million as of June 30, 2025 and December 31, 2024.

The changes in intangible assets by segment for the six months ended June 30, 2025 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2024	$6,881	$1,898	$8,779
Amortization	(2,714)	(351)	(3,065)
Acquisitions	918	—	918
Balance as of June 30, 2025	$5,085	$1,547	$6,632

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
On June 6, 2025, the Company purchased substantially all of the assets of Hydro Generation Inc. (referred to as "Viagrow"), a domestic supplier of gardening and hydroponic equipment. The acquisition related intangible assets in the preceding table represent the preliminary estimates of the fair values of identified intangible assets. As of June 30, 2025, the Company has not finalized its preliminary purchase price allocation. Refer to Note 12, Acquisitions, for additional information regarding the Viagrow acquisition.

Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,990	$(24,454)	$3,536	$27,790	$(21,908)	$5,882
Customer relationships	13,587	(10,492)	3,095	12,869	(9,974)	2,895
Non-competes	860	(859)	1	860	(858)	2
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Patents, trademarks	69	(69)	—	69	(69)	—
Total	$43,642	$(37,010)	$6,632	$42,724	$(33,945)	$8,779

Amortization expense was $1.6 million and $3.1 million for the three and six months ended June 30, 2025, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2024, respectively.

Future amortization expense as of June 30, 2025 was as follows:

2025 (remainder of the year)	$2,922
2026	2,174
2027	924
2028	242
2029	184
Thereafter	186
Total	$6,632

7. INCOME TAXES

For the six months ended June 30, 2025 and 2024, the effective tax rate was 0.0% and 0.6%, respectively. The effective tax rate for each of the six months ended June 30, 2025 and 2024 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of June 30, 2025, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

On July 4, 2025, the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under Accounting Standards Codification Topic 740, Income Taxes, the effects of changes in tax laws must be recognized in the period of enactment. The Company is currently evaluating the potential impact of OBBBA, but based on a preliminary assessment, the provisions of the new law are not expected to have a material impact on the Company’s consolidated financial statements. No adjustments have been made to the financial statements as of June 30, 2025 as a result of the OBBBA.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	June 30, 2025	December 31, 2024
Operating leases right-of-use assets, net	$30,667	$34,453

Current maturities of operating lease liability	$7,002	$7,398
Operating lease liability, net of current maturities	26,188	29,633
Total lease liability	$33,190	$37,031

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	June 30,
	2025	2024
Weighted average remaining lease term	5.2 years	5.8 years
Weighted average discount rate	6.2%	6.2%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$2,305	$2,531	$4,597	$5,094
Variable lease costs	1,011	351	1,164	1,015
Short-term lease costs	98	108	186	193
Sublease income	(401)	(278)	(781)	(550)
Total operating lease costs	$3,013	$2,712	$5,166	$5,752

Future maturities of the Company's operating lease liabilities and receipts from subleases as of June 30, 2025 were as follows:

	Lease Payments	Sublease Receipts
2025 (remainder of the year)	$4,502	$(619)
2026	8,158	(1,351)
2027	6,519	(1,391)
2028	6,022	(1,432)
2029	5,425	(1,474)
Thereafter	8,170	(1,882)
Total lease payments (receipts)	$38,796	$(8,149)
Less: imputed interest	(5,606)
Operating lease liability as of June 30, 2025	$33,190

Supplemental and other information related to leases was as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,698	$5,097

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted loss per share computation for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,811)	$(5,896)	$(14,188)	$(14,733)
Weighted average shares outstanding, basic	59,552	60,681	59,497	61,090
Effect of dilutive outstanding restricted stock units and stock options	—	—	—	—
Adjusted weighted average shares outstanding, diluted	59,552	60,681	59,497	61,090
Basic loss per share	$(0.08)	$(0.10)	$(0.24)	$(0.24)
Diluted loss per share	$(0.08)	$(0.10)	$(0.24)	$(0.24)

Diluted loss per share calculations for each of the three and six months ended June 30, 2025 excluded 1.4 million non-vested restricted stock units. In addition, for the three and six months ended June 30, 2025, 7 thousand and 12 thousand shares of common stock issuable upon exercise of stock options were excluded that would have been anti-dilutive, respectively. Diluted loss per share calculations for each of the three and six months ended June 30, 2024 excluded 0.9 million non-vested restricted stock units, and 0.5 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

10. SHARE-BASED PAYMENTS

The Company maintains a long-term incentive plan, the Second Amended and Restated 2018 Equity Incentive Plan (the "2018 Equity Incentive Plan", for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The 2018 Equity Incentive Plan allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards").

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The Company recorded share-based compensation expense of $0.3 million and $0.8 million in the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.4 million in the three and six months ended June 30, 2024, respectively.

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

Restricted stock unit activity for the six months ended June 30, 2025 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,403	$2.57
Granted	375	$1.27
Vested	(368)	$2.72
Forfeited	(101)	$2.34
Nonvested as of June 30, 2025	1,309	$2.17

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
As of June 30, 2025, the Company had approximately $2.4 million of unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.4 years. During the six months ended June 30, 2024, 165 thousand restricted stock units were granted at a weighted average grant date fair value of $2.79.

Performance Stock Units

During the six months ended June 30, 2025, the Board granted 90 thousand short-term, performance stock units with a weighted average grant date fair value of $0.91 to its named executive officers under the 2018 Equity Incentive Plan. The number of shares issuable as a result of the performance stock units vesting ranges from 0% and 125% and is determined based on Company-specific net sales targets to be achieved for fiscal year 2025 as well as service conditions.

Although no awards vest until the Company attains the performance conditions described above, compensation will be recorded based on an assessment of the probability of meeting the performance conditions. During the six months ended June 30, 2025, the Company concluded that the probability of attaining the performance conditions under the awards to be remote. Therefore, no expense was recognized related to the performance stock units. If the performance conditions are probable of being achieved, the Company will begin recognizing the associated non-cash, share-based compensation expense.

Stock Options

Stock option activity for the six months ended June 30, 2025 is presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	16	$4.63	0.36	$2.56
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(16)	4.63	—	2.56
Outstanding as of June 30, 2025	—	$—	—	$—
Vested and exercisable as of June 30, 2025	—	$—	—	$—

11. STOCKHOLDERS' EQUITY

On March 20, 2024, the Board authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024 and as of December 31, 2024, the Company completed all purchases available under the stock repurchase program. This share repurchase program was intended to enhance long-term shareholder value. The program did not obligate the Company to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases was dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program could be amended, suspended, or discontinued at any time by the Company.
During the three and six months ended June 30, 2024, the Company repurchased 1.7 million shares of common stock at an average price of $2.39 per share, exclusive of incremental direct costs. The Company recognized the common stock repurchased as treasury stock at the amount paid to repurchase its shares, including the incremental direct costs to repurchase the common stock, as a reduction to stockholders' equity on the Condensed Consolidated Balance Sheets.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
12. ACQUISITIONS

On June 6, 2025, the Company purchased substantially all of the assets of Viagrow, a domestic supplier of gardening and hydroponic equipment. The acquisition further diversifies the Company's home gardening and hydroponic gardening proprietary brand product offerings as well as expands the Company's outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.

The total consideration for the purchase of Viagrow was $1.2 million including cash paid and common stock issued on the date of acquisition, with certain additional amounts to be paid in future periods. The preliminary estimated purchase price includes deferred equity consideration to be issued upon settling any discrepancies of net assets acquired, and contingent consideration to be paid in cash over three years, dependent on the achievement of certain performance goals.

As of June 30, 2025, the Company has not finalized its preliminary purchase price allocation. The preliminary purchase price allocation may be adjusted as a result of the finalization of the purchase price allocation procedures related to the assets acquired and liabilities assumed. Measurement period adjustments are recognized in the reporting period in which adjustments are determined and calculated as if the accounting had been completed at the acquisition date. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion.

The table below details the consideration paid, and the preliminary estimated allocation of the purchase price to the acquired net assets during the six months ended June 30, 2025.

Viagrow
Consideration
Cash	$1,013
Common stock	109
Contingent consideration	83
Deferred equity consideration	23
Total consideration	1,228

Assets and liabilities acquired
Inventory	275
Prepaids and other current assets	10
Property and equipment	41
Intangible assets	918
Customer deposits	(16)
Total	$1,228

The following table represents the preliminary estimates of the fair values of identified intangible assets and their related estimated remaining useful lives.

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$718	6.0 years
Trade Names	200	5.0 years
Total	$918

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table represents the revenue and earnings included in the Condensed Consolidated Statement of Operations from the date of acquisition for the three and six months ended June 30, 2025.

Viagrow
Acquisition date	June 6, 2025
Revenue	$122
Net income	$25

The following table represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition was completed on January 1, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Revenue	$41,586	$54,398	$77,940	$103,160
Net loss	$(4,704)	$(5,916)	$(13,925)	$(14,728)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Viagrow acquisition had been consummated as of the beginning of the periods presented or of results that may occur in the future.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2025, the Company did not have any liabilities associated with indemnities.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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

Disaggregated revenue by segment is presented in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2025	2024	2025	2024
Cultivation and Gardening
Proprietary brand sales	$10,503	$9,931	$20,386	$19,657
Non-proprietary brand sales	22,358	36,179	43,386	69,561
Total Cultivation and Gardening	32,861	46,110	63,772	89,218
Storage Solutions
Commercial fixture sales	8,102	7,426	12,894	12,206
Total Storage Solutions	8,102	7,426	12,894	12,206
Total	$40,963	$53,536	$76,666	$101,424

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2025	2024	2025	2024
Cultivation and Gardening
Consumables	$25,627	$33,677	$48,682	$63,858
Durables	7,234	12,433	15,090	$25,360
Total Cultivation and Gardening	32,861	46,110	63,772	$89,218
Storage Solutions
Durables	8,102	7,426	12,894	$12,206
Total Storage Solutions	8,102	7,426	12,894	$12,206
Total	$40,963	$53,536	$76,666	$101,424

Selected information by segment is presented in the following tables for the three and six months ended:

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	Three Months Ended June 30, 2025
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$32,861	$8,102	$—	$40,963
Cost of sales	24,696	4,673	—	29,369
Gross profit	8,165	3,429	—	11,594
Operating expenses
Store operations and other operational expenses:
Employee costs	2,480	692	—	3,172
Facilities	2,645	402	—	3,047
External service providers	247	2	—	249
Other segment items (1)	1,220	179	—	1,399
Total store operations and other operational expenses	6,592	1,275	—	7,867
Other operating expenses
Selling, general, and administrative	—	—	6,151	6,151
Estimated credit losses	—	—	163	163
Depreciation and amortization	—	—	2,687	2,687
Total operating expenses	6,592	1,275	9,001	16,868
Income (loss) from operations	1,573	2,154	(9,001)	(5,274)
Other income	—	—	463	463
Net income (loss) before income taxes	$1,573	$2,154	$(8,538)	$(4,811)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

	Six Months Ended June 30, 2025
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$63,772	$12,894	$—	$76,666
Cost of sales	47,703	7,662	—	55,365
Gross profit	16,069	5,232	—	21,301
Operating expenses
Store operations and other operational expenses:
Employee costs	5,141	1,439	—	6,580
Facilities	5,401	796	—	6,197
External service providers	342	16	—	358
Other segment items (1)	3,077	447	—	3,524
Total store operations and other operational expenses	13,961	2,698	—	16,659
Other operating expenses
Selling, general, and administrative	—	—	13,263	13,263
Estimated credit losses	—	—	255	255
Depreciation and amortization	—	—	6,272	6,272
Total operating expenses	13,961	2,698	19,790	36,449
Income (loss) from operations	2,108	2,534	(19,790)	(15,148)
Other income	—	—	960	960
Net income (loss) before income taxes	$2,108	$2,534	$(18,830)	$(14,188)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	Three Months Ended June 30, 2024
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$46,110	$7,426	$—	$53,536
Cost of sales	35,174	3,941	—	39,115
Gross profit	10,936	3,485	—	14,421
Operating expenses
Store operations and other operational expenses:
Employee costs	3,598	755	—	4,353
Facilities	3,358	284	—	3,642
External service providers	301	16	—	317
Other segment items (1)	1,670	228	—	1,898
Total store operations and other operational expenses	8,927	1,283	—	10,210
Other operating expenses
Selling, general, and administrative	—	—	7,104	7,104
Estimated credit losses	—	—	6	6
Depreciation and amortization	—	—	3,615	3,615
Total operating expenses	8,927	1,283	10,725	20,935
Income (loss) from operations	2,009	2,202	(10,725)	(6,514)
Other income	—	—	713	713
Net income (loss) before income taxes	$2,009	$2,202	$(10,012)	$(5,801)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

	Six Months Ended June 30, 2024
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$89,218	$12,206	$—	$101,424
Cost of sales	67,957	6,682	—	74,639
Gross profit	21,261	5,524	—	26,785
Operating expenses
Store operations and other operational expenses:
Employee costs	7,252	1,526	—	8,778
Facilities	6,838	642	—	7,480
External service providers	830	27	—	857
Other segment items (1)	3,268	461	—	3,729
Total store operations and other operational expenses	18,188	2,656	—	20,844
Other operating expenses
Selling, general, and administrative	—	—	15,012	15,012
Estimated credit recoveries	—	—	(482)	(482)
Depreciation and amortization	—	—	7,357	7,357
Total operating expenses	18,188	2,656	21,887	42,731
Income (loss) from operations	3,073	2,868	(21,887)	(15,946)
Other income	—	—	1,306	1,306
Net income (loss) before income taxes	$3,073	$2,868	$(20,581)	$(14,640)

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
June 30, 2025
(Unaudited)
15. RESTRUCTURING

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

The Company substantially completed its restructuring activities as of March 31, 2025. Overall, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million were incurred during the six months ended June 30, 2025 and are presented on the Condensed Consolidated Statements of Operations in the following table. The Company does not expect to incur significant additional restructuring and restructuring-related costs in future periods.

Restructuring
Cultivation and Gardening segment:
Store operations and other operational expenses (1)	765
Segment operating loss	(765)
Corporate expenses:
Selling, general, and administrative (2)	376
Total restructuring and restructuring-related charges	$(1,141)

(1) Costs consist primarily of property and equipment disposals and lease contract termination costs for previously closed retail locations
(2) Costs consist of corporate operational and administrative contract terminations

In conjunction with the Company's restructuring activities related to operational and administrative improvements, the Company reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the six months ended June 30, 2025. Additionally, certain facilities costs or contract termination costs related to closed retail locations for which the Company is pursuing sublease arrangements or lease terminations may be paid over the remaining terms which extend through 2032.

The liabilities associated with restructuring costs were included in Accrued liabilities and Payroll and payroll tax liabilities on the Condensed Consolidated Balance Sheets. Activities related to liabilities incurred under the restructuring plan were as follows:

	Retail Location Closures	Termination Benefits	Total
Balance as of January 1, 2025	$115	$9	$124
Additions	765	—	765
Payments and other adjustments	(880)	(9)	(889)
Balance as of June 30, 2025	$—	$—	$—

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

On June 6, 2025, we purchased substantially all of the assets of Hydro Generation Inc. (referred to as "Viagrow"), a domestic supplier of gardening and hydroponic equipment. The acquisition further diversifies our home gardening and hydroponic gardening proprietary brand product offerings as well as expands our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms. Refer to Note 12, Acquisitions, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding the Viagrow acquisition.

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

We sell a variety of hydroponic and organic gardening related products, including nutrients, additives, growing media, lighting, environmental control systems, and other products for indoor and outdoor cultivation. Our products include proprietary brands such as Charcoir, Drip Hydro, Power Si, Ion lights, The Harvest Company, Viagrow, and more, the development and expansion of which are a key component of the Company's growth strategy. Our target customers include commercial, craft, and home growers in the plant-based medicine market, as well as commercial and home gardeners who grow organic herbs, fruits, and vegetables. Additionally, through our wholesale division, we distribute many of our proprietary products to customers that are wholesalers, resellers, major home improvement mass-market retailers, and retailers in the specialty retail hydroponic and organic gardening industry.

We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 29 retail locations across 11 states as of June 30, 2025. We closed two retail locations during the three and six months ending June 30, 2025. We continue to evaluate our retail geographic footprint for redundancies in our fixed cost structure and for opportunities to serve our customers through other retail locations and our online platforms.

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

As of March 31, 2025, we have substantially completed our restructuring activities and do not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs, including $1.1 million during the six months ended June 30, 2025 and $2.4 million previously incurred in fiscal year 2024. As a result of these restructuring activities, we expect improvement in our gross profit margin and profitability while generating annualized cost savings of approximately $12.0 million.

Our restructuring and restructuring-related charges consisted of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs. Restructuring and restructuring-related costs incurred during the six months ended June 30, 2025 were presented on the Condensed Consolidated Statements of Operations as follows:

Restructuring
Cultivation and Gardening segment:
Store operations and other operational expenses (1)	765
Segment operating loss	(765)
Corporate expenses:
Selling, general, and administrative (2)	376
Total restructuring and restructuring-related charges	$(1,141)

(1) Costs consist primarily of property and equipment disposals and lease contract termination costs for previously closed retail locations
(2) Costs consist of corporate operational and administrative contract terminations

In conjunction with our restructuring activities to support operational and administrative improvements, we reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the six months ended June 30, 2025.

As of June 30, 2025, there was no outstanding restructuring liability. However, certain facilities costs or contract termination costs related to closed retail locations for which we are pursuing sublease arrangements or lease terminations may be paid over the remaining terms which extend through 2032.

Refer to Note 15, Restructuring, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding restructuring activities.

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

Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 29 retail locations across 11 states as of June 30, 2025. We have also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI. We regularly seek and evaluate accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates, such as the Viagrow acquisition, which further diversifies our home gardening and hydroponic gardening proprietary brand product offerings as well as expands our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended June 30, 2025 and 2024

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,
	2025		2024		Year-to-Year Variance
Net sales	$40,963	100.0%	$53,536	100.0%	$(12,573)	(23.5)%
Cost of sales	29,369	71.7%	39,115	73.1%	(9,746)	(24.9)%
Gross profit	11,594	28.3%	14,421	26.9%	(2,827)	(19.6)%
Operating expenses	16,868	41.2%	20,935	39.1%	(4,067)	(19.4)%
Loss from operations	(5,274)	(12.9)%	(6,514)	(12.2)%	1,240	19.0%
Other income	463	1.1%	713	1.3%	(250)	(35.1)%
Net loss before income taxes	(4,811)	(11.7)%	(5,801)	(10.8)%	990	17.1%
Provision for income taxes	—	—%	(95)	(0.2)%	95	100.0%
Net loss	$(4,811)	(11.7)%	$(5,896)	(11.0)%	$1,085	18.4%

Net Sales

Net sales for the three months ended June 30, 2025 were $41.0 million, a decrease of $12.6 million or 23.5% as compared to net sales of $53.5 million for the three months ended June 30, 2024.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $32.9 million for the three months ended June 30, 2025 compared to $46.1 million for the three months ended June 30, 2024. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which included the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan. Additionally, the decreased net sales for Cultivation and Gardening related to slowness in durable product sales, as well as recent declines in consumer confidence related to uncertainty surrounding the impact of potential tariffs. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended June 30, 2025 increased to 32.0% as compared to 21.5% for the three months ended June 30, 2024, largely driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands and various product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the three months ended June 30, 2025 was 78.0%, an increase from 73.0% for the three months ended June 30, 2024, which was mainly driven by increased brand adoption of proprietary growing media and nutrient products and slowness in durable product sales.

Net sales of commercial fixtures within our Storage Solutions segment increased to $8.1 million for the three months ended June 30, 2025 compared to $7.4 million for the three months ended June 30, 2024.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 was $29.4 million, a decrease of $9.7 million or 24.9% compared to $39.1 million for the three months ended June 30, 2024. The decrease in cost of sales largely corresponds to the 23.5% decrease in net sales, as previously discussed.

Gross Profit

Gross profit was $11.6 million for the three months ended June 30, 2025 compared to $14.4 million for the three months ended June 30, 2024, a decrease of $2.8 million or 19.6%. The decrease in gross profit was primarily related to the Cultivation and Gardening segment, which decreased $2.8 million, or 25.3%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, largely as a result of the decrease in sales volume due to store consolidations and the effects of the strategic restructuring plan. Additionally, gross profit from our Storage Solutions segment remained relatively flat at $3.4 million and $3.5 million in the three months ended June 30, 2025 and 2024, respectively.

Gross profit margin was 28.3% for the three months ended June 30, 2025, an increase of 140 basis points from a gross profit margin of 26.9% for the three months ended June 30, 2024. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 24.8% for the three months ended June 30, 2025 as compared to 23.7% for the three months ended June 30, 2024, primarily driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands. The Storage Solutions gross profit margin decreased to 42.3% in the three months ended June 30, 2025 from 46.9% in three months ended June 30, 2024 due to industry pricing compression for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization. Operating expenses were $16.9 million for the three months ended June 30, 2025 and $20.9 million in the three months ended June 30, 2024, a decrease of $4.1 million or 19.4%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $7.9 million for the three months ended June 30, 2025 compared to $10.2 million for the three months ended June 30, 2024, a decrease of $2.3 million or 22.9%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $9.0 million for the three months ended June 30, 2025 compared to $10.7 million for the three months ended June 30, 2024. Selling, general, and administrative costs decreased by $1.0 million or 13.4% for the three months ended June 30, 2025 primarily as a result of decreased employee costs, share-based compensation, corporate expenses, and professional fees. Additionally, depreciation and amortization costs decreased by $0.9 million or 25.7% for the three months ended June 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan.

Other Income

Other income was $0.5 million for the three months ended June 30, 2025 compared to $0.7 million for the three months ended June 30, 2024, a decrease of $0.3 million or 35.1%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

Comparison of the Unaudited Results for the Six Months Ended June 30, 2025 and 2024

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated financial results, including information presented as a percentage of net sales:

	Six Months Ended June 30,
	2025		2024		Year-to-Year Variance
Net sales	$76,666	100.0%	$101,424	100.0%	$(24,758)	(24.4)%
Cost of sales	55,365	72.2%	74,639	73.6%	(19,274)	(25.8)%
Gross profit	21,301	27.8%	26,785	26.4%	(5,484)	(20.5)%
Operating expenses	36,449	47.5%	42,731	42.1%	(6,282)	(14.7)%
Loss from operations	(15,148)	(19.8)%	(15,946)	(15.7)%	798	5.0%
Other income	960	1.3%	1,306	1.3%	(346)	(26.5)%
Net loss before income taxes	(14,188)	(18.5)%	(14,640)	(14.4)%	452	3.1%
Provision for income taxes	—	—%	(93)	(0.1)%	93	100.0%
Net loss	$(14,188)	(18.5)%	$(14,733)	(14.5)%	$545	3.7%

Net Sales

Net sales for the six months ended June 30, 2025 were $76.7 million, a decrease of $24.8 million or 24.4% as compared to net sales of $101.4 million for the six months ended June 30, 2024.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $63.8 million for the six months ended June 30, 2025 compared to $89.2 million for the six months ended June 30, 2024. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which included the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan. Additionally, the decreased net sales for Cultivation and Gardening related to slowness in durable product sales, as well as recent declines in consumer confidence related to uncertainty surrounding the impact of potential tariffs. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the six months ended June 30, 2025 increased to 32.0% as compared to 22.0% for the six months ended June 30, 2024, largely driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands and various product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the six months ended June 30, 2025 was 76.3%, an increase from 71.6% for the six months ended June 30, 2024, which was mainly driven by increased brand adoption of proprietary growing media and nutrient products and slowness in durable product sales.

Net sales of commercial fixtures within our Storage Solutions segment increased to $12.9 million for the six months ended June 30, 2025 compared to $12.2 million for the six months ended June 30, 2024.

Cost of Sales

Cost of sales for the six months ended June 30, 2025 was $55.4 million, a decrease of $19.3 million or 25.8% compared to $74.6 million for the six months ended June 30, 2024. The decrease in cost of sales largely corresponds to the 24.4% decrease in net sales, as previously discussed.

Gross Profit

Gross profit was $21.3 million for the six months ended June 30, 2025 compared to $26.8 million for the six months ended June 30, 2024, a decrease of $5.5 million or 20.5%. The decrease in gross profit was primarily related to the Cultivation and Gardening segment, which decreased $5.2 million, or 24.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, largely as a result of the decrease in sales volume due to store consolidations and the effects of the strategic restructuring plan. Additionally, gross profit from our Storage Solutions segment decreased $0.3 million, or 5.3%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to industry pricing compression for the Storage Solutions segment.

Gross profit margin was 27.8% for the six months ended June 30, 2025, an increase of 140 basis points from a gross profit margin of 26.4% for the six months ended June 30, 2024. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 25.2% for the six months ended June 30, 2025 as compared to 23.8% for the six months ended June 30, 2024, primarily driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands. The Storage Solutions gross profit margin decreased to 40.6% in the six months ended June 30, 2025 from 45.3% in six months ended June 30, 2024 due to industry pricing compression for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization. Operating expenses were $36.4 million for the six months ended June 30, 2025 and $42.7 million in the six months ended June 30, 2024, a decrease of $6.3 million or 14.7%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $16.7 million for the six months ended June 30, 2025, compared to $20.8 million for the six months ended June 30, 2024, a decrease of $4.2 million or 20.1%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan. This decrease was partially offset by the additional $0.8 million of restructuring costs incurred in the six months ended June 30, 2025 related to fixed asset disposals and lease contract terminations costs for previously closed retail locations.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $19.8 million for the six months ended June 30, 2025, compared to $21.9 million for the six months ended June 30, 2024. Selling, general, and administrative costs decreased by $1.7 million or 11.7% for the six months ended June 30, 2025 primarily as a result of decreased employee costs, share-based compensation and professional fees. This decrease in selling, general, and administrative expense was partially offset by a net $0.7 million increase in estimated credit losses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a $0.3 million credit recovery settlement received in bankruptcy proceedings related to a note receivable in the six months ended June 30, 2024. Additionally, depreciation and amortization costs decreased by $1.1 million or 14.7% for the six months ended June 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan.

Other Income (Expense)

Other income was $1.0 million for the six months ended June 30, 2025 compared to $1.3 million for the six months ended June 30, 2024, a decrease of $0.3 million or 26.5%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,811)	$(5,896)	$(14,188)	$(14,733)
Provision for income taxes	—	95	—	93
Interest income	(463)	(737)	(960)	(1,339)
Interest expense	—	14	—	70
Depreciation and amortization	2,687	3,615	6,272	7,357
EBITDA	$(2,587)	$(2,909)	$(8,876)	$(8,552)
Share-based compensation	315	654	818	1,432
Investment income	453	718	972	1,298
Acquisition transaction costs	50	—	50	—
Restructuring plan	—	—	1,141	—
Consolidation and other charges (1)	467	394	563	1,808
Adjusted EBITDA	$(1,302)	$(1,143)	$(5,332)	$(4,014)
(1) Consists primarily of expenditures related to the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2025, we had working capital of $81.7 million compared to working capital of $88.9 million as of December 31, 2024, a decrease of $7.2 million. The decrease in working capital from December 31, 2024 to June 30, 2025 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $48.7 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

On June 6, 2025, we purchased substantially all of the assets of Viagrow, a domestic supplier of gardening and hydroponic equipment. The total consideration for the purchase of Viagrow was $1.2 million, including $1.0 million cash paid and $0.1 million common stock issued on the date of acquisition, with certain additional amounts to be paid in future periods. Refer to Note 12, Acquisitions, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding the Viagrow acquisition.

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

Cash Flows

The following discussion sets forth the major sources and uses of cash for the six months ended June 30, 2025 and 2024.

Operating Activities

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2025 was $6.8 million compared to net cash used in operating activities of $4.0 million for the six months ended June 30, 2024. The changes in operating cash were primarily driven by changes in gross profit and operating expenses, excluding non-cash changes such as share-based compensation and depreciation and amortization, as previously discussed in the Results of Operations section as well as changes in working capital due to timing as well as store consolidations and the effects of the strategic restructuring plan.

Investing Activities

Net cash and cash equivalents provided by investing activities for the six months ended June 30, 2025 was $2.7 million compared to net cash provided by investing activities of $6.2 million for the six months ended June 30, 2024. Investing activities for the six months ended June 30, 2025 were primarily attributable to investment of excess cash into marketable securities of $19.0 million and $1.0 million of cash paid for the Viagrow acquisition, offset by maturity of marketable securities of $23.0 million. Investing activities for the six months ended June 30, 2024 were primarily attributable to investment of excess cash into marketable securities of $28.0 million and purchases of property and equipment of $1.4 million, offset by maturity of marketable securities of $35.6 million.

Financing Activities

Net cash and cash equivalents used in financing activities was $0.1 million for the six months ended June 30, 2025 and was attributable to common stock withheld for employee payroll taxes. Net cash and cash equivalents used in financing activities for the for the six months ended June 30, 2024 was $4.3 million and was primarily attributable to common stock repurchased under our share repurchase program..

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

As of June 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Management concluded that as of June 30, 2025, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting identified by management as of December 31, 2024 as described below. Management does not believe that this material weakness resulted in material misstatements as of June 30, 2025, the material weakness creates a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2025.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)