Form 10-Q
period 2025-09-30
GrowGeneration Corp.
filed 2025-11-06
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2025
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

As of November 3, 2025 there were 59,843,443 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except shares)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,355	$27,471
Marketable securities	20,955	28,984
Accounts receivable, net of allowance for credit losses of $2,080 and $2,177 at September 30, 2025 and December 31, 2024, respectively	12,980	7,361
Notes receivable, current, net of allowance for credit losses of $187 and $— at September 30, 2025 and December 31, 2024, respectively	832	1,056
Inventory	40,184	40,295
Prepaid income taxes	308	145
Prepaid and other current assets	9,183	7,896
Total current assets	111,797	113,208

Property and equipment, net	10,875	15,493
Operating leases right-of-use assets, net	29,462	34,453
Intangible assets, net	4,653	8,779
Goodwill	2,052	1,605
Other assets	766	814
TOTAL ASSETS	$159,605	$174,352
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,586	$8,146
Accrued liabilities	3,399	2,358
Payroll and payroll tax liabilities	2,301	2,655
Customer deposits	4,203	2,404
Sales tax payable	1,060	1,313
Current maturities of operating lease liabilities	6,778	7,398
Total current liabilities	29,327	24,274

Operating lease liabilities, net of current maturities	25,139	29,633
Other long-term liabilities	435	352
Total liabilities	54,901	54,259
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 59,843,443 and 59,402,628 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	60	59
Additional paid-in capital	376,912	375,677
Accumulated deficit	(272,268)	(255,643)
Total stockholders' equity	104,704	120,093
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,605	$174,352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$47,254	$50,006	$123,920	$151,430
Cost of sales (exclusive of depreciation and amortization shown below)	34,398	39,196	89,763	113,835
Gross profit	12,856	10,810	34,157	37,595

Operating expenses:
Store operations and other operational expenses	7,245	10,032	23,904	30,876
Selling, general, and administrative	5,706	7,405	18,969	22,417
Estimated credit losses (recoveries)	98	272	353	(210)
Depreciation and amortization	2,649	4,972	8,921	12,329
Impairment loss	—	220	—	220
Total operating expenses	15,698	22,901	52,147	65,632

Loss from operations	(2,842)	(12,091)	(17,990)	(28,037)

Other income (expense):
Other expense	—	(50)	—	(13)
Interest income	407	663	1,367	2,002
Interest expense	—	—	—	(70)
Total other income	407	613	1,367	1,919

Net loss before income taxes	(2,435)	(11,478)	(16,623)	(26,118)

(Provision) benefit for income taxes	(2)	43	(2)	(50)

Net loss	$(2,437)	$(11,435)	$(16,625)	$(26,168)

Net loss per share, basic	$(0.04)	$(0.19)	$(0.28)	$(0.43)
Net loss per share, diluted	$(0.04)	$(0.19)	$(0.28)	$(0.43)

Weighted average shares outstanding, basic	59,783	59,268	59,593	60,479
Weighted average shares outstanding, diluted	59,783	59,268	59,593	60,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	59,403	$59	—	$—	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	84	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(60)	—	(60)
Share-based compensation	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	(9,377)	(9,377)
Balance as of March 31, 2025	59,487	$59	—	$—	$376,120	$(265,020)	$111,159
Common stock issued for share-based compensation	192	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—		—	—	(52)	—	(52)
Share-based compensation	—		—	—	315	—	315
Common stock issued in connection with acquisitions	93	—	—	—	109	—	109
Net loss			—	—		(4,811)	(4,811)
Balance as of June 30, 2025	59,772	$60	—	$—	$376,492	$(269,831)	$106,721
Common stock issued for share based compensation	71	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	421	—	421
Net loss	—	—	—	—	—	(2,437)	(2,437)
Balance as of September 30, 2025	59,843	$60	—	$—	$376,912	$(272,268)	$104,704

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	61,484	$61	—	$—	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	23	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(29)	—	(29)
Share-based compensation	—	—	—	—	778	—	778
Net loss	—	—	—	—	—	(8,837)	(8,837)
Balance as of March 31, 2024	61,507	$62	—	$—	$374,182	$(208,936)	$165,308
Common stock issued for share-based compensation	181	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(99)	—	(99)
Share-based compensation	—	—	—	—	654	—	654
Repurchase of common stock	—	—	(1,739)	(4,190)	—	—	(4,190)
Cancellation of common stock	(800)	(1)	800	1,874	—	(1,873)	—
Net loss	—	—	—	—	—	(5,896)	(5,896)
Balance as of June 30, 2024	60,888	$61	(939)	$(2,316)	$374,737	$(216,705)	$155,777
Common stock issued for share based compensation	71	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	672	—	672
Repurchase of common stock	—	—	(778)	(1,847)	—	—	(1,847)
Cancellation of common stock	(1,717)	(2)	1,717	4,163	—	(4,161)	—
Net loss	—	—	—	—	—	(11,435)	(11,435)
Balance as of September 30, 2024	59,242	$59	—	$—	$375,407	$(232,301)	$143,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,625)	$(26,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,921	12,329
Share-based compensation	1,239	2,104
Estimated credit losses (recoveries)	353	(210)
Loss on asset disposition	757	440
Change in value of marketable securities	(647)	(1,041)
Impairment loss on operating lease right-of-use assets	—	220
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable	(5,748)	(2,026)
Inventory	387	16,827
Prepaid expenses and other assets	(1,392)	619
Accounts payable and accrued liabilities	4,453	(3,488)
Operating leases	(123)	(61)
Payroll and payroll tax liabilities	(354)	185
Customer deposits	1,783	(2,728)
Sales tax payable	(253)	125
Net cash and cash equivalents used in operating activities	(7,249)	(2,873)
Cash flows from investing activities:
Acquisitions	(1,013)	—
Purchase of marketable securities	(25,032)	(41,878)
Maturities of marketable securities	33,708	50,344
Purchase of property and equipment	(433)	(1,880)
Proceeds from disposals of assets	15	131
Net cash and cash equivalents provided by investing activities	7,245	6,717
Cash flows from financing activities:
Common stock withheld for employee payroll taxes	(112)	(129)
Common stock repurchased	—	(6,036)
Net cash and cash equivalents used in financing activities	(112)	(6,165)
Net decrease in cash and cash equivalents	(116)	(2,321)
Cash and cash equivalents at the beginning of period	27,471	29,757
Cash and cash equivalents at the end of period	$27,355	$27,436

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Cash paid for income taxes	$203	$44
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$1,049	$3,506
Fair value of common stock issued in business combination	$109	$—
Fair value of contingent consideration	$83	$—
Cash paid for interest	$—	$70
Cancellation of common stock	$—	$6,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

As of September 30, 2025, GrowGeneration has 24 retail locations across 11 states in the U.S. The Company also operates an online superstore at growgeneration.com, as well as a wholesale distribution business for resellers and mass-market retailers, and a benching, racking, and storage solutions business, Mobile Media or MMI.

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
September 30, 2025
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. Early adoption of ASU 2025-05 is permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard and expects to adopt the standard for the annual period beginning January 1, 2026.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends current guidance for capitalizing internal use software costs by removing all references to prescriptive and sequential software development stages to better align with current iterative development methods. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period, and ASU 2025-06 can be applied prospectively, retrospectively, or on a modified transition approach. The Company is currently evaluating the impact of this standard and expects to adopt the standard prospectively for the annual period beginning January 1, 2026.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	September 30, 2025	December 31, 2024
Cash equivalents	1	$14,790	$16,945
Marketable securities	2	$20,955	$28,984

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

Accounts Receivable and Contract Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable or a customer deposit. The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2025	$7,361	$2,404
Balance as of September 30, 2025	12,980	4,203
Increase	$5,619	$1,799

Balance as of January 1, 2024	$8,895	$5,359
Balance as of September 30, 2024	10,324	2,631
Increase (decrease)	$1,429	$(2,728)

Of the total amount of customer deposits as of January 1, 2025, $0.1 million and $1.7 million was reported as revenue during the three and nine months ended September 30, 2025, respectively. Of the total amount of customer deposits as of January 1, 2024, $0.4 million and $4.4 million was reported as revenue during the three and nine months ended September 30, 2024, respectively.

Notes receivable at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Notes receivable	$1,019	$1,056
Allowance for credit losses	(187)	—
Notes receivable, net	$832	$1,056

During the nine months ended September 30, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 13, Commitments and Contingencies, for additional information regarding the settlement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Vehicles	$2,496	$2,553
Building and land	2,121	2,121
Leasehold improvements	10,347	12,086
Furniture, fixtures and equipment	12,386	13,051
Capitalized software	9,137	16,446
Construction-in-progress	11	49
Total property and equipment, gross	36,498	46,306
Accumulated depreciation and amortization	(25,623)	(30,813)
Property and equipment, net	$10,875	$15,493

Depreciation and amortization expense related to property and equipment was $1.1 million and $4.3 million for the three and nine months ended September 30, 2025, respectively, and $3.3 million and $7.3 million for the three and nine months ended September 30, 2024, respectively. In conjunction with the Company's restructuring activities as discussed in Note 16, Restructuring, the Company retired certain capitalized software assets during the nine months ended September 30, 2025. Refer to Note 16, Restructuring, for additional information on the restructuring activities.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2024	$—	$1,605	$1,605
Additions & measurement period adjustments	447	—	447
Balance as of September 30, 2025	$447	$1,605	$2,052

Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million as of September 30, 2025 and December 31, 2024.

The changes in intangible assets by segment for the nine months ended September 30, 2025 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2024	$6,881	$1,898	$8,779
Amortization	(4,070)	(526)	(4,596)
Acquisitions	470	—	470
Balance as of September 30, 2025	$3,281	$1,372	$4,653

On June 6, 2025, the Company purchased substantially all of the assets of Hydro Generation Inc. (referred to as "Viagrow"), a domestic supplier of gardening and hydroponic equipment. The acquisition related intangible assets in the preceding table represent the preliminary estimated fair values of goodwill and identified intangible assets. As of September 30, 2025, the Company has not finalized its preliminary purchase price allocation. Refer to Note 12, Acquisitions, for additional information regarding the Viagrow acquisition.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(25,709)	$2,081	$27,790	$(21,908)	$5,882
Customer relationships	13,338	(10,767)	2,571	12,869	(9,974)	2,895
Non-competes	860	(859)	1	860	(858)	2
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Patents, trademarks	69	(69)	—	69	(69)	—
Total	$43,193	$(38,540)	$4,653	$42,724	$(33,945)	$8,779

Amortization expense was $1.5 million and $4.6 million for the three and nine months ended September 30, 2025, respectively, and $1.7 million and $5.0 million for the three and nine months ended September 30, 2024, respectively.

Future amortization expense as of September 30, 2025 was as follows:

2025 (remainder of the year)	$1,327
2026	2,067
2027	817
2028	135
2029	77
Thereafter	230
Total	$4,653

7. INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the effective tax rate was 0.0% and 0.2%, respectively. The effective tax rate for each of the nine months ended September 30, 2025 and 2024 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of September 30, 2025, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

On July 4, 2025, the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law, making several provisions of the Tax Cuts and Jobs Act permanent. Under Accounting Standards Codification Topic 740, Income Taxes, the effects of changes in tax laws must be recognized in the period of enactment. While the Company continues to evaluate the potential impact of OBBBA, the provisions of the new law have not had and are not expected to have a material impact on the Company’s consolidated financial statements. No adjustments have been made to the financial statements as of September 30, 2025 as a result of the OBBBA.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	September 30, 2025	December 31, 2024
Operating leases right-of-use assets, net	$29,462	$34,453

Current maturities of operating lease liability	$6,778	$7,398
Operating lease liability, net of current maturities	25,139	29,633
Total lease liability	$31,917	$37,031

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	September 30,
	2025	2024
Weighted average remaining lease term	5.1 years	5.7 years
Weighted average discount rate	6.2%	6.2%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$2,262	$2,441	$6,859	$7,535
Variable lease costs	407	641	1,571	1,656
Short-term lease costs	95	102	281	295
Sublease income	(413)	(276)	(1,194)	(827)
Total operating lease costs	$2,351	$2,908	$7,517	$8,659

Future maturities of the Company's operating lease liabilities and receipts from subleases as of September 30, 2025 were as follows:

	Lease Payments	Sublease Receipts
2025 (remainder of the year)	$2,144	$(320)
2026	8,275	(1,351)
2027	6,744	(1,391)
2028	6,310	(1,432)
2029	5,473	(1,474)
Thereafter	8,170	(1,882)
Total lease payments (receipts)	$37,116	$(7,850)
Less: imputed interest	(5,199)
Operating lease liability as of September 30, 2025	$31,917

Supplemental and other information related to leases was as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$7,036	$7,574

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted loss per share computation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(2,437)	$(11,435)	$(16,625)	$(26,168)
Weighted average shares outstanding, basic	59,783	59,268	59,593	60,479
Effect of dilutive outstanding restricted stock units and stock options	—	—	—	—
Adjusted weighted average shares outstanding, diluted	59,783	59,268	59,593	60,479
Basic loss per share	$(0.04)	$(0.19)	$(0.28)	$(0.43)
Diluted loss per share	$(0.04)	$(0.19)	$(0.28)	$(0.43)

Diluted loss per share calculations for the three and nine months ended September 30, 2025 excluded 1.3 million and 1.4 million non-vested restricted stock units, respectively. In addition, for the nine months ended September 30, 2025, 8 thousand shares of common stock issuable upon exercise of stock options were excluded that would have been anti-dilutive. Diluted loss per share calculations for the three and nine months ended September 30, 2024 excluded 0.7 million and 0.8 million non-vested restricted stock units, respectively. In addition, for each of the three and nine months ended September 30, 2024, 0.5 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

10. SHARE-BASED PAYMENTS

The Company maintains a long-term incentive plan, the Second Amended and Restated 2018 Equity Incentive Plan (the "2018 Equity Incentive Plan"), for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The 2018 Equity Incentive Plan allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards").

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The Company recorded share-based compensation expense of $0.4 million and $1.2 million in the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.1 million in the three and nine months ended September 30, 2024, respectively.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Restricted stock unit activity for the nine months ended September 30, 2025 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,403	$2.57
Granted	448	$1.34
Vested	(441)	$2.56
Forfeited	(136)	$2.27
Nonvested as of September 30, 2025	1,274	$2.17

As of September 30, 2025, the Company had approximately $2.0 million of unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.2 years. During the nine months ended September 30, 2024, 672 thousand restricted stock units were granted at a weighted average grant date fair value of $2.29.

Performance Stock Units

During the nine months ended September 30, 2025, the Board granted 90 thousand short-term, performance stock units with a weighted average grant date fair value of $0.91 to its named executive officers under the 2018 Equity Incentive Plan. The number of shares issuable as a result of the performance stock units vesting ranges from 0% and 125% and is determined based on Company-specific net sales targets to be achieved for fiscal year 2025 as well as service conditions.

Although no awards vest until the Company attains the performance conditions described above, compensation will be recorded based on an assessment of the probability of meeting the performance conditions. During the nine months ended September 30, 2025, the Company concluded that the probability of attaining the performance conditions under the awards to be remote. Therefore, no expense was recognized related to the performance stock units. If the performance conditions are probable of being achieved, the Company will begin recognizing the associated non-cash, share-based compensation expense.

Stock Options

Stock option activity for the nine months ended September 30, 2025 is presented in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	16	$4.63	0.36	$2.56
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(16)	4.63	—	2.56
Outstanding as of September 30, 2025	—	$—	—	$—
Vested and exercisable as of September 30, 2025	—	$—	—	$—

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
volumes, market conditions, and regulatory requirements. The stock repurchase program could be amended, suspended, or discontinued at any time by the Company.
During the three and nine months ended September 30, 2024, the Company repurchased 0.8 million and 2.5 million shares of common stock at an average price of $2.36 and $2.38 per share, respectively, exclusive of incremental direct costs. The Company recognized the common stock repurchased as treasury stock at the amount paid to repurchase its shares, including the incremental direct costs to repurchase the common stock, as a reduction to stockholders' equity on the Condensed Consolidated Balance Sheets.
The Company retired 1.7 million and 2.5 million shares of treasury stock under the repurchase program in the three and nine months ended September 30, 2024, respectively. The retirement of treasury stock was recognized as a deduction from common stock for the shares' par value and any excess cost over par value was recognized as a deduction from retained earnings. Treasury stock is retired on a first in, first out basis. The Company retired all shares of treasury stock acquired under the share repurchase program during the year ended December 31, 2024. The shares were returned to the status of authorized but unissued shares.

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

During the three months ended September 30, 2025, the preliminary purchase price allocation was adjusted, resulting in a decrease to intangible assets and an increase to acquired goodwill of $0.4 million, which represents the expected value of organic growth and an opportunity for the Company to expand into a new market. As of September 30, 2025, the Company has not finalized its preliminary purchase price allocation. The preliminary purchase price allocation may be adjusted as a result of the finalization of the purchase price allocation procedures related to the assets acquired and liabilities assumed. Measurement period adjustments are recognized in the reporting period in which adjustments are determined and calculated as if the accounting had been completed at the acquisition date. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion.

The table below details the consideration paid, and the preliminary estimated allocation of the purchase price to the acquired net assets during the nine months ended September 30, 2025.

Viagrow
Consideration
Cash	$1,013
Common stock	109
Contingent consideration	83
Deferred equity consideration	23
Total consideration	1,228

Assets and liabilities acquired
Inventory	276
Prepaids and other current assets	10
Property and equipment	41
Intangible assets	470
Goodwill	447
Customer deposits	(16)
Total	$1,228

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The following table represents the preliminary estimates of the fair values of identified intangible assets and their related estimated remaining useful lives.

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$470	9.0 years

The following table represents the revenue and earnings included in the Condensed Consolidated Statement of Operations from the date of acquisition for the three and nine months ended September 30, 2025.

	Viagrow
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Net sales	$353	$475
Net income	$63	$88

The following table represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition was completed on January 1, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Net sales	$47,254	$50,534	$125,194	$153,695
Net loss	$(2,437)	$(11,443)	$(16,323)	$(26,116)

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2025, the Company did not have any liabilities associated with indemnities.

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

14. RELATED PARTIES

The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and were $0.1 million and $0.2 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, there was an immaterial amount outstanding due to the firm.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Disaggregated revenue by segment is presented in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2025	2024	2025	2024
Cultivation and Gardening
Proprietary brand sales	$12,112	$9,856	$32,498	$29,513
Non-proprietary brand sales	26,262	31,521	69,648	101,082
Total Cultivation and Gardening	38,374	41,377	102,146	130,595
Storage Solutions
Commercial fixture sales	8,880	8,629	21,774	20,835
Total Storage Solutions	8,880	8,629	21,774	20,835
Total	$47,254	$50,006	$123,920	$151,430

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2025	2024	2025	2024
Cultivation and Gardening
Consumables	$25,524	$30,338	$74,206	$94,196
Durables	12,850	11,039	27,940	36,399
Total Cultivation and Gardening	38,374	41,377	102,146	$130,595
Storage Solutions
Durables	8,880	8,629	21,774	$20,835
Total Storage Solutions	8,880	8,629	21,774	$20,835
Total	$47,254	$50,006	$123,920	$151,430

Selected information by segment is presented in the following tables for the three and nine months ended:

	Three Months Ended September 30, 2025
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$38,374	$8,880	$—	$47,254
Cost of sales	29,373	5,025	—	34,398
Gross profit	9,001	3,855	—	12,856
Operating expenses
Store operations and other operational expenses:
Employee costs	2,292	680	—	2,972
Facilities	2,530	304	—	2,834
External service providers	69	15	—	84
Other segment items (1)	1,149	206	—	1,355
Total store operations and other operational expenses	6,040	1,205	—	7,245
Other operating expenses
Selling, general, and administrative	—	—	5,706	5,706
Estimated credit losses	—	—	98	98
Depreciation and amortization	—	—	2,649	2,649
Total operating expenses	6,040	1,205	8,453	15,698
Income (loss) from operations	2,961	2,650	(8,453)	(2,842)
Other income	—	—	407	407
Net income (loss) before income taxes	$2,961	$2,650	$(8,046)	$(2,435)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Nine Months Ended September 30, 2025
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$102,146	$21,774	$—	$123,920
Cost of sales	77,076	12,687	—	89,763
Gross profit	25,070	9,087	—	34,157
Operating expenses
Store operations and other operational expenses:
Employee costs	7,433	2,119	—	9,552
Facilities	7,931	1,100	—	9,031
External service providers	411	31	—	442
Other segment items (1)	4,226	653	—	4,879
Total store operations and other operational expenses	20,001	3,903	—	23,904
Other operating expenses
Selling, general, and administrative	—	—	18,969	18,969
Estimated credit losses	—	—	353	353
Depreciation and amortization	—	—	8,921	8,921
Total operating expenses	20,001	3,903	28,243	52,147
Income (loss) from operations	5,069	5,184	(28,243)	(17,990)
Other income	—	—	1,367	1,367
Net income (loss) before income taxes	$5,069	$5,184	$(26,876)	$(16,623)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

	Three Months Ended September 30, 2024
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$41,377	$8,629	$—	$50,006
Cost of sales	34,207	4,989	—	39,196
Gross profit	7,170	3,640	—	10,810
Operating expenses
Store operations and other operational expenses:
Employee costs	3,477	747	—	4,224
Facilities	3,304	315	—	3,619
External service providers	117	31	—	148
Other segment items (1)	1,820	221	—	2,041
Total store operations and other operational expenses	8,718	1,314	—	10,032
Other operating expenses
Selling, general, and administrative	—	—	7,405	7,405
Estimated credit losses	—	—	272	272
Depreciation and amortization	—	—	4,972	4,972
Impairment loss	—	—	220	220
Total operating expenses	8,718	1,314	12,869	22,901
(Loss) income from operations	(1,548)	2,326	(12,869)	(12,091)
Other income	—	—	613	613
Net (loss) income before income taxes	$(1,548)	$2,326	$(12,256)	$(11,478)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Nine Months Ended September 30, 2024
	Cultivation & Gardening	Storage Solutions	Corporate	Total
Net sales	$130,595	$20,835	$—	$151,430
Cost of sales	102,164	11,671	—	113,835
Gross profit	28,431	9,164	—	37,595
Operating expenses
Store operations and other operational expenses:
Employee costs	10,729	2,273	—	13,002
Facilities	10,142	957	—	11,099
External service providers	947	58	—	1,005
Other segment items (1)	5,088	682	—	5,770
Total store operations and other operational expenses	26,906	3,970	—	30,876
Other operating expenses
Selling, general, and administrative	—	—	22,417	22,417
Estimated credit recoveries	—	—	(210)	(210)
Depreciation and amortization	—	—	12,329	12,329
Impairment loss	—	—	220	220
Total operating expenses	26,906	3,970	34,756	65,632
Income (loss) from operations	1,525	5,194	(34,756)	(28,037)
Other income	—	—	1,919	1,919
Net income (loss) before income taxes	$1,525	$5,194	$(32,837)	$(26,118)

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

The Company substantially completed its restructuring activities as of March 31, 2025. Overall, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million were incurred during the nine months ended September 30, 2025, and $2.1 million were incurred during the three and nine months ended September 30, 2024.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
These costs are presented on the Condensed Consolidated Statements of Operations in the following table. The Company does not expect to incur significant additional restructuring and restructuring-related costs in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cultivation and Gardening segment:
Cost of sales(1)	$—	$1,039	$—	$1,039
Gross profit	—	(1,039)	—	(1,039)
Store operations and other operational expenses (2)	—	658	765	658
Segment operating loss	—	(1,697)	(765)	(1,697)
Corporate expenses:
Selling, general, and administrative (3)	—	88	376	88
Impairment loss (4)	—	220	—	220
Other expense (5)	—	50	—	50
Total restructuring and restructuring-related charges	$—	$(2,055)	$(1,141)	$(2,055)

(1) Includes inventory disposal costs
(2) Costs consist primarily of property and equipment disposals, lease contract termination costs and employee termination benefits
(3) Costs consist of corporate operational and administrative contract terminations and employee termination benefits
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures

In conjunction with the Company's restructuring activities related to operational and administrative improvements, the Company reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the nine months ended September 30, 2025.

The liabilities associated with restructuring costs were included in Accrued liabilities and Payroll and payroll tax liabilities on the Condensed Consolidated Balance Sheets. Activities related to liabilities incurred under the restructuring plan were as follows:

	Retail Location Closures	Termination Benefits	Total
Balance as of January 1, 2025	$115	$9	$124
Additions	765	—	765
Payments and other adjustments	(880)	(9)	(889)
Balance as of September 30, 2025	$—	$—	$—

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

GrowGeneration sources certain proprietary branded products and components used in our Cultivation & Gardening segment, including coir substrates, nutrients, irrigation parts, and lighting components, from suppliers located in India, Mexico, China, and other jurisdictions outside the United States. Beginning in the first quarter of 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. In April 2025, the United States announced changes to its trade policy, including a 10% baseline tariff on imports and additional country-specific tariffs for select trading partners. These new measures, implemented under Executive Order 14257, reflect a markedly more dynamic tariff environment. The policies create potential cost and supply chain impacts for importers and providers of international goods. These actions have resulted in cost increases for certain imported products that collectively represent less than 10% of total company cost of goods sold. We have partially offset these cost pressures through (i) improved purchasing leverage and volume-based supplier discounts, (ii) targeted price adjustments on affected product categories, and (iii) a continuing shift in sourcing toward lower-tariff regions, including the United States and Southeast Asia. We are also expanding domestic manufacturing, assembly and packaging for select proprietary brands to reduce reliance on high-tariff import categories.We continue to actively monitor these developments and explore strategies to mitigate these risks and potential negative effects on our business and results from operations. Management believes these initiatives will enhance long-term supply-chain flexibility and margin stability.

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

We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market retailers and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 24 retail locations across 11 states as of September 30, 2025. We closed five and seven retail locations during the three and nine months ending September 30, 2025, respectively. We continue to evaluate our retail footprint to identify cost redundancies and optimize coverage by leveraging nearby locations and our online sales platforms

Storage Solutions Segment

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

As of March 31, 2025, we had substantially completed our restructuring activities. As of September 30, 2025, there was no outstanding restructuring liability, and we do not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs, including $1.1 million during the nine months ended September 30, 2025 and $2.4 million previously incurred in fiscal year 2024. As a result of these restructuring activities, we expect improvement in our gross profit margin and profitability while generating annualized cost savings of approximately $12.0 million.

Our restructuring and restructuring-related charges consisted of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs. Restructuring and restructuring-related costs incurred during the three and nine months ended September 30, 2025 and 2024 were presented on the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cultivation and Gardening segment:
Cost of sales(1)	$—	$1,039	$—	$1,039
Gross profit	—	(1,039)	—	(1,039)
Store operations and other operational expenses (2)	—	658	765	658
Segment operating loss	—	(1,697)	(765)	(1,697)
Corporate expenses:
Selling, general, and administrative (3)	—	88	376	88
Impairment loss (4)	—	220	—	220
Other expense (5)	—	50	—	50
Total restructuring and restructuring-related charges	$—	$(2,055)	$(1,141)	$(2,055)

(1) Includes inventory disposal costs
(2) Costs consist primarily of property and equipment disposals, lease contract termination costs and employee termination benefits
(3) Costs consist of corporate operational and administrative contract terminations and employee termination benefits
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures

In conjunction with our restructuring activities to support operational and administrative improvements, we reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the nine months ended September 30, 2025.

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

Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 24 retail locations across 11 states as of September 30, 2025. We have also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI. We regularly seek and evaluate accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates, such as the Viagrow acquisition, which further diversifies our home gardening and hydroponic gardening proprietary brand product offerings as well as expands our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended September 30, 2025 and 2024

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Three Months Ended September 30,
	2025		2024		Year-to-Year Variance
Net sales	$47,254	100.0%	$50,006	100.0%	$(2,752)	(5.5)%
Cost of sales	34,398	72.8%	39,196	78.4%	(4,798)	(12.2)%
Gross profit	12,856	27.2%	10,810	21.6%	2,046	18.9%
Operating expenses	15,698	33.2%	22,901	45.8%	(7,203)	(31.5)%
Loss from operations	(2,842)	(6.0)%	(12,091)	(24.2)%	9,249	76.5%
Other income	407	0.9%	613	1.2%	(206)	(33.6)%
Net loss before income taxes	(2,435)	(5.2)%	(11,478)	(23.0)%	9,043	78.8%
(Provision) benefit for income taxes	(2)	—%	43	0.1%	(45)	(104.7)%
Net loss	$(2,437)	(5.2)%	$(11,435)	(22.9)%	$8,998	78.7%

Net Sales

Net sales for the three months ended September 30, 2025 were $47.3 million, a decrease of $2.8 million or 5.5% as compared to net sales of $50.0 million for the three months ended September 30, 2024.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $38.4 million for the three months ended September 30, 2025 compared to $41.4 million for the three months ended September 30, 2024. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which included the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan, as well as the closure of seven retail locations to date in fiscal 2025. This decrease was partially offset by improvements in durable product sales driven by increased demand for capital investments by our customers in the three months ended September 30, 2025. As a result, the ratio of consumables net sales as a percentage of Cultivation and Gardening net sales was 66.5% in the three months ended September 30, 2025, as compared to consumables net sales representing 73.3% of Cultivation and Gardening net sales in the three months ended September 30, 2024. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended September 30, 2025 increased to 31.6% as compared to 23.8% for the three months ended September 30, 2024, largely driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands and various product launches.

Net sales of commercial fixtures within our Storage Solutions segment increased to $8.9 million for the three months ended September 30, 2025 compared to $8.6 million for the three months ended September 30, 2024.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 was $34.4 million, a decrease of $4.8 million or 12.2% compared to $39.2 million for the three months ended September 30, 2024. The decrease in cost of sales largely corresponds to the 5.5% decrease in net sales, as previously discussed, in addition to $1.0 million of inventory disposal costs incurred in connection with our restructuring plan in the three months ended September 30, 2024. The remaining decrease in cost of sales relates to the sales mix of proprietary brands compared to non-proprietary brands and consumables compared to durables, as discussed below.

Gross Profit

Gross profit was $12.9 million for the three months ended September 30, 2025 compared to $10.8 million for the three months ended September 30, 2024, an increase of $2.0 million or 18.9%. The increase in gross profit was primarily related to the Cultivation and Gardening segment, which increased $1.8 million, or 25.5%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, as a result of margin improvement due to a greater proportionate mix of proprietary brand sales in the three months ended September 30, 2025 as well as the comparison to the effects of the strategic restructuring plan in the three months ended September 30, 2024, which included an estimated $0.9 million in inventory sales discounts and $1.0 million of inventory disposal costs. Additionally, gross profit from our Storage Solutions segment increased $0.2 million or 5.9% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Gross profit margin was 27.2% for the three months ended September 30, 2025, an increase of 560 basis points from a gross profit margin of 21.6% for the three months ended September 30, 2024. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 23.5% for the three months ended September 30, 2025 as compared to 17.3% for the three months ended September 30, 2024. This increase was primarily driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands in the three months ended September 30, 2025, as well as additional cost of sales and inventory sales discounts incurred in the three months ended September 30, 2024 as a result of the restructuring plan discussed above. The Storage Solutions gross profit margin also slightly increased to 43.4% in the three months ended September 30, 2025 from 42.2% in three months ended September 30, 2024.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization expense, and impairment loss. Operating expenses were $15.7 million for the three months ended September 30, 2025 and $22.9 million in the three months ended September 30, 2024, a decrease of $7.2 million or 31.5%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $7.2 million for the three months ended September 30, 2025 compared to $10.0 million for the three months ended September 30, 2024, a decrease of $2.8 million or 27.8%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan, as well as the closure of seven retail locations to date in fiscal 2025.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $8.5 million for the three months ended September 30, 2025 compared to $12.6 million for the three months ended September 30, 2024. Selling, general, and administrative costs decreased by $1.7 million or 22.9% for the three months ended September 30, 2025 primarily due to cost rationalization initiatives, which resulted in decreased professional fees and corporate expenses, and lower share-based compensation. Depreciation and amortization costs decreased by $2.3 million or 46.7% for the three months ended September 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan.

In conjunction with our strategic restructuring activities, we assessed the right-of-use assets of certain closed retail locations for impairment when we anticipated the total remaining lease cost for the term to be greater than the anticipated sublease income, which resulted in an impairment loss of $0.2 million in the three months ended September 30, 2024.

Other Income

Other income was $0.4 million for the three months ended September 30, 2025 compared to $0.6 million for the three months ended September 30, 2024, a decrease of $0.2 million or 33.6%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

Comparison of the Unaudited Results for the Nine Months Ended September 30, 2025 and 2024

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Nine Months Ended September 30,
	2025		2024		Year-to-Year Variance
Net sales	$123,920	100.0%	$151,430	100.0%	$(27,510)	(18.2)%
Cost of sales	89,763	72.4%	113,835	75.2%	(24,072)	(21.1)%
Gross profit	34,157	27.6%	37,595	24.8%	(3,438)	(9.1)%
Operating expenses	52,147	42.1%	65,632	43.3%	(13,485)	(20.5)%
Loss from operations	(17,990)	(14.5)%	(28,037)	(18.5)%	10,047	35.8%
Other income	1,367	1.1%	1,919	1.3%	(552)	(28.8)%
Net loss before income taxes	(16,623)	(13.4)%	(26,118)	(17.2)%	9,495	36.4%
Provision for income taxes	(2)	—%	(50)	—%	48	96.0%
Net loss	$(16,625)	(13.4)%	$(26,168)	(17.3)%	$9,543	36.5%

Net Sales

Net sales for the nine months ended September 30, 2025 were $123.9 million, a decrease of $27.5 million or 18.2% as compared to net sales of $151.4 million for the nine months ended September 30, 2024.

The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $102.1 million for the nine months ended September 30, 2025 compared to $130.6 million for the nine months ended September 30, 2024. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which included the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan, as well as the closure of seven retail locations to date in fiscal 2025. Additionally, the Cultivation and Gardening segment experienced slowness in its net sales in the first half of 2025 related to declines in consumer confidence and uncertainty surrounding the potential macroeconomic and market impacts of tariffs. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the nine months ended September 30, 2025 increased to 31.8% as compared to 22.6% for the nine months ended September 30, 2024, largely driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands and various product launches. The percentage of Cultivation and Gardening net sales related to consumable products for the nine months ended September 30, 2025 was 72.6%, an increase from 72.1% for the nine months ended September 30, 2024.

Net sales of commercial fixtures within our Storage Solutions segment increased to $21.8 million for the nine months ended September 30, 2025 compared to $20.8 million for the nine months ended September 30, 2024.

Cost of Sales

Cost of sales for the nine months ended September 30, 2025 was $89.8 million, a decrease of $24.1 million or 21.1% compared to $113.8 million for the nine months ended September 30, 2024. The decrease in cost of sales largely corresponds to the 18.2% decrease in net sales, as previously discussed, in addition to $1.0 million of inventory disposal costs incurred in connection with our restructuring plan in the nine months ended September 30, 2024.

Gross Profit

Gross profit was $34.2 million for the nine months ended September 30, 2025 compared to $37.6 million for the nine months ended September 30, 2024, a decrease of $3.4 million or 9.1%. The decrease in gross profit was primarily related to the Cultivation and Gardening segment, which decreased $3.4 million, or 11.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, driven largely by reduced sales volume due to store consolidations. This period-over-period decrease was partially offset by the comparable effects of the strategic restructuring plan incurred in the nine months ended September 30, 2024, which included an estimated $0.9 million in inventory sales discounts as well as $1.0 million of inventory disposal costs incurred in the nine months ended September 30, 2024. Gross profit from our Storage Solutions segment decreased $0.1 million, or 0.8%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Gross profit margin was 27.6% for the nine months ended September 30, 2025, an increase of 280 basis points from a gross profit margin of 24.8% for the nine months ended September 30, 2024. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 24.5% for the nine months ended September 30, 2025 as compared to 21.8% for the nine months ended September 30, 2024. The improvement in the Cultivation and Gardening segment gross profit margin was primarily driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands in the nine months ended September 30, 2025 as well as the comparison to the effects of the additional cost of sales and inventory sales discounts incurred with the strategic restructuring plan in the nine months ended September 30, 2024. The Storage Solutions gross profit margin decreased to 41.7% in the nine months ended September 30, 2025 from 44.0% in nine months ended September 30, 2024 due to industry pricing compression.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization expense, and impairment loss. Operating expenses were $52.1 million for the nine months ended September 30, 2025 and $65.6 million in the nine months ended September 30, 2024, a decrease of $13.5 million or 20.5%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $23.9 million for the nine months ended September 30, 2025, compared to $30.9 million for the nine months ended September 30, 2024, a decrease of $7.0 million or 22.6%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan, as well as the closure of seven retail locations to date in fiscal 2025.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $28.2 million for the nine months ended September 30, 2025, compared to $34.5 million for the nine months ended September 30, 2024. Selling, general, and administrative costs decreased by $3.4 million or 15.4% for the nine months ended September 30, 2025 primarily due to cost rationalization initiatives, which resulted in decreased professional fees, corporate expenses, and employee costs, and lower share-based compensation. This decrease in selling, general, and administrative expense was partially offset by a net $0.6 million increase in estimated credit losses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $0.3 million credit recovery settlement received in bankruptcy proceedings related to a note receivable in the nine months ended September 30, 2024. Additionally, depreciation and amortization costs decreased by $3.4 million or 27.6% for the nine months ended September 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan.

In conjunction with our strategic restructuring activities, we assessed the right-of-use assets of certain closed retail locations for impairment when we anticipated the total remaining lease cost for the term to be greater than the anticipated sublease income, which resulted in an impairment loss of $0.2 million in the nine months ended September 30, 2024.

Other Income (Expense)

Other income was $1.4 million for the nine months ended September 30, 2025 compared to $1.9 million for the nine months ended September 30, 2024, a decrease of $0.6 million or 28.8%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(2,437)	$(11,435)	$(16,625)	$(26,168)
Provision for income taxes	2	(43)	2	50
Interest income	(407)	(663)	(1,367)	(2,002)
Interest expense	—	—	—	70
Depreciation and amortization	2,649	4,972	8,921	12,329
EBITDA	$(193)	$(7,169)	$(9,069)	$(15,721)
Share-based compensation	421	672	1,239	2,104
Investment income	407	623	1,379	1,921
Acquisition transaction costs	9	—	59	—
Impairment loss (1)	—	220	—	220
Restructuring plan	—	2,699	1,141	2,699
Consolidation and other charges (2)	694	567	1,257	2,375
Adjusted EBITDA	$1,338	$(2,388)	$(3,994)	$(6,402)
(1) Impairment loss related to the restructuring plan for operating lease right-of-use assets impairments
(2) Consists primarily of expenditures related to the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2025, we had working capital of $82.5 million compared to working capital of $88.9 million as of December 31, 2024, a decrease of $6.5 million. The decrease in working capital from December 31, 2024 to September 30, 2025 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $48.3 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

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

Cash Flows

The following discussion sets forth the major sources and uses of cash for the nine months ended September 30, 2025 and 2024.

Operating Activities

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2025 was $7.2 million compared to net cash used in operating activities of $2.9 million for the nine months ended September 30, 2024. The changes in operating cash were primarily driven by changes in gross profit and operating expenses, excluding non-cash changes such as share-based compensation and depreciation and amortization, as previously discussed in the Results of Operations section, changes in working capital due to timing, as well as store consolidations and the effects of the strategic restructuring plan.

Investing Activities

Net cash and cash equivalents provided by investing activities for the nine months ended September 30, 2025 was $7.2 million compared to net cash provided by investing activities of $6.7 million for the nine months ended September 30, 2024. Investing activities for the nine months ended September 30, 2025 were primarily attributable to investment of excess cash into marketable securities of $25.0 million, $1.0 million of cash paid for the Viagrow acquisition, and purchases of property and equipment of $0.4 million, offset by maturity of marketable securities of $33.7 million. Investing activities for the nine months ended September 30, 2024 were primarily attributable to investment of excess cash into marketable securities of $41.9 million and purchases of property and equipment of $1.9 million, offset by maturity of marketable securities of $50.3 million.

Financing Activities

Net cash and cash equivalents used in financing activities was $0.1 million for the nine months ended September 30, 2025 and was attributable to common stock withheld for employee payroll taxes. Net cash and cash equivalents used in financing activities for the for the nine months ended September 30, 2024 was $6.2 million and was primarily attributable to common stock repurchased under our share repurchase program.

Critical Accounting Policies, Judgments, and Estimates

For a summary of the Company's critical accounting policies, judgments, and estimates, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Management concluded that as of September 30, 2025, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting identified by management as of December 31, 2024 as described below. Management does not believe that this material weakness resulted in material misstatements as of September 30, 2025, the material weakness creates a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner.

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

Plan to Remediate Material Weakness in Internal Control over Financial Reporting - MMI

The Company, with oversight by the Audit Committee of the Board, has been implementing the following initiatives as part of its comprehensive remediation plan during the third quarter of 2025 and plans to continue the implementation and remediation into the fourth quarter of 2025:
•Transitioning MMI off the Navision system and onto NetSuite, our integrated ERP and general ledger system used by all our other business channels.
•Removing administrative capabilities within the ERP system from operational roles.
•Performing segregation of duties analysis over new integrated users and roles within NetSuite.
•Consolidating our enterprise-wide shared service processes with the migration of the MMI business’s accounts payable and accounts receivable functions onto the NetSuite system.
•Developing and/or enhancing information technology general and application controls and business process controls specific to MMI.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For a summary of the Company's risk factors, please refer to Item 1A of our Form 10-K for the year ended December 31, 2024.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2025.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)