Form 10-K
period 2025-12-31
GrowGeneration Corp.
filed 2026-03-20
CIK 1604868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging Growth Company	☐
Non-accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any corrections of an error to previously issued financial statements are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025: $51,669,932.
As of March 16, 2026, the Company had 60,090,905 shares of its common stock issued and outstanding, par value $0.001 per share.
Document Incorporated by Reference
Portions of a Definitive Proxy Statement for the registrant's 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

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
We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market retailers and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 23 retail locations across 10 states as of December 31, 2025. The total physical footprint of our Cultivation and Gardening business spans over 563,000 square feet of retail and warehouse space, with garden centers and distribution and fulfillment centers strategically located throughout the U.S. to deliver product and service to customers quickly and efficiently.
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
Our target customers include commercial, craft, and home growers in the plant-based medicine market, as well as commercial and home gardeners that cultivate organic herbs, fruits, and vegetables. Our proprietary brand, The Harvest Company, is specifically targeted towards customers who grow organic herbs, fruits, and vegetables. Additionally, through our wholesale division, we distribute many of our proprietary products to customers that are wholesalers, resellers, major home improvement mass-market retailers, and retailers in the specialty retail hydroponic and organic gardening industry.
Storage Solutions
Target customers for our Storage Solutions segment generally include small, mid-size, and large businesses seeking vertical space-saving solutions that are custom tailored to their space and brand in an effort to maximize storage capacity or gain space in their real estate footprint. Many of our customers are involved in the construction and design industries and include retailers, general contractors, and architects involved in new constructions and remodels for retail stores as well as fulfillment centers. Our customer base also includes the golf industry, specifically country clubs needing to store more club bags and optimize their existing space, as well as CEA operators that cultivate indoors with vertical or rolling benching and racking.
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
PROPRIETARY BRANDS
As part of its one-stop solution, GrowGeneration provides its customers with a wide selection of top quality products across all categories. A key part of that selection of products is GrowGeneration's own portfolio of industry-leading proprietary brands, including Ion Lighting, PowerSi monosilicic acid, Charcoir coco pots, cubes, and medium, Drip Hydro liquid and powder nutrients and additives, MMI benching, racking, and storage solutions, The Harvest Company and

Viagrow gardening supplies, tools, and accessories, and other products. We believe that building proprietary brand offerings will not only drive positive experiences and outcomes for customers, but also will have a positive impact on our margins and profitability. As a company of growers ourselves, we understand the ever-changing needs and technologies within our industry and seek to acquire and develop a strong portfolio of proprietary products for our customers.
CUSTOMERS AND SUPPLIERS
We market our products primarily to customers located in the U.S. and its territories. We also occasionally transact with customers located outside the U.S. and its territories, particularly with customers located in international markets where cannabis is legal for medicinal or non-medicinal use.
Our key customers vary by location and segment. No single customer accounted for more than 10% of our net revenues for the years ended December 31, 2025, 2024, and 2023.
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
Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 23 retail locations across 10 states as of December 31, 2025. We have also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI.
Currently, our main growth strategies for our Cultivation and Gardening segment include expanding our commercial sales to sell more products to commercial cultivators for large grow operations, expanding our wholesale and distribution capabilities to sell more products to major home improvement mass-market retailers, independent retail garden centers and other resellers for resale, and expanding and promoting our portfolio of proprietary brands to increase its market share, product offerings, and profitability. We regularly seek and evaluate accretive acquisition opportunities with similar or complimentary businesses to those businesses we already operate, such as the Viagrow acquisition, which further diversified our home gardening and hydroponic gardening proprietary brand offerings as well as expanded our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms. Our main growth strategies for the Storage Solutions segment include expanding the types of customers and industries to which we sell our Storage Solutions products, including greater penetration in CEA, industrial, and country club verticals.
Refer to Note 13, Acquisitions, of the Consolidated Financial Statements for additional information regarding our recent acquisitions.
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
SOCIAL ENGAGEMENT
GrowGeneration seeks to support its customers and their communities in various ways. GrowGeneration regularly supports communities through charitable donations to various causes, both within and outside the hydroponics industry. GrowGeneration has also sponsored social impact organizations and programs, such as the Whole Cities Foundation, a non-profit organization established by Whole Foods whose mission is to support community-based urban farms and access to healthy nutrition, Last Prisoner Project, a national, nonpartisan nonprofit dedicated to reforming the U.S. criminal justice system through progressive drug policy, and the NEXTGEN Micro Cultivation competition, an education and training support program for social equity license applicants.
HUMAN CAPITAL RESOURCES
We are committed to fostering a collaborative, inclusive, and high-performing workplace culture and view our people as a critical driver of our long-term success. As of December 31, 2025, we employ 253 employees: 248 full-time employees, 5 part-time employees, and no temporary or seasonal workers. Our workforce reflects meaningful diversity across multiple dimensions. Approximately 30.7% of employees represent ethnic diversity, 19.9% are female, including several in senior leadership positions, and 56.2% of our employees are part of the Millennial generation. None of our employees are subject to collective bargaining agreements, nor have we experienced any labor-related work stoppages.
In late 2021, we engaged an external compensation consultant to assess and enhance the competitiveness of our key employee compensation packages, and we continue to regularly evaluate our practices to remain competitive in the marketplace. We offer comprehensive and competitive employment terms, benefits, and incentives to attract, motivate and retain top talent. These offerings include employer-sponsored health and welfare benefits, performance-based bonus programs, employee discounts, and professional training opportunities. In 2022, we launched a company-wide wellness initiative focused on supporting the mental, physical, financial, and overall well-being of our employees, reflecting our ongoing commitment to workforce health and engagement.
In 2025, 34.6% of employee separations were voluntary, while 52.3% resulted from workforce reductions.
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
Changes to trade policies, including additional or potential tariffs, or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Changes to trade policies, including tariffs or other trade restrictions, have increased, and may continue to increase, the prices of certain imported products used in our business and could continue to adversely affect our costs and supply chain. While we have taken steps to mitigate some of these cost pressures, including adjusting product pricing and product sourcing strategies, there can be no assurance that these actions will fully offset the impact of tariffs or other trade restrictions. Additional tariffs, retaliatory trade measures, or further changes in international trade policies could adversely affect the demand for our products and have a material adverse effect on our business and results of operations.
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
Our due diligence may fail to identify all liabilities and risks associated with acquisitions, and we may not accurately assess the relative benefits and detriments of acquisitions and may pay acquisition consideration exceeding the value of the acquired business. Our failure to address these risks or other problems related to past or future acquisitions, investments, or strategic alliances could cause us to fail to realize the anticipated benefits of such transactions, incur unanticipated liabilities, and harm our business generally.
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
If we do not maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, along with investor confidence in our company and, as a result, the value of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. While we have hired accounting and financial staff as well as leveraged outside resources with appropriate public company experience and technical accounting knowledge to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404, our internal financial and accounting team is leanly staffed, which can lead to inefficiencies. If we fail to properly and efficiently maintain an effective internal control over financial reporting, we could fail to report our financial results accurately.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As discussed in Item 9A of this report, management had previously identified a material weakness related to our Storage Solutions business, MMI and thereby concluded that internal control over financial reporting was not effective as of December 31, 2024. During fiscal year 2025, management executed a comprehensive remediation plan to address the underlying causes of the material weakness. As a result, management concluded that the previously reported material weakness was remediated as of December 31, 2025.

Material weaknesses could result in a misstatement of account balances or disclosures that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and cause us to fail to meet our reporting obligations.
The occurrence of, or failure to remediate, any material weakness we have identified or any other material weakness could cause investors to lose confidence in the accuracy and completeness of our financial reports, could cause the market price of our common stock to decline, and could result in sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital.
Although we have remediated the previously identified material weaknesses as discussed in Item 9A of this report, there is no assurance that the remedial measures we have taken to date, or any remedial measures we may take in the future, will be sufficient to prevent and avoid future material weaknesses or significant deficiencies in our internal control over financial reporting.
We may be required to record impairment charges against the carrying value of our goodwill and other intangible assets in the future.
We are required to test for impairment of the carrying value of our goodwill and intangible assets at least annually and whenever evidence of impairment exists. In prior years, we have recorded impairment charges related to our goodwill and intangible assets. We may be required in the future to record additional impairment charges that could have a material adverse effect on our reported results.
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
Public health emergencies and efforts to mitigate their impact may adversely affect our business, liquidity, results of operations, and financial condition and the price of our securities.
Public health emergencies, including pandemics, epidemics, or other widespread outbreaks of infectious diseases, and the measures taken to combat them, may have an adverse effect on our business. Public health authorities and governments may implement various measures to respond to such events, including voluntary or mandatory quarantines, restrictions on travel or movement, limitations on business operations, social distancing requirements, testing, and vaccination mandates, or other public health directives.
Such measures, as well as the broader economic and operational disruptions associated with public health emergencies, could negatively impact our workforce, supply chain, customers, service providers, and overall business operations. These conditions may reduce demand for our products or services, disrupt our operations or those of our customers and suppliers, and adversely affect our liquidity, results of operations, financial condition, and the trading price of our securities.
The scope, duration, and ultimate impact of any future public health emergency are uncertain and difficult to predict, and similar events in the future could have material adverse effects on our business and financial performance.
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
Present and future armed conflicts such as the ongoing conflict between Russia and Ukraine and geopolitical instability in the Middle East, including the current conflict in Iran and its potential escalation as well as the ongoing conflict between Israel and Palestine, could create or exacerbate certain risks we face to our business, financial condition, and results of operations. Global responses to ongoing and future armed conflicts, including the imposition of financial and economic sanctions by the United States and other countries, may create supply constraints and drive inflation that could impact our operations and could create or exacerbate other risks facing our business.
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
Climate change and other environmental issues could adversely affect our brands, business, results of operations, and financial condition.
Climate change continues to receive increasing global attention. The possible effects of climate change could include severe weather, natural disasters, changes in rainfall patterns, changing temperature levels, and changes in legislation, regulation, and international accords. These changes could over time affect, for example, the availability and cost of raw materials, commodities, and energy, which in turn may impact our ability to procure goods or services required for our business. Consumers also may change their behavior as a result of the impact of climate change, governmental regulations, and public perceptions. Additionally, the impacts of climate change and other environmental issues may present physical risks, such as damage to facilities, which could disrupt our operations or those of our customers or suppliers, and therefore our results of operations.
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
Under the Controlled Substances Act of 1970 (the "CSA"), the federal government currently lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), rendering its manufacturing (cultivation), distribution, or possession federally illegal. The U.S. Supreme Court has ruled in 2001 that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. Although the U.S. Department of Justice issued a notice of proposed rulemaking in 2024 to reclassify cannabis as a Schedule III substance, and a Presidential Executive Order in December 2025 directed the Attorney General to expedite this process, such rescheduling has not yet been finalized. Until a final rule is effective, cannabis remains a Schedule I substance, and illegality of cannabis under federal law continues to preempt state laws legalizing its use. Furthermore, even if reclassified to Schedule III, cannabis would remain subject to significant federal regulation by the DEA and FDA, and its commercial sale without federal approval would continue to be a violation of the CSA. Therefore, any change to the enforcement priorities of the federal government, including strict enforcement of federal law regarding cannabis or a failure to finalize the rescheduling process, could materially and adversely affect our business, financial condition, and results of operations.
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
As of the date of this report, we have 1.1 million shares of unvested restricted stock units, no outstanding stock options, and no outstanding stock purchase warrants. The vesting of the restricted stock units will result in dilution of our security holders. In the future, we may also issue additional shares of our common stock, restricted stock units, options, warrants, or other securities that are convertible into or exercisable for the purchase of shares of our common stock in connection with compensation to employees or consultants, acquisitions, sales of securities for capital raising, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our common stock. There can be no assurance that the issuance of any additional shares of common stock, warrants or other convertible securities in the future may not be at a price (or exercise prices) below the current price of the common stock.
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
GOVERNANCE
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee. Our CFO, who oversees the information technology department led by our Director of Information Technology, provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity policies and procedures, activities of third parties, and the like.
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

ITEM 2. PROPERTIES
REAL ESTATE
Our real estate portfolio consists primarily of leased retail stores and related storage, warehouse and distribution centers, and offices located across the U.S. Our principal offices are located at 5619 DTC Parkway, Suite 900, Greenwood Village, CO 80111. In total, the Company utilizes 713,000 square feet of space, which primarily consists of 22,000 square feet of corporate office space, 286,000 square feet of warehouse and distribution center space, and 405,000 square feet of retail and related storage space. The table below summarizes our real estate portfolio by reporting segment and by state as of December 31, 2025.

	Cultivation and Gardening	Storage Solutions	Corporate	Total Locations
Alaska	1	—	—	1
California	6	—	—	6
Colorado	2	—	1	3
Maine	3	—	—	3
Michigan	3	—	—	3
Missouri	1	—	—	1
New York	—	4	—	4
Ohio	1	—	—	1
Oklahoma (1)	3	—	—	3
Oregon	2	—	—	2
Rhode Island	1	—	—	1
Utah	—	1	—	1
Washington	2	—	—	2
Total Locations	25	5	1	31

(1) The Company owns a retail location in Oklahoma.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business, including the initiation and defense of proceedings related to contract and employment disputes. Due to the unpredictable nature of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time is normally difficult to ascertain.
During the year ended December 31, 2025, the Company was engaged in two ongoing legal matters related to a California employment class action dispute and a vendor contract dispute, resulting in a loss contingency accrual of $1.1 million.
In December 2021, the Company was sued in the U.S. District Court for the Southern District of Texas related to a Promissory Note & Asset Acquisition Rights Option ("Note & Option") with TGC Systems, LLC ("Total Grow"). The case was dismissed and the parties submitted the matter to arbitration pursuant to the arbitration clause of the Note & Option. Among other claims, Total Grow alleged that the Company was liable to Total Grow for failing to consummate the acquisition of Total Grow by the Company. The Company asserted counterclaims for repayment of $1.5 million in principal loaned by the Company to Total Grow pursuant to the Note & Option, plus interest and certain costs. In July 2023, the arbitrator rendered an arbitration award denying all of Total Grow's claims and defenses and awarding the Company more than $2.0 million in total, consisting of principal, interest, and certain costs. Total Grow voluntarily filed for bankruptcy in October 2023. In February 2024, the Company received $0.3 million from the bankruptcy proceedings, which was recorded as a recovery on the $1.5 million Note & Option. The remainder of the Note & Option, which were fully reserved, were written off during the year ended December 31, 2024.
It is our opinion that the legal proceedings disclosed above, in addition to the other legal proceedings and claims in which we have been involved, individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on our financial condition, results of operations or cash flows. We believe that our assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
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
HOLDERS
The approximate number of stockholders of record as of March 16, 2026 was 71. The number of stockholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
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
RECENT SALES OF UNREGISTERED SECURITIES
Shares of Common Stock Issued In Connection with Asset Purchases
Refer to issuances of shares of common stock in connection with acquisitions during 2023, 2024, and 2025 disclosed in the notes to the Consolidated Financial Statements. These shares were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.
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

GrowGeneration sources certain proprietary branded products and components used in our Cultivation & Gardening segment, including coir substrates, nutrients, irrigation parts, and lighting components, from suppliers located in India, Mexico, China, and other jurisdictions outside the United States. Beginning in the first quarter of 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. In April 2025, the United States announced changes to its trade policy, including a 10% baseline tariff on imports and additional country-specific tariffs for select trading partners. These new measures, implemented under Executive Order 14257, under presidential authority provided by the International Emergency Economic Powers Act (“IEEPA”) and other statutory authorities, reflected a markedly more dynamic tariff environment. The policies created cost and supply chain impacts for importers and providers of international goods. These actions have resulted in cost increases for certain imported products that collectively represent less than 10% of total company cost of goods sold. We have partially offset these cost pressures through (i) improved purchasing leverage and volume-based supplier discounts, (ii) targeted price adjustments on affected product categories, and (iii) a continuing shift in sourcing toward lower-tariff regions, including the United States and Southeast Asia. We are also expanding domestic manufacturing, assembly and packaging for select proprietary brands to reduce reliance on high-tariff import categories. On February 20, 2026, subsequent to our fiscal year ended December 31, 2025, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. The President immediately imposed replacement tariffs under Section 122 of the Trade Act of 1974, which are temporary (150-day maximum duration, unless such period is extended by Congress), and has indicated intent to impose tariffs under other statutory authorities going forward. It is unclear at this time what impact this decision will have on our future financial results, including whether we will be able to obtain refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means. We continue to actively monitor these developments and explore strategies to mitigate these risks and potential negative effects on our business and results from operations. Management believes these initiatives will enhance long-term supply-chain flexibility and margin stability.

On June 6, 2025, we purchased substantially all of the assets of Hydro Generation Inc. (referred to as "Viagrow"), a domestic supplier of gardening and hydroponic equipment. The acquisition further diversifies our home gardening and hydroponic gardening proprietary brand product offerings as well as expands our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms. Refer to Note 13, Acquisitions, of the Consolidated Financial Statements in this report for additional information regarding the Viagrow acquisition.
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
We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market retailers and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 23 retail locations across 10 states as of December 31, 2025. We closed eight retail locations during the year ended December 31, 2025. We continue to evaluate our retail footprint to identify cost redundancies and optimize coverage by leveraging nearby locations and our online sales platforms.
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

As of March 31, 2025, we had substantially completed our restructuring activities. As of December 31, 2025, there was no outstanding restructuring liability, and we do not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs, including $1.1 million during the year ended December 31, 2025 and $2.4 million previously incurred in fiscal year 2024. As a result of these restructuring activities, we expect improvement in our gross profit margin and profitability while generating annualized cost savings of approximately $12.0 million.

Our restructuring and restructuring-related charges consisted of inventory disposal costs, retail location closure costs including related contract termination costs and fixed asset disposals, employee termination benefits, asset impairments including the impairment of operating lease right-of-use assets, and other associated costs. Restructuring and restructuring-related costs incurred during the years ended December 31, 2025 and 2024 were presented on the Consolidated Statements of Operations as follows:

	Year ended December 31,
	2025	2024
Cultivation and Gardening segment:
Cost of sales(1)	$—	$1,048
Gross profit	—	(1,048)
Store operations and other operational expenses(2)	765	842
Restructuring costs in segment income from operations	(765)	(1,890)
Corporate expenses:
Selling, general, and administrative(3)	376	205
Impairment loss(4)	—	220
Other expense (income)(5)	—	50
Total restructuring and restructuring related activities	$(1,141)	$(2,365)

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

In conjunction with our restructuring activities to support operational and administrative improvements, we reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the year ended December 31, 2025.

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
Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 23 retail locations across 10 states as of December 31, 2025. We have also acquired several other types of businesses within or complimentary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI. We regularly seek and evaluate accretive acquisition opportunities with similar or complimentary businesses to those businesses it already operates, such as the Viagrow acquisition, which further diversified our home gardening and hydroponic gardening proprietary brand product offerings as well as expanded our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.
Our main growth strategies for the Storage Solutions segment include expanding the types of customers and industries to which we sell our Storage Solutions products, including greater penetration in CEA, industrial, and country club verticals.
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
Operating Expenses
Operating expenses are comprised of the following components: store operations and other operational expenses; selling, general, and administrative; estimated credit losses; depreciation and amortization; and impairment losses. Store operations and other operational expenses consist primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers. Selling, general, and administrative expenses consist of corporate salaries, stock-based compensation, advertising and promotions, travel and entertainment, professional fees, insurance, and other corporate administrative costs. Selling, general, and administrative expenses as a percentage of net sales typically does not increase commensurate with an increase in net sales. Our largest expenses are generally related to employee compensation and leases, which are primarily fixed and not variable. Our advertising and marketing expenses are largely controllable and variable depending on the particular market.

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025.

Condensed Results of Operations for the Years Ended December 31, 2025 and 2024
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	For the Years Ended December 31,
	2025		2024		Year-to-Year Variance
Net sales	$161,741	100.0%	$188,866	100.0%	$(27,125)	(14.4)%
Cost of sales	118,466	73.2%	145,144	76.9%	(26,678)	(18.4)%
Gross profit	43,275	26.8%	43,722	23.1%	(447)	(1.0)%
Operating expenses	68,860	42.6%	95,694	50.7%	(26,834)	(28.0)%
Loss from operations	(25,585)	(15.8)%	(51,972)	(27.5)%	26,387	50.8%
Other income	1,730	1.1%	2,620	1.4%	(890)	(34.0)%
Net loss before taxes	(23,855)	(14.7)%	(49,352)	(26.1)%	25,497	51.7%
Provision for income taxes	(191)	(0.1)%	(158)	(0.1)%	(33)	(20.9)%
Net loss	$(24,046)	(14.9)%	$(49,510)	(26.2)%	$25,464	51.4%
Net Sales
Net sales for the year ended December 31, 2025 were $161.7 million, a decrease of $27.1 million, or 14.4% as compared to net sales of $188.9 million for the year ended December 31, 2024.
The decrease in net sales was primarily related to our Cultivation and Gardening segment, which had net sales of $134.2 million for the year ended December 31, 2025 and $163.5 million for the year ended December 31, 2024. This decrease in net sales was primarily due to the closure of 19 retail locations during 2024, which included the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan, as well as the closure of an additional eight retail locations during 2025. Additionally, the Cultivation and Gardening segment experienced slowness in its net sales in the first half of 2025 related to declines in consumer confidence and uncertainty surrounding the potential macroeconomic and market impacts of tariffs. These decreases in Gardening and Cultivation net sales from retail store closures and economic uncertainty were partially offset by the retention of customers associated to closed retail stores through redirecting those sales to other sales channels, such as our online platforms and dedicated sales representatives, as well as improvements in durable product sales driven by increased demand for capital investments by our customers in the second half of 2025. Proprietary brand sales as a percentage of Cultivation and Gardening net sales increased to 32.8% for the year ended December 31, 2025 as compared to 24.2% for the year ended December 31, 2024, largely driven by our strategic initiatives to increase sales volume with our expanded portfolio of proprietary brands and various product launches. The percentage of Cultivation and Gardening net sales related to consumable products remained relatively consistent for the year ended December 31, 2025, decreasing slightly to 71.9% compared to 72.2% for the year ended December 31, 2024.
Net sales of commercial fixtures within our Storage Solutions segment increased to $27.5 million for the year ended December 31, 2025 compared to $25.4 million for the year ended December 31, 2024.
Cost of Sales
Cost of sales for the year ended December 31, 2025 was $118.5 million, a decrease of $26.7 million or 18.4%, compared to $145.1 million for the year ended December 31, 2024. The decrease in cost of sales largely corresponds to the 14.4% decrease in sales as previously discussed, in addition to $1.0 million of inventory disposal costs incurred in connection with the restructuring plan in the year ended December 31, 2024. The remaining decrease in cost of sales relates to the sales mix of proprietary brands compared to non-proprietary brands described above.
Gross Profit
Gross profit was $43.3 million for the year ended December 31, 2025 compared to $43.7 million for the year ended December 31, 2024, a decrease of $0.4 million or 1.0%. The decrease in gross profit was primarily related to the Storage Solutions segment, which decreased $0.5 million, or 4.1%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to industry pricing compression. The Cultivation and Gardening segment gross profit remained consistent at $32.2 million for the years ended December 31, 2025 and 2024. Our consistent gross profit in

Cultivation and Gardening segment despite the reduction in sales volume predominately caused by the store consolidations discussed above was largely a result of our strategic initiatives to improve the proportion of our sales volume attributable to our expanded portfolio of proprietary brands and our ability to retain customers who were previously associated to closed retail stores by redirecting those sales to other sales channels in the year ended December 31, 2025. Additionally, the effects of the strategic restructuring plan in the year ended December 31, 2024 included an estimated $0.9 million in inventory sales discounts, an additional $1.0 million of inventory disposal costs, and the strategic rationalization of our product offerings.
Gross profit margin was 26.8% for the year ended December 31, 2025, an increase of 370 basis points from a gross profit margin of 23.1% for the year ended December 31, 2024. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 24.0% for the year ended December 31, 2025 as compared to 19.7% for the year ended December 31, 2024. The improvement in the Cultivation and Gardening segment was primarily driven by our strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands in the year ended December 31, 2025 as well as the effects of the additional cost of sales and inventory sales discounts incurred with the strategic restructuring plan in the year ended December 31, 2024. The Storage Solutions segment gross profit margin decreased to 40.3% in the year ended December 31, 2025 from 45.6% in the year ended December 31, 2024 due to industry pricing compression.
Operating Expenses
Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $68.9 million for the year ended December 31, 2025 and $95.7 million for the year ended December 31, 2024, a decrease of $26.8 million or 28.0%.
Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and allocated corporate overhead costs, were $30.7 million for the year ended December 31, 2025 compared to $40.2 million for the year ended December 31, 2024, a decrease of $9.5 million or 23.5%. The decrease in store operating costs was primarily due to the 19 retail locations closed during 2024, including the 12 redundant or underperforming retail locations consolidated in the second half of 2024 in conjunction with the restructuring plan, as well as the closure of an additional eight retail locations during 2025.
Total corporate overhead, which is comprised of selling, general, and administrative, estimated credit losses, and depreciation and amortization, was $38.0 million for the year ended December 31, 2025 as compared to $48.6 million for the year ended December 31, 2024, a decrease of $10.6 million or 21.8%. The decrease in corporate overhead was primarily due to the $8.1 million or 41.9% decrease in depreciation and amortization expense, which was largely attributed to the $5.3 million accelerated depreciation and amortization for certain capitalized software assets reassessed as part of our restructuring activities in the year ended December 31, 2024. Selling, general, and administrative expenses decreased $3.0 million or 10.2% primarily due to cost rationalization initiatives, which resulted in decreased professional fees, corporate expenses, employee costs, and lower share-based compensation. These decreases were partially offset by a $0.5 million increase in estimated credit losses in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a $0.3 million credit recovery settlement received in bankruptcy proceedings related to a note receivable in the year ended December 31, 2024 which had been reserved for in the prior year.
Impairment loss was $0.1 million in the year ended December 31, 2025, as compared to $6.9 million in the year ended December 31, 2024. The $6.9 million impairment loss incurred in the year ended December 31, 2024 was predominately related to impairments of our goodwill and intangible assets. Additionally, in conjunction with our strategic restructuring activities in 2024, we assessed the right-of-use assets of certain closed retail locations for impairment when we anticipated the total remaining lease cost for the term to be greater than the anticipated sublease income, which resulted in an impairment loss of $0.2 million in the year ended December 31, 2024. The $0.1 million impairment loss incurred in the year ended December 31, 2025 related to a closed, wholly-owned retail location classified as held for sale. Refer to the discussion within Critical Accounting Policies and Estimates section as well as Note 5, Property and Equipment, and Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements for additional information regarding our impairment losses.
Other Income
Other income for the year ended December 31, 2025 was $1.7 million, a decrease of $0.9 million as compared to other income of $2.6 million for the year ended December 31, 2024. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

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
Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Year ended December 31,
	2025	2024	2023
Net loss	$(24,046)	$(49,510)	$(46,496)
Provision for income taxes	191	158	32
Interest income	(1,730)	(2,703)	(2,696)
Interest expense	—	70	97
Depreciation and amortization	11,295	19,436	16,607
EBITDA	$(14,290)	$(32,549)	$(32,456)
Share-based compensation	1,513	2,422	3,171
Investment income	1,741	2,582	2,696
Acquisition transaction costs	69	—	—
Impairment loss	130	6,875	15,659
Restructuring plan (1)	1,141	3,009	—
Consolidation and other charges (2)	3,742	3,160	5,376
Adjusted EBITDA	$(5,954)	$(14,501)	$(5,554)
(1) See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in this Annual Report on Form 10-K for further information. 2024 results also included an estimated additional $0.9 million loss in gross profit due to inventory discounts offered in conjunction with the restructuring plan.

(2) Consists primarily of expenditures related to legal settlements and contingencies, the activity of store and distribution consolidation and one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2025, we had working capital of $77.8 million, compared to working capital of $88.9 million as of December 31, 2024, a decrease of $11.2 million. The decrease in working capital from December 31, 2024 to December 31, 2025 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.
As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $46.1 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Consolidated Financial Statements for additional information regarding leases.
On June 6, 2025, we purchased substantially all of the assets of Viagrow, a domestic supplier of gardening and hydroponic equipment. The total consideration for the purchase of Viagrow was $1.3 million, including $1.0 million cash paid and $0.2 million common stock issued, with certain additional amounts to be paid in future periods. Refer to Note 13, Acquisitions, of our Notes to Consolidated Financial Statements in this report for additional information regarding the Viagrow acquisition.
We may need additional financing through equity offerings and/or debt financings in the future to continue to expand our business consistent with our growth strategies. However, management believes that the Company is adequately funded to support current and future operations for at least one year from the date of this filing. To date we have financed our operations through the issuance of common stock, convertible notes, and warrants, as well as cash generated from operations.
Cash Flows
The following discussion sets forth the major sources and uses of cash for the year ended December 31, 2025 and December 31, 2024. A discussion regarding the major sources and uses of cash for the year ended December 31, 2023 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025.
Operating Activities
Net cash and cash equivalents used in operating activities for the year ended December 31, 2025 was $9.4 million, compared to net cash used in operating activities of $1.8 million for the year ended December 31, 2024. The increase in cash used in operating activities was primarily related to changes in our operating assets and liabilities, which was driven by the difference in sell through of inventory for the year ended December 31, 2025 as compared to the year ended December 31, 2024 as well as the timing of payments and receipts. This was partially offset by the reduction in operating expenses, excluding non-cash changes such as depreciation and amortization and impairment loss, in the year ended December 31, 2025 compared to the year ended December 31, 2024 as previously discussed in the Results of Operations section.
Investing Activities
Net cash and cash equivalents provided by investing activities was $12.6 million for the year ended December 31, 2025 compared to net cash provided by investing activities of $5.7 million for the year ended December 31, 2024. Investing activities for the year ended December 31, 2025 were primarily related to investment of excess cash into marketable securities of $35.7 million, acquisitions of $1.0 million, and purchases of property and equipment of $0.5 million, which were offset by maturity of marketable securities of $49.8 million. Investing activities for the year ended December 31, 2024 were primarily related to investment of excess cash into marketable securities of $52.6 million, and the purchase of property and equipment of $2.0 million, offset by maturities of marketable securities of $60.2 million.
Financing Activities
Net cash and cash equivalents used in financing activities for the year ended December 31, 2025 was $0.2 million, and was attributable to common stock withheld for employee payroll taxes. Net cash and cash equivalents used in financing activities for the year ended December 31, 2024 was $6.2 million, primarily attributable to common stock repurchased under our share repurchase program.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments regarding matters that are uncertain and susceptible to change that affect the reported amounts of assets, liabilities, revenue, and expense. Critical accounting estimates are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy based on historical experience and various other market-specific and other relevant assumptions.
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
Goodwill Impairment
Goodwill represents the excess purchase price over the fair value of identifiable assets acquired and liabilities assumed in connection with acquisitions in accordance to ASC 805, Business Combinations. Goodwill is not amortized but instead is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. We perform our goodwill impairment assessment for each of our reporting units that have remaining goodwill on December 1 of each fiscal year.
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
The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, to its carrying amount. We perform a quantitative impairment assessment for our reporting units using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We determine fair value using the income approach, where estimated future cash flows are discounted to present value at an appropriate rate of return. Multiples of earnings based on historical averages and published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.
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
For the goodwill impairment test performed on December 1, 2025, we elected to qualitatively review our reporting units for events and circumstances which would indicate whether it was more likely than not reporting unit fair values were below carrying values. Of our four reporting units, only two had remaining goodwill balances. The qualitative assessment did not identify any indicators of impairment, and accordingly, no further impairment assessments were necessary.

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
Recoverability of Long-Lived Assets
We review the recoverability of our long-lived assets, including property and equipment, operating leases right-of-use assets, and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, the estimated fair value must be determined and an impairment loss is recognized for the difference between estimated fair value and carrying value.
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
For the year ended December 31, 2025, we did not identify any events or changes in circumstances that would indicate the carrying value of our long-lived assets may not be recoverable and accordingly, no further impairment assessments were necessary.
For the year ended December 31, 2024, we evaluated the recoverability of our long-lived assets for impairment in conjunction with our annual goodwill impairment assessment. Certain of our finite-lived intangible assets did not appear to be recoverable and as a result, we compared the fair value to the carrying value of these assets which resulted in a $0.7 million impairment loss. Refer to Note 6, Goodwill and Intangible Assets, of the Consolidated Financial Statements. Additionally, for the year ended December 31, 2024, we also identified a $0.2 million impairment loss related to operating lease right-of-use assets of certain closed retail locations in conjunction with our strategic restructuring plan.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
GrowGeneration Corp.
Greenwood Village, Colorado

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of GrowGeneration Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory - Valuation

As described in Note 2 to the consolidated financial statements, the Company’s inventory consists predominantly of gardening supplies and materials, fixtures, and equipment. Inventory is valued at the lower of cost (moving average cost method) or net realizable value, inclusive of write-downs and write-offs in connection with its assessment of market conditions, slow-moving or obsolete inventory, and overstocked inventory based on trends and experience, including demand-based product rankings. At December 31, 2025, the Company’s inventory balance was $38.8 million and the Company recognized inventory write-downs and write-offs of $2.4 million during the year.

We identified the auditing of certain inputs used to determine the inventory write-downs or write-offs, which include inventory quantities on hand and historical sales data, as well as assumptions over demand-based product rankings and the associated write-down or write-off percentages applied as a critical audit matter. Auditing these inputs and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of underlying data inputs including inventory quantities on hand and historical sales data.
•Evaluating the reasonableness of the demand-based product rankings and write-downs and write-offs percentages applied by performing a retrospective comparison of prior estimates over customer demand to actuals.
•Testing the mathematical accuracy of the analysis used to determine inventory write-downs or write-offs.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2025.

Denver, Colorado
March 20, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GrowGeneration Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of GrowGeneration Corp. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2024 and December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years ended December 31, 2024 and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2022 to 2025.

Denver, Colorado
March 13, 2025

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$30,406	$27,471
Marketable securities	15,658	28,984
Accounts receivable, net of allowance for credit losses of $2,109 and $2,177 at December 31, 2025 and 2024, respectively	10,668	7,361
Notes receivable, current, net of allowance for credit losses of $214 and $— at December 31, 2025 and 2024, respectively	507	1,056
Inventory	38,776	40,295
Prepaid income taxes	60	145
Prepaid and other current assets	7,672	7,896
Total current assets	103,747	113,208

Property and equipment, net	9,795	15,493
Operating lease right-of-use assets, net	27,050	34,453
Intangible assets, net	3,326	8,779
Goodwill	2,080	1,605
Other assets	1,042	814
TOTAL ASSETS	$147,040	$174,352

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,775	8,146
Accrued liabilities	3,269	2,358
Payroll and payroll tax liabilities	2,589	2,655
Customer deposits	4,015	2,404
Sales tax payable	872	1,313
Current maturities of operating lease liabilities	6,455	7,398
Total current liabilities	25,975	24,274

Operating lease liabilities, net of current maturities	23,022	29,633
Other long-term liabilities	544	352
Total liabilities	49,541	54,259
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock; $.001 par value; 100,000,000 shares authorized; 60,090,905 and 59,402,628 shares issued and outstanding as of December 31, 2025 and 2024, respectively	60	59
Additional paid-in capital	377,128	375,677
Accumulated deficit	(279,689)	(255,643)
Total stockholders’ equity	97,499	120,093
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,040	$174,352
The accompanying notes are an integral part of these Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share)

	For the Years Ended December 31,
	2025	2024	2023
Net sales	$161,741	$188,866	$225,882
Cost of sales (exclusive of depreciation and amortization shown below)	118,466	145,144	164,624
Gross profit	43,275	43,722	61,258

Operating expenses:
Store operations and other operational expenses	30,732	40,198	48,082
Selling, general, and administrative	26,266	29,243	29,799
Estimated credit losses (recoveries)	437	(58)	955
Depreciation and amortization	11,295	19,436	16,607
Impairment loss	130	6,875	15,659
Total operating expenses	68,860	95,694	111,102

Loss from operations	(25,585)	(51,972)	(49,844)

Other income (expense):
Other (expense) income	—	(13)	781
Interest income	1,730	2,703	2,696
Interest expense	—	(70)	(97)
Total other income	1,730	2,620	3,380

Net loss before taxes	(23,855)	(49,352)	(46,464)

Provision for income taxes	(191)	(158)	(32)

Net loss	$(24,046)	$(49,510)	$(46,496)

Net loss per share, basic	$(0.40)	$(0.82)	$(0.76)
Net loss per share, diluted	$(0.40)	$(0.82)	$(0.76)

Weighted average shares outstanding, basic	59,671	60,176	61,181
Weighted average shares outstanding, diluted	59,671	60,176	61,181
The accompanying notes are an integral part of these Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	61,010	$61	—	$—	$369,938	$(153,603)	$216,396
Common stock issued for share-based compensation	439	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(263)	—	(263)
Share-based compensation	—	—	—	—	2,985	—	2,985
Non-cash repurchase of liability awards	—	—	—	—	653	—	653
Liability redemption associated with business acquisition	35	—	—	—	120	—	120
Net loss	—	—	—	—	—	(46,496)	(46,496)
Balance as of December 31, 2023	61,484	$61	—	$—	$373,433	$(200,099)	$173,395
Common stock issued for share-based compensation	436	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(177)	—	(177)
Share-based compensation	—	—	—	—	2,421	—	2,421
Repurchase of common stock	—	—	(2,517)	(6,037)	—	—	(6,037)
Cancellation of common stock	(2,517)	(3)	2,517	6,037	—	(6,034)	—
Net loss	—	—	—	—	—	(49,510)	(49,510)
Balance as of December 31, 2024	59,403	$59	—	$—	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	567	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(221)	—	(221)
Share-based compensation	—	—	—	—	1,513	—	1,513
Common stock issued in connection with acquisitions	121	—	—	—	159	—	159
Net loss	—	—	—	—	—	(24,046)	(24,046)
Balance as of December 31, 2025	60,091	$60	—	$—	$377,128	$(279,689)	$97,499
The accompanying notes are an integral part of these Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(24,046)	$(49,510)	$(46,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,295	19,436	16,607
Estimated credit losses (recoveries)	437	(58)	955
Share-based compensation	1,513	2,421	3,171
Impairment loss on held for sale property and equipment	130	—	—
Impairment loss related to goodwill and intangible assets	—	6,655	15,526
Impairment loss on operating lease right-of-use assets	—	220	133
Loss on asset disposition	773	685	218
Change in value of marketable securities	(796)	(1,326)	(1,438)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts and notes receivable	(3,195)	835	(300)
Inventory	1,794	24,557	13,773
Prepaid expenses and other assets	91	477	3,898
Accounts payable and accrued liabilities	1,511	(3,712)	(3,035)
Operating leases	(151)	(173)	46
Customer deposits	1,595	(2,955)	1,021
Payroll and payroll tax liabilities	(66)	486	(2,502)
Sales taxes payable	(441)	128	(156)
Other	109	35	—
Net cash and cash equivalents (used in) provided by operating activities	(9,447)	(1,799)	1,421
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,013)	—	(3,050)
Purchase of property and equipment	(536)	(1,978)	(6,698)
Purchase of marketable securities	(35,665)	(52,639)	(98,680)
Maturities of marketable securities	49,787	60,193	96,758
Proceeds from disposals of assets	29	150	265
Net cash and cash equivalents provided by (used in) investing activities	12,602	5,726	(11,405)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(50)
Common stock withheld for employee payroll taxes	(220)	(176)	(263)
Common stock repurchased	—	(6,037)	—
Net cash and cash equivalents used in financing activities	(220)	(6,213)	(313)

Net increase (decrease) in cash and cash equivalents	2,935	(2,286)	(10,297)
Cash and cash equivalents at beginning of year	27,471	29,757	40,054
Cash and cash equivalents at end of year	$30,406	$27,471	$29,757

Supplemental Information:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$1,049	$3,506	$4,289
Fair value of common stock issued in business combination	$159	$—	$—
Fair value of contingent consideration	$83	$—	$—
Cash paid for interest	$—	$70	$98
Non-cash repurchase of liability awards	$—	$—	$653
Non-cash issuance of a note receivable	$—	$—	$299
Liability redemption associated with business acquisition	$—	$—	$120
The accompanying notes are an integral part of these Consolidated Financial Statements.

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
As of December 31, 2025, GrowGeneration has 23 retail locations across 10 states in the U.S. The Company also operates an online superstore at growgeneration.com, as well as a wholesale distribution business for resellers and mass-market retailers, and a benching, racking, and storage solutions business, Mobile Media or MMI.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the financial position, results of operations and cash flows of the Company.
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
The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products or when services have been completed. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company's right to payment, and the legal title of the products. Based on the assessment of control indicators, product sales are typically recognized when product is delivered to or picked up by the customer. Promises related to product installation are considered a separate and distinct performance obligation from the product sale because the products can be used without customization or modification and the installation is not complex and can be performed by other vendors. Installation revenue is recognized upon completion of the installation services.
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
Payment for goods and services sold by the Company is typically due upon satisfaction of the performance obligations. Under certain circumstances, the Company does provide goods and services to customers on a credit basis which are due under customary payment terms (see Accounts Receivable, Notes Receivable and Concentration of Credit Risk below). When the Company receives payment from customers before the customer obtains control of the merchandise or the service has been performed, the amount received is recorded as a customer deposit in the accompanying Consolidated Balance Sheets until the sale or service is complete.
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
Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. The Company's policy is to place its cash and cash equivalents with high-quality financial institutions in order to limit the amount of credit exposure. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Additionally, certain cash equivalents maintained with investment institutions are insured by a combination of the Securities Investor Protection Corporation ("SIPC") up to $500,000, which includes a $250,000 limit for cash, and additional private insurance, which mitigates the Company's exposure. As of December 31, 2025, the Company had $27.4 million in excess of the FDIC, SIPC, and other insurance limits.
Marketable Securities
Marketable securities investments primarily consist of fixed-income securities with short-term maturities, including debt instruments of the U.S. government and its agencies as well as high quality corporate bonds, which are not actively traded by the Company. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.8 million, $1.3 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Interest income on the Consolidated Statements of Operations.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
difficulties, and ongoing service or billing disputes. Credit is generally extended on a short-term basis, thus current receivables do not bear interest. Interest on past due balances are subject to an interest charge of 1.5% per month.
Notes Receivable
From time-to-time, the Company has executed notes receivable to third parties secured by collateral. Notes receivable generally have terms of 12 months to 18 months and bear interest from 12 to 14% per annum. Generally, the underlying collateral is product or equipment financed by the note receivable.
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
The Company periodically reviews the value of the underlying collateral for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance or impairment of the note receivable and related accrued interest is necessary. As of December 31, 2025 and 2024, the Company believes the value of the underlying collateral to be sufficient and in excess of the respective outstanding principal and accrued interest, net of recognized allowance for credit losses.
Concentration of Credit Risk
The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and notes receivable. The Company is affected by general economic conditions in the U.S. To limit credit risk, management periodically reviews and evaluates the financial condition of customers and maintains an allowance for credit losses. As of December 31, 2025 and 2024, the Company does not believe that it has significant credit risk.
Inventory
Inventory consists predominantly of gardening supplies and materials, fixtures, and equipment, and is recorded at the lower of cost (moving average cost method) or net realizable value. The inventory balance includes raw materials of $2.2 million and $2.4 million each of the years ended December 31, 2025 and 2024, respectively, with the remainder consisting of finished goods. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, slow-moving or obsolete inventory, and overstocked inventory based on trends and experience, including demand-based product rankings. Write-downs and write-offs are recorded to cost of sales on the Consolidated Statements of Operations and charges during the years ended December 31, 2025, 2024 and 2023, were $2.4 million, $6.5 million and $4.8 million, respectively.
Property and Equipment
Property and equipment are recorded at cost, or at fair value for assets acquired in accordance with ASC 805, Business Combinations, and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the useful life of the improvement. Renewals and betterment that materially extend the life of the asset are capitalized. With respect to constructed assets, all materials, direct labor, and contract services, as well as certain indirect costs, are capitalized. Costs for maintenance and repairs are expensed as incurred.

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
The general range of estimated useful lives for property and equipment are as follows:

Estimated Lives
Vehicles	5 years
Buildings	20 - 30 years
Furniture, fixtures and equipment	3 -7 years
Capitalized software	3 - 8 years
Leasehold improvements	3 - 10 years, not to exceed lease term
The Company reviews for impairment indicators and recoverability of long-lived assets, including property and equipment, when circumstances indicate that the carrying value of the asset may not be recoverable. Refer to the Recoverability of long-lived assets significant accounting policy.
Intangible Assets
Intangible assets primarily include trade names, customer relationships, non-compete agreements, and intellectual property with finite lives identified in connection with acquisitions in accordance to ASC 805, Business Combinations. For each acquisition, the Company allocates the purchase price to the identifiable assets acquired and liabilities assumed, including intangible assets, based on estimated fair values. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives on a straight-line basis, which approximates the pattern in which the economic benefits associated with the asset are expected to be consumed. The estimated useful lives for trade names, customer relationships, non-compete agreements, and intellectual property are generally five to nine years.
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable assets acquired and liabilities assumed in connection with acquisitions in accordance to ASC 805, Business Combinations. Goodwill is not amortized but instead is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. The Company performs its required annual goodwill impairment test as of December 1.
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
The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount, and an impairment loss is recognized for the differential. The Company performs a quantitative impairment assessment for a reporting unit using a fair value method based on management's judgments and assumptions or third-party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company determines fair value using the income approach, where estimated future cash flows are discounted to present value at an appropriate rate of return. Multiples of earnings

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Level	December 31, 2025	December 31, 2024
Cash equivalents	1	$20,431	$16,945
Marketable securities	2	$15,658	$28,984
Business Combinations
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Assets acquired and liabilities assumed are recognized at their estimated fair values in accordance with ASC 820, Fair Value Measurements, as

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the acquisition date. For all acquisitions, the preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized within the measurement period, which cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Any changes to these estimates may have a material impact on the Company's operating results or financial position. All transaction costs are expensed as incurred and recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Refer to Note 13, Acquisitions, for additional information regarding the Company's business combinations.
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
Advertising
The Company expenses advertising and promotional costs when incurred. Advertising and promotional expenses for the years ended December 31, 2025, 2024, and 2023 amounted to $1.6 million, $2.0 million, and $1.8 million, respectively.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation
The Company uses share-based compensation, primarily restricted stock units, to provide long-term performance incentives for its employees, non-employee members of its Board of Directors, and consultants.
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
Periodically, the Company has issued stock options and common stock warrants for which the fair value is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate used in the option pricing model is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of share-based compensation expense in future periods.
The Company has also periodically issued certain stock awards classified as liabilities based on the guidance set forth at ASC 480, Distinguishing Liabilities from Equity, and ASC 718, Compensation-Stock Compensation. These awards generally entitle the employees to receive a specified dollar value of common stock on future dates and vest over time subject to the employee's continued employment. The Company recognizes compensation expense for these awards over the requisite service period.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to income tax disclosures ("ASU 2023-09"), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The Company adopted ASU 2023-09 on a prospective basis for the annual reporting period beginning January 1, 2025. Refer to Note 7, Income Taxes for changes in disclosures resulting from adoption of ASU 2023-09.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. Early adoption of ASU 2025-05 is permitted and should be applied prospectively. The Company will adopt the standard for the annual reporting period beginning January 1, 2026 and does not expect the standard to have a material impact on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends current guidance for capitalizing internal use software costs by removing all references to prescriptive and sequential software development stages to better align with current iterative development methods. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period, and ASU 2025-06 can be applied prospectively, retrospectively, or on a modified transition approach. The Company will adopt the standard prospectively as of January 1, 2026 and does not expect the standard to have a material impact on the consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements (“ASU 2025-11”), which is intended to clarify interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and adoption of ASU 2025-11 can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable and Contract Liabilities
Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable or a customer deposit. The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2025	$7,361	$2,404
Balance as of December 31, 2025	10,668	4,015
Increase	$3,307	$1,611

Balance as of January 1, 2024	$8,895	$5,359
Balance as of December 31, 2024	7,361	2,404
Decrease	$(1,534)	$(2,955)
Of the total amount of customer deposits as of January 1, 2025, $1.9 million was reported as revenue during the year ended December 31, 2025. Of the total amount of customer deposits as of January 1, 2024, $4.8 million was reported as revenue during the year ended December 31, 2024. Of the total amount of customer deposits as of January 1, 2023, $3.4 million was reported as revenue during the year ended December 31, 2023.
The Company also has notes receivable under longer term financing arrangements at interest rates typically ranging from 12% to 14% with repayment terms typically ranging for 12 to 18 months.
Notes receivable at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Notes receivable	$721	$1,056
Allowance for credit losses	(214)	—
Notes receivable, net	$507	$1,056
During the year ended December 31, 2024, the Company received a $0.3 million settlement related to a $1.5 million note receivable, which had been fully reserved as of December 31, 2023. Refer to Note 16, Commitment and Contingencies, for additional information regarding the settlement.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Vehicles	$2,504	$2,553
Buildings and land	1,991	2,121
Leasehold improvements	10,312	12,086
Furniture, fixtures and equipment	11,704	13,051
Capitalized software	9,155	16,446
Construction-in-progress	58	49
Property and equipment, gross	35,724	46,306
Accumulated depreciation and amortization	(25,929)	(30,813)
Property and equipment, net	$9,795	$15,493
Depreciation and amortization expense related to property and equipment was $5.4 million, $12.8 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. In conjunction with the Company's restructuring activities as discussed in Note 17, Restructuring, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in a $5.3 million increase to depreciation and amortization expense related to property and equipment for the year ended December 31, 2024. These capitalized software assets became fully amortized and were retired during the year ended December 31, 2025. Refer to Note 17, Restructuring, for additional information on the restructuring activities.
During the year ended December 31, 2025, the Company concluded that a closed retail location, wholly-owned by the Company, met the criteria for classification as held for sale. The Company determined that the carrying value of the building and related improvements was greater than the fair value less costs to sell and recognized a $0.1 million impairment loss in the year ended December 31, 2025. Property and equipment in the above table includes building and land amounts classified as held for sale with a carrying value of $0.3 million. As of December 31, 2025, the Company continues to actively market the asset and expects to sell the asset within one year.

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
For the goodwill impairment test performed on December 1, 2025, only two of the Company's four reporting units had remaining goodwill balances. The Company elected to qualitatively review both reporting units for events and circumstances which would indicate whether it was more than likely than not reporting unit fair values were below carrying values. The qualitative assessment did not identify any indicators of impairment, and accordingly, no further impairment assessments were necessary.
For the goodwill impairment test performed on December 1, 2024, the Company elected different approaches based on the circumstances surrounding each reporting unit. Of the Company's four reporting units, only three had remaining goodwill balances. The Company elected to qualitatively review one reporting unit for events and circumstances which would indicate whether it was more than likely than not reporting unit fair values were below carrying values. The qualitative assessment did not identify any indicators of impairment, and accordingly, no further impairment assessments were necessary. For the remaining two reporting units, the Company elected to bypass the qualitative assessment and proceed directly to a quantitative assessment. The fair value of each reporting unit was primarily determined using the income approach, which discounts estimated future cash flows to present value using an appropriate rate of return. Multiples of earnings based on the average of historical, published multiples of earnings of comparable entities with similar operations and economic characteristics are also used in developing estimated fair values. The estimated fair value of each reporting

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unit was compared to each respective carrying amount, and, as a result of changes to the business and future projections, the Company recorded a goodwill impairment loss of $5.9 million for the year ended December 31, 2024.
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
The changes in goodwill, including the impairments discussed above, by segment for the years ended December 31, 2025 and 2024 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$5,920	$1,605	$7,525
Impairment	(5,920)	—	(5,920)
Balance as of December 31, 2024	—	1,605	1,605
Acquisitions and measurement period adjustments	475	—	475
Balance as of December 31, 2025	$475	$1,605	$2,080
Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million, $131.9 million and $125.9 million as of December 31, 2025, 2024, and 2023, respectively.
The changes in intangible assets, including the impairments discussed above, by segment for the years ended December 31, 2025 and 2024 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2023	$13,501	$2,679	$16,180
Amortization	(5,885)	(781)	(6,666)
Impairment	(735)	—	(735)
Balance as of December 31, 2024	6,881	1,898	8,779
Amortization	(5,221)	(702)	(5,923)
Acquisitions	470	—	470
Balance as of December 31, 2025	$2,130	$1,196	$3,326

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 6, 2025, the Company purchased substantially all of the assets of Hydro Generation Inc. (referred to as "Viagrow"), a domestic supplier of gardening and hydroponic equipment. The acquisition related assets in the preceding tables represent the estimated fair values of goodwill and identified intangible assets. As of December 31, 2025, the Company has finalized its purchase price allocation. Refer to Note 13, Acquisitions, for additional information regarding the Viagrow acquisition.
Intangible assets on the Company's Consolidated Balance Sheets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(26,764)	$1,026	$27,790	$(21,908)	$5,882
Customer relationships	13,339	(11,040)	2,299	12,869	(9,974)	2,895
Non-competes	860	(859)	1	860	(858)	2
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Patents, trademarks	69	(69)	—	69	(69)	—
Total	$43,194	$(39,868)	$3,326	$42,724	$(33,945)	$8,779
Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $5.9 million, $6.7 million and $8.7 million, respectively. Future amortization expense as of December 31, 2025 was as follows:

2026	$2,067
2027	817
2028	135
2029	77
2030	52
Thereafter	178
Total	$3,326

7. INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to U.S. federal income tax law. The OBBBA made permanent or modified several provisions originally enacted under the Tax Cuts and Jobs Act of 2017, and introduced new rules affecting both domestic and international tax regimes. Under ASC 740, the effects of new tax legislation are recognized in the period that includes the enactment date. The Company has evaluated the provisions of the OBBBA and their impact on its financial statements as of the enactment date, in accordance with ASC 740. The legislation did not have a material impact on the Company's income tax expense or effective income tax rate for the year ended December 31, 2025. The ultimate impact of the OBBBA on the Company’s tax position and financial statements will depend on future guidance, the Company’s actual results, and potential changes in state tax conformity.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's income is derived solely from operations in the in the United States. The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
Federal	$—	$—	$(115)
State	191	158	147
Deferred tax (benefit):
Federal	—	—	—
State	—	—	—
Provision for income taxes	$191	$158	$32
The tax effects of temporary differences that gave rise to the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses and attributes carryovers	$31,800	$24,897
Deferred right-of-use lease liabilities	7,420	9,750
Share-based compensation	88	586
Accumulated depreciation and amortization	29,929	31,804
Capitalized research costs	280	397
Accruals and other	2,638	2,039
Total deferred tax assets	72,155	69,473
Deferred tax liabilities:
Deferred right-of-use lease assets	(6,809)	(9,071)
Total deferred tax liabilities	(6,809)	(9,071)
Net deferred tax asset	65,346	60,402
Valuation allowance	(65,346)	(60,402)
Net deferred tax asset after valuation allowance	$—	$—
The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2025 was an increase of $4.9 million.
As of December 31, 2025, the Company had cumulative federal net operating losses of $126.8 million, which have an indefinite carryforward period. As of December 31, 2025 and 2024, the Company had cumulative state net operating loss carryforwards of $100.7 million and $81.6 million, respectively. State net operating loss carryforwards will begin to expire in calendar year 2035.
In certain circumstances, due to ownership changes, the Company’s net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code ("IRC"). The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382, or whether there have been ownership changes since the Company's formation due to the complexity of cost associated with such a study. The Company estimates that if

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
such a change did occur, the federal and state net operating loss carryforwards that can be utilized in the future could be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership change limitations.
The Company has assessed potential limitations on its tax attributes and has assigned a full valuation allowance against them as of December 31, 2025.
A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year ended December 31,
	2025
	(in thousands)	Percent
Tax at U.S. Statutory Rate	$(4,976)	21%
State and Local Income Taxes, Net of Federal Benefit (1)	1,533	(6)%
Changes in Valuation Allowances	3,121	(13)%
Nondeductible items	164	(1)%
Other items adjustments	349	(1)%
Effective Tax Rate	$191	—%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California and Michigan.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21%	21%
State and local income taxes (net of federal tax benefit)	3%	4%
Share-based compensation	—%	(1)%
Valuation allowance	(22)%	(24)%
Other	(2)%	—%
Effective income tax rate	—%	—%
The amounts of cash income taxes paid by the Company during the year ended December 31, 2025 were as follows:

Year ended December 31,
2025
State and local	$141
Income taxes, net of amounts refunded	$141
The Company paid $0.1 million of cash for income taxes during each of the years ended December 31, 2024 and 2023.
Uncertain Tax Benefits
The Company has not identified any uncertain tax positions as of December 31, 2025. The Company recognizes interest and penalties accrued related to uncertain tax benefits in the income tax provision. There were no interest and penalties included in other long-term liabilities on the accompanying Consolidated Balance Sheets for years ended December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. No tax years for the Company are currently under examination by the IRS or state and local tax authorities for income tax purposes. Generally, the Company's 2022 through 2024 fiscal years remain open for examination and assessment. For

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
various states, the examination and assessment remain open for 2020 through 2024. Years prior to 2020 remain open solely for purpose of examination of the Company's loss and credit carryforwards.
8. LEASES
The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	December 31,
	2025	2024
Operating lease right-of-use assets, net	$27,050	$34,453

Current maturities of operating lease liabilities	6,455	7,398
Operating lease liabilities, net of current maturities	23,022	29,633
Total lease liabilities	$29,477	$37,031
The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term	4.9 years	5.5 years
Weighted average discount rate	6.1%	6.2%
The components of lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$8,971	$9,880	$11,248
Variable lease costs	1,959	2,126	2,559
Short-term lease costs	341	373	268
Sublease income	(1,777)	(1,420)	(1,148)
Total operating lease costs	$9,494	$10,959	$12,927
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
Future maturities of the Company's operating lease liabilities and receipts from subleases as of December 31, 2025 were as follows:

	Lease Payments	Sublease Receipts
2026	$8,017	$(2,175)
2027	6,476	(2,332)
2028	6,032	(2,533)
2029	5,402	(2,619)
2030	4,911	(2,309)
Thereafter	3,259	(1,383)
Total lease payments (receipts)	34,097	$(13,351)
Less: imputed interest	(4,620)
Operating lease liabilities as of December 31, 2025	$29,477

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental and other information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$9,138	$10,024	$11,139

9. SHARE-BASED PAYMENTS
Equity Incentive Plans Overview
The Company maintains a long-term incentive plan, the Second Amended and Restated 2018 Equity Incentive Plan (collectively with all amendments referred to as the "2018 Plan"), for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The plan, which is administered by the Board, allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards"). The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards.
On January 7, 2018, the Board adopted the 2018 Equity Incentive Plan, which was approved by shareholders on April 20, 2018. On February 7, 2020, the Board approved the amendment and restatement of the 2018 Equity Incentive Plan to increase the number of shares issuable thereunder from 2.5 million to 5.0 million, and the amendment was approved by the shareholders on May 11, 2020. On April 22, 2024, the Board approved another amendment to increase the number of shares issuable thereunder from 5.0 million to 6.5 million, which was approved by shareholders on June 20, 2024. As of December 31, 2025, there were 1.2 million shares available for issuance under the 2018 Plan.
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
Share-Based Compensation
The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards made to employees, non-employee members of the Board, and consultants of the Company, including stock options and restricted stock units. The following table presents share-based compensation expense for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
	2025	2024	2023
Restricted stock units	$1,513	$2,421	$3,171
As of December 31, 2025, the Company had $1.7 million of unamortized share-based compensation for share-based awards, which are expected to be recognized over a weighted average period of 1.9 years.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted stock unit activity for the year ended December 31, 2025 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,403	$2.57
Granted	623	$1.30
Vested	(717)	$2.55
Forfeited	(173)	$2.33
Nonvested as of December 31, 2025	1,136	$1.92
The weighted-average grant-date fair value per restricted stock unit granted during the years ended December 31, 2025, 2024 and 2023 was $1.30, $2.14 and $3.73, respectively.
10. EARNINGS PER SHARE
The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted loss per share computation for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Net loss	$(24,046)	$(49,510)	$(46,496)
Weighted average shares outstanding, basic	59,671	60,176	61,181
Effect of dilutive outstanding restricted stock units and stock options	—	—	—
Weighted average shares outstanding, diluted	59,671	60,176	61,181
Basic loss per share	$(0.40)	$(0.82)	$(0.76)
Diluted loss per share	$(0.40)	$(0.82)	$(0.76)
Diluted loss per share calculations for the years ended December 31, 2025, 2024 and 2023 excluded 5.9 thousand, 0.5 million, and 0.6 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive, respectively. Diluted loss per share calculations for the years ended December 31, 2025, 2024 and 2023 excluded 1.3 million, 0.9 million and 1.0 million non-vested restricted stock units that would have been anti-dilutive, respectively.
11. STOCKHOLDERS' EQUITY
On March 20, 2024, the Board authorized a share repurchase program, whereby the Company could repurchase up to $6.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 1, 2024, and, as of December 31, 2024, the Company completed all purchases available under the stock repurchase program. This share repurchase program was intended to enhance long-term shareholder value. The program did not obligate the Company to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases was dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program could be amended, suspended, or discontinued at any time by the Company.
During the year ended December 31, 2024, the Company repurchased 2.5 million shares of common stock at an average price of $2.38 per share, exclusive of incremental direct costs. The Company retired all 2.5 million shares of treasury stock

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired under the share repurchase program during the year ended December 31, 2024. The shares were returned to the status of authorized but unissued shares.
12. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan's eligibility requirements and provides for an employee elective contribution. The Company made immaterial matching contributions to the plan in the years ended December 31, 2025 and 2024, and matching contributions of $0.6 million in the year ended December 31, 2023.
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
During the year ended December 31, 2025, the Company recognized measurement period adjustments of $0.5 million resulting in a reduction to estimated fair value of acquired intangible assets and an increase to deferred equity compensation payments in excess of the initial holdback liability. As a result of this measurement period adjustments, the Company increased acquired goodwill, which represents the expected value of organic growth and an opportunity for the Company to expand into a new market. There were no measurement period adjustments during the years ended December 31, 2024 and 2023.
All transaction costs are expensed as incurred and recorded in Selling, general and administrative expense in the Consolidated Statements of Operations. Acquisition costs were less than $0.1 million for the years ended December 31, 2025 and 2023. The Company incurred no acquisition costs in the year ended December 31, 2024.
2025 Acquisitions
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

The total consideration transferred for the purchase of Viagrow was $1.3 million including cash paid and common stock issued on the date of acquisition, with certain additional amounts to be paid in future periods. The purchase price included deferred equity consideration, which was issued in the fourth quarter of 2025 upon settling discrepancies of net assets acquired, and contingent consideration, which is to be paid in cash over three years dependent on the achievement of certain performance goals. As of December 31, 2025, the Company has finalized its purchase price allocation.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below details the acquisition-date fair value of consideration transferred and the purchase price allocation of acquired net assets during the year December 31, 2025.

Viagrow
Consideration
Cash	$1,013
Common stock	109
Contingent consideration	83
Deferred equity consideration	50
Total consideration	1,255

Assets and liabilities acquired
Inventory	275
Prepaids and other current assets	10
Property and equipment	41
Intangible assets	470
Goodwill	475
Customer deposits	(16)
Total	$1,255

The following table represents the estimated fair value of identified intangible assets and the related estimated remaining useful lives.

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$470	9.0 years

The following table represents the revenue and earnings included in the Consolidated Statement of Operations from the date of acquisition for the year ended December 31, 2025.

Viagrow
Net sales	$714
Net loss	$(134)

The following table represents the pro forma Condensed Consolidated Statement of Operations as if the acquisition was completed on January 1, 2024.

	Year ended December 31,
(Unaudited)	2025	2024
Net sales	$163,015	$191,520
Net loss	$(23,740)	$(49,568)

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	SGS	Other	Total
Acquisition date	May 23, 2023
Net sales	$2,040	3,167	5,207
Net income (loss)	$41	(40)	1
The following represents the pro forma Consolidated Statement of Operations as if the acquisitions had been included in the consolidated results of the Company for the entire period for the year ended December 31, 2023.

Year ended December 31,
(Unaudited)	2023
Net sales	$228,032
Net loss	$(46,524)

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. RELATED PARTIES
The Company has engaged with a firm that employs an immediate family member of an officer of the Company as partner. The firm provides certain legal services. Amounts paid to that firm in total were $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023, there was an immaterial amount outstanding due to the firm.

15. SEGMENTS
The Company has two operating segments, each its own reportable segment, based on its major lines of business: the Cultivation and Gardening segment, composed of the Company's hydroponic and organic gardening business; and the Storage Solutions segment, composed of the Company's benching, racking, and storage solutions business.
In addition to sales by operating segment, which represent the Company's principal lines of business, the chief operating decision maker ("CODM") evaluates the Company's operations by regularly reviewing sales by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. The profit measure that is evaluated for each reportable segment is based on segment income from operations with identifiable expenses allocated to each reporting unit from which the expense line item was derived.
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
Disaggregated revenue by segment is presented in the following tables:

	Year ended December 31,
Net sales	2025	2024	2023
Cultivation and Gardening
Proprietary brand sales	$43,986	$39,528	$36,473
Non-proprietary brand sales	90,252	123,982	157,991
Total Cultivation and Gardening	134,238	163,510	194,464
Storage Solutions
Commercial fixture sales	27,503	25,356	31,418
Total Storage Solutions	27,503	25,356	31,418
Total	$161,741	$188,866	$225,882

	Year ended December 31,
Net sales	2025	2024	2023
Cultivation and Gardening
Consumables	$96,470	$118,088	$139,431
Durables	37,768	45,422	55,033
Total Cultivation and Gardening	134,238	163,510	194,464
Storage Solutions
Durables	27,503	25,356	31,418
Total Storage Solutions	27,503	25,356	31,418
Total	$161,741	$188,866	$225,882

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Selected disaggregated information by segment, including significant segment expenses, is presented in the following tables for the years ended:

	Year ended December 31, 2025
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$134,238	$27,503	$161,741
Cost of sales	102,045	16,421	118,466
Gross profit	32,193	11,082	43,275
Operating expenses
Store operations and other operational expenses:
Employee costs	9,499	2,876	12,375
Facilities	10,256	1,450	11,706
External service providers	490	52	542
Other segment items (1)	5,255	854	6,109
Total store operations and other operational expenses	25,500	5,232	30,732

Segment income from operations	6,693	5,850	12,543

Other corporate operating expenses
Selling, general, and administrative			26,266
Estimated credit losses			437
Depreciation and amortization			11,295
Impairment loss			130
Total other corporate expenses			38,128

Loss from operations			(25,585)
Other income			1,730
Net loss before taxes			$(23,855)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$163,510	$25,356	$188,866
Cost of sales	131,346	13,798	145,144
Gross profit	32,164	11,558	43,722
Operating expenses
Store operations and other operational expenses:
Employee costs	13,720	3,007	16,727
Facilities	12,850	1,270	14,120
External service providers	1,127	89	1,216
Other segment items (1)	7,246	889	8,135
Total store operations and other operational expenses	34,943	5,255	40,198

Segment (loss) income from operations	(2,779)	6,303	3,524

Other corporate operating expenses
Selling, general, and administrative			29,243
Estimated credit recoveries			(58)
Depreciation and amortization			19,436
Impairment loss			6,875
Total other corporate expenses			55,496

Loss from operations			(51,972)
Other income			2,620
Net loss before taxes			$(49,352)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$194,464	$31,418	$225,882
Cost of sales	147,060	17,564	164,624
Gross profit	47,404	13,854	61,258
Operating expenses
Store operations and other operational expenses:
Employee costs	18,208	2,962	21,170
Facilities	14,145	1,057	15,202
External service providers	1,290	61	1,351
Other segment items (1)	9,496	863	10,359
Total store operations and other operational expenses	43,139	4,943	48,082

Segment income from operations	4,265	8,911	13,176

Other corporate operating expenses
Selling, general, and administrative			29,799
Estimated credit losses			955
Depreciation and amortization			16,607
Impairment loss			15,659
Total other corporate expenses			63,020

Loss from operations			(49,844)
Other income			3,380
Net loss before taxes			$(46,464)

(1) Other segment items for each reportable segment include marketing costs, travel expenses, transaction fees, and other miscellaneous expenses.
The Company does not evaluate segments by assets or capital expenditures as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.
Customer and supplier concentrations
No customer accounted for more than 10% of the Company's sales for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the loss of any supplier or vendor would not have a severe impact on the Company's business.
16. COMMITMENTS AND CONTINGENCIES
Legal Matters

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including the initiation and defense of proceedings related to contract and employment disputes. In accordance with ASC 450, Contingencies, the Company regularly evaluates the status of its legal proceedings and establishes a liability for litigation and loss contingencies when information related to those contingencies show both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Due to the unpredictable nature of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time is normally difficult to ascertain. Legal and loss contingency accruals are recorded within Accrued liabilities on the Consolidated Balance Sheets and within Selling, general, and administrative expense in the Consolidated Statements of Operations.

During the year ended December 31, 2025, the Company was engaged in two ongoing legal matters related to a California employment class action dispute and a vendor contract dispute resulting in a loss contingency accruals of $1.1 million.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
It is the Company's opinion that the legal proceedings disclosed above, in addition to the other legal proceedings and claims in which the Company has been involved, individually and in the aggregate are not expected to have a material adverse effect on its financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company's financial condition, results of operations or cash flows. The Company believes that its assessment of contingencies is reasonable and that the related accruals, in the aggregate, are adequate; however, there can be no assurance that the final resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.
Indemnifications
In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2025, the Company did not have any liabilities associated with indemnities.
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
The Company substantially completed its restructuring activities as of March 31, 2025. Overall, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million, and $2.4 million, were incurred during the years ended December 31, 2025 and 2024, respectively. These costs are presented on the Consolidated Statements of Operations in the following table. The Company does not expect to incur significant additional restructuring and restructuring-related costs in future periods.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2025	2024
Cultivation and Gardening segment:
Cost of sales(1)	$—	$1,048
Gross profit	—	(1,048)
Store operations and other operational expenses(2)	765	842
Restructuring costs in segment income from operations	(765)	(1,890)
Corporate expenses:
Selling, general, and administrative(3)	376	205
Impairment loss(4)	—	220
Other expense (income)(5)	—	50
Total restructuring and restructuring related activities	$(1,141)	$(2,365)

(1) Includes inventory disposal costs
(2) Costs consist primarily of property and equipment disposals, lease contract termination costs and employee termination benefits
(3) Costs consist of corporate operational and administrative contract terminations and employee termination benefits
(4) Consists of asset impairments for operating lease right-of-use assets
(5) Includes non-operating losses related to retail location closures
In conjunction with the Company's restructuring activities related to operational and administrative improvements, the Company reassessed and shortened the estimated useful life of certain capitalized software assets, which resulted in a $5.3 million increase to depreciation and amortization expense related to property and equipment in the year ended December 31, 2024. These capitalized software assets became fully amortized and were retired during the year ended December 31, 2025.
The liabilities associated with restructuring costs were included in Accrued liabilities and Payroll and payroll tax liabilities on the Consolidated Balance Sheets. Activities related to liabilities incurred under the restructuring plan were as follows:

	Retail Location Closures	Termination Benefits	Other Associated Costs	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Additions	715	317	65	1,097
Payments and other adjustments	(600)	(308)	(65)	(973)
Balance as of December 31, 2024	$115	$9	$—	$124
Additions	765	—	—	765
Payments and other adjustments	(880)	(9)	—	(889)
Balance as of December 31, 2025	$—	$—	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 was previously reported in our Current Report on Form 8-K that was filed with the SEC on July 14, 2025.

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

As of December 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). As a result of this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the criteria established in the COSO Framework.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting - Storage Solutions Segment

Management previously concluded that internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness related to (i) segregation of duties conflicts, (ii) inadequate monitoring controls, and (iii) insufficient information technology general controls within the Storage Solutions segment (MMI), which operated on a stand-alone Navision ERP system. These conditions created a reasonable possibility that material misstatements would not be prevented or detected on a timely basis.

During fiscal year 2025, management executed a comprehensive remediation plan to address the underlying causes of the material weakness. Key remediation actions included:

•Migrating MMI from Navision to NetSuite, the Company’s integrated ERP and general ledger platform, on August 4, 2025, using established system development life cycle protocols.
•Eliminating administrative access previously assigned to operational personnel and implementing appropriate user-role restrictions.
•Performing a segregation-of-duties review and aligning all MMI access rights with corporate segregation-of-duties standards.
•Centralizing MMI accounts payable, accounts receivable, and accounting functions within the Company’s shared services structure.
•Designing and implementing information technology general controls, application controls, and business-process controls applicable to MMI operations within the NetSuite environment.

Management evaluated the design and operating effectiveness of these controls and concluded that the previously reported material weakness was remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, except for the remediation of the material weakness discussed above, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406, and 407 (c)(3), (d)(4), and (d)(5) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated into this Annual Report on Form 10-K by reference to the Company's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days following December 31, 2025.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Filed herewith)
10.1
GrowGeneration Corp. Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.2
Form of GrowGeneration Corp. Stock Option Agreement in connection with the Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for fiscal year ended December 31, 2019 as filed on March 27, 2020)

10.3
Employment Agreement dated September 30, 2024, between GrowGeneration Corp. and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 30, 2024)

10.4
Employment Agreement dated September 30, 2024, between GrowGeneration Corp. and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on September 30, 2024)

10.5
Employment Agreement, dated December 29, 2025, between GrowGeneration Corp. and Gregory Sanders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on December 30, 2025)

10.6
Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Darren Lampert (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed on August 8, 2024)

10.7
Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Michael Salaman (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed on August 8, 2024)

10.8
Form of Long-Term Incentive Agreement dated April 22, 2024 between GrowGeneration Corp and Gregory Sanders (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed on August 8, 2024)

16.1
Letter of Grant Thornton LLP, regarding the change in the Registrant’s certifying accountant, dated July 11, 2025 (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K as filed on July 14, 2025)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K as filed on March 13, 2025)
21.1	List of Subsidiaries of GrowGeneration Corp. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K as filed on March 13, 2025)
23.1	Consent of BDO USA, P.C. (Filed herewith)
23.2	Consent of Grant Thornton, LLP (Filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer (Filed herewith.)
32.1	Section 1350 Certification of Principal Executive Officer (Filed herewith.)
32.2	Section 1350 Certification of Principal Financial and Accounting Officer (Filed herewith.)
97	Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K as filed on March 13, 2025)
101.INS	XBRL Instance Document (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition (Filed herewith.)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2026.

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

Person	Capacity	Date

/s/ Darren Lampert	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2026
Darren Lampert

/s/ Gregory Sanders	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2026
Gregory Sanders

/s/ Michael Salaman	President and Director	March 20, 2026
Michael Salaman

/s/ Stephen Aiello	Director	March 20, 2026
Stephen Aiello

/s/ Starlett Carter	Director	March 20, 2026
Starlett Carter

/s/ Eula Adams	Director	March 20, 2026
Eula Adams