Form 10-Q
period 2026-03-31
GrowGeneration Corp.
filed 2026-05-12
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 001-39146

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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2026 there were 60,090,905 shares of the registrant's common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,679	$30,406
Marketable securities	19,440	15,658
Accounts receivable, net of allowance for credit losses of $2,142 and $2,109 at March 31, 2026 and December 31, 2025, respectively	13,999	10,668
Notes receivable, current, net of allowance for credit losses of $196 and $214 at March 31, 2026 and December 31, 2025, respectively	495	507
Inventory	36,953	38,776
Prepaid income taxes	60	60
Prepaid and other current assets	7,062	7,672
Total current assets	99,688	103,747

Property and equipment, net	9,034	9,795
Operating lease right-of-use assets, net	25,191	27,050
Intangible assets, net	2,569	3,326
Goodwill	2,080	2,080
Other assets	1,016	1,042
TOTAL ASSETS	$139,578	$147,040
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,582	$8,775
Accrued liabilities	3,857	3,269
Payroll and payroll tax liabilities	1,858	2,589
Customer deposits	2,643	4,015
Sales tax payable	840	872
Current maturities of operating lease liabilities	5,831	6,455
Total current liabilities	24,611	25,975

Operating lease liabilities, net of current maturities	21,627	23,022
Other long-term liabilities	508	544
Total liabilities	46,746	49,541
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 60,090,905 and 60,090,905 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	60	60
Additional paid-in capital	377,383	377,128
Accumulated deficit	(284,611)	(279,689)
Total stockholders' equity	92,832	97,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,578	$147,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$38,391	$35,703
Cost of sales (exclusive of depreciation and amortization shown below)	28,651	25,996
Gross profit	9,740	9,707

Operating expenses:
Store operations and other operational expenses	6,401	8,792
Selling, general, and administrative	6,926	7,112
Estimated credit losses	67	92
Depreciation and amortization	1,611	3,585
Total operating expenses	15,005	19,581

Loss from operations	(5,265)	(9,874)

Other income:
Interest income	324	497
Total other income	324	497

Net loss before income taxes	(4,941)	(9,377)

Benefit for income taxes	19	—

Net loss	$(4,922)	$(9,377)

Net loss per share, basic	$(0.08)	$(0.16)
Net loss per share, diluted	$(0.08)	$(0.16)

Weighted average shares outstanding, basic	60,090,905	59,441,330
Weighted average shares outstanding, diluted	60,090,905	59,441,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	60,090,905	$60	$377,128	$(279,689)	$97,499
Share-based compensation	—	—	255	—	255
Net loss	—	—	—	(4,922)	(4,922)
Balance as of March 31, 2026	60,090,905	$60	$377,383	$(284,611)	$92,832

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	59,402,628	$59	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	84,849	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	(60)	—	(60)
Share-based compensation	—	—	503	—	503
Net loss	—	—	—	(9,377)	(9,377)
Balance as of March 31, 2025	59,487,477	$59	$376,120	$(265,020)	$111,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,922)	$(9,377)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,611	3,585
Share-based compensation	255	503
Estimated credit losses	67	92
Loss on asset disposition	22	658
Change in value of marketable securities	(133)	(234)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable	(3,386)	333
Inventory	1,823	(1,834)
Prepaid expenses and other assets	636	1,613
Accounts payable and accrued liabilities	1,310	1,600
Operating leases	(160)	(176)
Payroll and payroll tax liabilities	(731)	(634)
Customer deposits	(1,372)	(54)
Sales tax payable	(32)	96
Other	(36)	—
Net cash and cash equivalents used in operating activities	(5,048)	(3,829)
Cash flows from investing activities:
Purchase of marketable securities	(4,718)	(7,186)
Maturities of marketable securities	1,069	16,568
Purchase of property and equipment	(88)	(237)
Proceeds from disposals of assets	58	15
Net cash and cash equivalents (used in) provided by investing activities	(3,679)	9,160
Cash flows from financing activities:
Common stock withheld for employee payroll taxes	—	(60)
Net cash and cash equivalents used in financing activities	—	(60)
Net (decrease) increase in cash and cash equivalents	(8,727)	5,271
Cash and cash equivalents at the beginning of period	30,406	27,471
Cash and cash equivalents at the end of period	$21,679	$32,742

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Purchase of property and equipment in accounts payable and accrued liabilities	$85	$5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

As of March 31, 2026, GrowGeneration has 19 retail locations across 9 states in the U.S. The Company also operates an online superstore at growgeneration.com, as well as a wholesale distribution business for resellers and mass-market retailers, and a benching, racking, and storage solutions business, Mobile Media or MMI.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K"). There were no significant changes to the Company's significant accounting policies as disclosed in the 2025 Form 10-K. The results reported in these unaudited Condensed Consolidated Financial Statements are not necessarily indicative of results for the full fiscal year.

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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. Early adoption of ASU 2025-05 is permitted and should be applied prospectively. The Company adopted ASU 2025-05 prospectively as of January 1, 2026 and adoption of the standard did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends current guidance for capitalizing internal use software costs by removing all references to prescriptive and sequential software development stages to better align with current iterative development methods. ASU 2025-06 is effective for interim and annual

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period, and ASU 2025-06 can be applied prospectively, retrospectively, or on a modified transition approach. The Company adopted ASU 2025-06 prospectively as of January 1, 2026 and adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	March 31, 2026	December 31, 2025
Cash equivalents	1	$12,937	$20,431
Marketable securities
U.S. Treasury and agency securities	2	$3,039	$3,014
Corporate bonds	2	16,401	12,644
Total marketable securities		$19,440	$15,658

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

Accounts Receivable and Contract Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable or a customer deposit. The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2026	$10,668	$4,015
Balance as of March 31, 2026	13,999	2,643
Increase (decrease)	$3,331	$(1,372)

Balance as of January 1, 2025	$7,361	$2,404
Balance as of March 31, 2025	6,936	2,350
Decrease	$(425)	$(54)

Of the total amount of customer deposits as of January 1, 2026, $2.8 million was reported as net sales during the three months ended March 31, 2026. Of the total amount of customer deposits as of January 1, 2025, $1.1 million was reported as net sales during the three months ended March 31, 2025.

Notes receivable at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Notes receivable	$691	$721
Allowance for credit losses	(196)	(214)
Notes receivable, net	$495	$507

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Vehicles	$2,537	$2,504
Building and land	1,991	1,991
Leasehold improvements	10,233	10,312
Furniture, fixtures and equipment	10,995	11,704
Capitalized software	9,342	9,155
Construction-in-progress	16	58
Total property and equipment, gross	35,114	35,724
Accumulated depreciation and amortization	(26,080)	(25,929)
Property and equipment, net	$9,034	$9,795

Depreciation and amortization expense related to property and equipment was $0.9 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization expense during the three months ended March 31, 2025 included the effects of the reassessment and shortening of estimated useful lives of certain capitalized software assets in conjunction with the Company's restructuring activities as discussed in Note 14, Restructuring. Depreciation and amortization expense related to these capitalized software assets was $0.8 million for the three months ended March 31, 2025. These capitalized software assets became fully amortized and were retired during the three months ended March 31, 2025. Refer to Note 14, Restructuring, for additional information on the restructuring activities.
During the year ended December 31, 2025, the Company concluded that a closed retail location, wholly-owned by the Company, met the criteria for classification as held-for-sale. Property and equipment in the above table includes building and land amounts classified as held-for-sale with a carrying value of $0.3 million. As of March 31, 2026, the Company continues to actively market the asset and expects to sell the asset within one year.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2025	$475	$1,605	$2,080
Acquisitions and measurement period adjustments	—	—	—
Balance as of March 31, 2026	$475	$1,605	$2,080

Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million as of March 31, 2026 and December 31, 2025.

The changes in intangible assets by segment for the three months ended March 31, 2026 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2025	$2,130	$1,196	$3,326
Amortization	(582)	(175)	(757)
Balance as of March 31, 2026	$1,548	$1,021	$2,569

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(27,250)	$540	$27,790	$(26,764)	$1,026
Customer relationships	13,339	(11,310)	2,029	13,339	(11,040)	2,299
Non-competes	860	(860)	—	860	(859)	1
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Patents, trademarks	69	(69)	—	69	(69)	—
Total	$43,194	$(40,625)	$2,569	$43,194	$(39,868)	$3,326

Amortization expense was $0.8 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

Future amortization expense as of March 31, 2026 was as follows:

2026 (remainder of the year)	$1,310
2027	817
2028	135
2029	77
2030	52
Thereafter	178
Total	$2,569

7. INCOME TAXES

For the three months ended March 31, 2026 and 2025, the effective tax rate was (0.4)% and 0.0%, respectively. The effective tax rate for each of the three months ended March 31, 2026 and 2025 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of March 31, 2026, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	$25,191	$27,050

Current maturities of operating lease liabilities	$5,831	$6,455
Operating lease liabilities, net of current maturities	21,627	23,022
Total lease liabilities	$27,458	$29,477

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	March 31,
	2026	2025
Weighted average remaining lease term	4.8 years	5.4 years
Weighted average discount rate	6.1%	6.2%

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The components of lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$2,011	$2,292
Variable lease costs	616	153
Short-term lease costs	40	88
Sublease income	(634)	(380)
Total operating lease costs	$2,033	$2,153

Future maturities of the Company's operating lease liabilities and receipts from subleases as of March 31, 2026 were as follows:

	Lease Payments	Sublease Receipts
2026 (remainder of the year)	$5,671	$(1,636)
2027	6,360	(2,332)
2028	6,032	(2,533)
2029	5,402	(2,619)
2030	4,911	(2,309)
Thereafter	3,259	(1,383)
Total lease payments (receipts)	$31,635	$(12,812)
Less: imputed interest	(4,177)
Operating lease liability as of March 31, 2026	$27,458

Supplemental and other information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,018	$2,358

9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted loss per share computation for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,922)	$(9,377)
Weighted average shares outstanding, basic	60,090,905	59,441,330
Effect of dilutive outstanding restricted stock units and stock options	—	—
Weighted average shares outstanding, diluted	60,090,905	59,441,330
Basic loss per share	$(0.08)	$(0.16)
Diluted loss per share	$(0.08)	$(0.16)

Diluted loss per share calculations for the three months ended March 31, 2026 and 2025 excluded 1.1 million and 1.4 million non-vested restricted stock units that would have been anti-dilutive, respectively. In addition, diluted loss per share calculations for the three months ended March 31, 2025, excluded 17 thousand shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

10. SHARE-BASED PAYMENTS

The Company maintains a long-term incentive plan, the Second Amended and Restated 2018 Equity Incentive Plan (collectively with all amendments referred to as the "2018 Plan"), for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The 2018 Plan, which is administered by the Board, allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards"). The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards.

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards, primarily restricted stock units, made to employees, non-employee members of the Board, and consultants of the Company. The Company recorded share-based compensation expense of $0.3 million and $0.5 million in the three months ended March 31, 2026 and 2025, respectively.

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

Restricted stock unit activity for the three months ended March 31, 2026 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,045,584	$2.01
Granted	80,000	$1.27
Forfeited	(25,000)	$3.35
Nonvested as of March 31, 2026	1,100,584	$1.92

During the three months ended March 31, 2025, 244 thousand restricted stock units were granted at a weighted average grant date fair value of $1.26. As of March 31, 2026, the Company had approximately $1.5 million of unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.8 years.

11. STOCKHOLDERS' EQUITY

On February 24, 2026, the Board authorized a share repurchase program, whereby the Company could repurchase up to $10.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. Repurchases under the program can commence on April 24, 2026 and may continue for up to two years. The program does not obligate the Company to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases is dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program may be amended, suspended, or discontinued at any time.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including the initiation and defense of proceedings related to contract and employment disputes. In accordance

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
with ASC 450, Contingencies, the Company regularly evaluates the status of its legal proceedings and establishes a liability for litigation and loss contingencies when information related to those contingencies show both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Due to the unpredictable nature of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time is normally difficult to ascertain. Legal and loss contingency accruals are recorded within Accrued liabilities on the Condensed Consolidated Balance Sheets and within Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company has been engaged in two legal matters related to a California employment class action dispute and a vendor contract dispute. As of March 31, 2026, the Company has recorded cumulative loss contingencies of approximately $1.6 million related to these matters. No loss contingency accruals were recorded in the three months ended March 31, 2026 or March 31, 2025. The Company continues to evaluate these matters and, while an additional loss is reasonably possible, the Company is unable to estimate a range of potential additional loss, if any.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2026, the Company did not have any liabilities associated with indemnities.

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
In addition to sales by operating segment, which represent the Company's principal lines of business, the chief operating decision maker ("CODM") evaluates the Company's operations by regularly reviewing sales by major product line, including proprietary brands, non-proprietary brands, and commercial fixtures, and by product type, including consumable and durable products. The profit measure that is evaluated for each reportable segment is based on income from operations with identifiable expenses allocated to each reporting unit from which the expense line item was derived.
The CODM compares actual results to prior year and current year budgeted income statements to identify areas for improvement and make capital allocation decisions. The CODM uses gross profit measures to evaluate pricing decisions and product mix, also reviewing proprietary brand versus non-proprietary brand sales to assess the Company’s progress with key performance initiatives.. The Company's CODM is the chief executive officer.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Disaggregated revenue by segment is presented in the following tables.

	Three Months Ended March 31,
Net sales	2026	2025
Cultivation and Gardening
Proprietary brand sales	$11,803	$9,883
Non-proprietary brand sales	20,094	21,028
Total Cultivation and Gardening	31,897	30,911
Storage Solutions
Commercial fixture sales	6,494	4,792
Total Storage Solutions	6,494	4,792
Total	$38,391	$35,703

	Three Months Ended March 31,
Net sales	2026	2025
Cultivation and Gardening (1)
Consumables	$23,002	$23,434
Durables	8,895	7,477
Total Cultivation and Gardening	31,897	30,911
Storage Solutions
Durables	6,494	4,792
Total Storage Solutions	6,494	4,792
Total	$38,391	$35,703
(1) During the first quarter of 2026, the Company internally began viewing certain items' product type designations (i.e., consumable or durable) differently. Comparative prior period disclosures have been reclassified to conform to the current period segment presentation.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Selected disaggregated information by segment, including significant segment expenses, is presented in the following tables for the three months ended:

	Three Months Ended March 31, 2026
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$31,897	$6,494	$38,391
Cost of sales	24,729	3,922	28,651
Gross profit	7,168	2,572	9,740
Operating expenses
Store operations and other operational expenses:
Employee costs	1,942	736	2,678
Facilities	2,034	405	2,439
External service providers	68	17	85
Other segment items (1)	1,035	164	1,199
Total store operations and other operational expenses	5,079	1,322	6,401

Segment income from operations	2,089	1,250	3,339

Other corporate operating expenses
Selling, general, and administrative			6,926
Estimated credit losses			67
Depreciation and amortization			1,611
Total other corporate expenses			8,604

Loss from operations			(5,265)
Other income			324
Net loss before taxes			$(4,941)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	Three Months Ended March 31, 2025
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$30,911	$4,792	$35,703
Cost of sales	23,007	2,989	25,996
Gross profit	7,904	1,803	9,707
Operating expenses
Store operations and other operational expenses:
Employee costs	2,661	747	3,408
Facilities	2,756	394	3,150
External service providers	95	14	109
Other segment items (1)	1,857	268	2,125
Total store operations and other operational expenses	7,369	1,423	8,792

Segment income from operations	535	380	915

Other corporate operating expenses
Selling, general, and administrative			7,112
Estimated credit losses			92
Depreciation and amortization			3,585
Total other corporate expenses			10,789

Loss from operations			(9,874)
Other income			497
Net loss before taxes			$(9,377)

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The Company substantially completed its restructuring activities and had no remaining liability associated with restructuring costs as of March 31, 2025. The Company incurred no costs related to restructuring activities during the three months ended March 31, 2026 and does not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million were incurred during the three months ended March 31, 2025. These costs are presented on the Condensed Consolidated Statements of Operations in the following table.

Three Months Ended March 31,
2025
Cultivation and Gardening segment:
Store operations and other operational expenses (1)	765
Restructuring costs in segment income from operations	(765)
Corporate expenses:
Selling, general, and administrative (2)	376
Total restructuring and restructuring-related charges	$(1,141)

(1) Costs consist primarily of property and equipment disposals and lease contract termination costs for previously closed retail locations
(2) Costs consist of corporate operational and administrative contract terminations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 20, 2026. We caution readers that this Quarterly Report of GrowGeneration Corp. on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “may,” “likely,” “anticipates,” “believes,” “expects,” “estimates,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements contained in this report have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements contained in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements, except as required by federal securities laws. There may be additional risks, uncertainties, and other factors that we do not currently view as material or that are not necessarily known. Dollars in tabular format are presented in thousands unless otherwise indicated.

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

GrowGeneration sources certain proprietary branded products and components used in our Cultivation & Gardening segment, including coir substrates, nutrients, irrigation parts, and lighting components, from suppliers located in India, Mexico, China, and other jurisdictions outside the United States. Beginning in the first quarter of 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. In April 2025, the United States announced changes to its trade policy, including a 10% baseline tariff on imports and additional country-specific tariffs for select trading partners. These new measures, implemented under Executive Order 14257, under presidential authority provided by the International Emergency Economic Powers Act (“IEEPA”) and other statutory authorities, reflected a markedly more dynamic tariff environment. The policies created cost and supply chain impacts for importers and providers of international goods. These actions have resulted in cost increases for certain imported products that collectively represent less than 10% of total company cost of goods sold. We have partially offset these cost pressures through (i) improved purchasing leverage and volume-based supplier discounts, (ii) targeted price adjustments on affected product categories, and (iii) a continuing shift in sourcing toward lower-tariff regions, including the United States and Southeast Asia. We are also expanding domestic manufacturing, assembly and packaging for select proprietary brands to reduce reliance on high-tariff import categories. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. The President immediately imposed replacement tariffs under Section 122 of the Trade Act of 1974, which are temporary (150-day maximum duration, expiring in mid-July 2026, unless such period is extended by Congress), and has indicated intent to impose tariffs under other statutory authorities going forward. It is unclear at this time what impact this decision will have on our future financial results, including whether we will be able to obtain refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means. We continue to actively monitor these developments and the evolving tariff environment and its potential effects on our cost structure and supply chain. We will continue to explore and adjust our mitigation strategies as circumstances develop.

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

We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market retailers and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 19 retail locations across 9 states as of March 31, 2026. We closed four retail locations during the three months ended March 31, 2026. We continue to evaluate our retail footprint to identify cost redundancies and optimize coverage by leveraging nearby locations and our online sales platforms

Storage Solutions Segment

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

Our target customers generally include small, mid-size, and large businesses seeking vertical space-saving solutions that are custom tailored to their space and brand in an effort to maximize storage capacity or gain space in their real estate footprint. Many of our customers are involved in the construction and design industries and include retailers, general contractors, and architects involved in new constructions and remodels for retail stores and fulfillment centers. Our customer base also includes the golf industry, specifically country clubs needing to store more club bags and optimize their existing space, as well as controlled environment agriculture ("CEA") operators that cultivate indoors with vertical or rolling benching and racking.

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

As of March 31, 2025, we had substantially completed our restructuring activities, and we do not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs. During the three months ended March 31, 2025, we incurred approximately $1.1 million of restructuring and restructuring related charges as described in Note 14, Restructuring of our Notes to Condensed Consolidated Financial Statements in this report.

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

Since our founding in 2014, we have acquired or opened numerous specialty hydroponic and organic gardening center locations. Management believes that GrowGeneration has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 19 retail locations across 9 states as of March 31, 2026. We have also acquired several other types of businesses within or complementary to the hydroponic industry, such as online retailers, proprietary products, our wholesale distribution business, and our benching, racking, and storage solutions business, MMI. We regularly seek and evaluate accretive acquisition opportunities with similar or complementary businesses to those businesses we already operate, such as the acquisition of Hydro Generation Inc. (referred to as "Viagrow") on June 6, 2025, which further diversified our home gardening and hydroponic gardening proprietary brand product offerings as well as expanded our outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.

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

Operating Expenses

Operating expenses are comprised of the following components: store operations and other operational expenses; selling, general, and administrative; estimated credit losses; depreciation and amortization; and impairment losses when applicable. Store operations and other operational expenses consist primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers. Selling, general, and administrative expenses consist of corporate salaries, stock-based compensation, advertising and promotions, travel and entertainment, professional fees, insurance, and other corporate administrative costs. Selling, general, and administrative expenses as a percentage of net sales typically do not increase commensurately with an increase in net sales. Our largest expenses are generally related to employee compensation and leases, which are primarily fixed and not variable. Our advertising and marketing expenses are largely controllable and variable depending on the particular market.

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended March 31, 2026 and 2025

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2026		2025		Year-to-Year Variance
Net sales	$38,391	100.0%	$35,703	100.0%	$2,688	7.5%
Cost of sales	28,651	74.6%	25,996	72.8%	2,655	10.2%
Gross profit	9,740	25.4%	9,707	27.2%	33	0.3%
Operating expenses	15,005	39.1%	19,581	54.8%	(4,576)	(23.4)%
Loss from operations	(5,265)	(13.7)%	(9,874)	(27.7)%	4,609	46.7%
Other income	324	0.8%	497	1.4%	(173)	(34.8)%
Net loss before income taxes	(4,941)	(12.9)%	(9,377)	(26.3)%	4,436	47.3%
Benefit for income taxes	19	—%	—	—%	19	*
Net loss	$(4,922)	(12.8)%	$(9,377)	(26.3)%	$4,455	47.5%

Net Sales

Net sales for the three months ended March 31, 2026 were $38.4 million, an increase of $2.7 million or 7.5% as compared to net sales of $35.7 million for the three months ended March 31, 2025.

The increase in net sales was driven in part by our Cultivation and Gardening segment, which had net sales of $31.9 million for the three months ended March 31, 2026 compared to $30.9 million for the three months ended March 31, 2025. This increase in net sales was primarily due to improvements in durable product sales driven by increased demand for capital investments by our customers in the three months ended March 31, 2026. As a result, the ratio of consumables net sales as a percentage of Cultivation and Gardening net sales was 72.1% in the three months ended March 31, 2026, as compared to consumables net sales representing 75.8% of Cultivation and Gardening net sales in the three months ended March 31, 2025. This increase in net sales was partially offset by retail store closures, including four retail locations during three months ended March 31, 2026 and eight retail locations closed in 2025 subsequent to March 31, 2025. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended March 31, 2026 increased to 37.0% as compared to 32.0% for the three months ended March 31, 2025, largely driven by our continued strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands.

Net sales of commercial fixtures within our Storage Solutions segment increased to $6.5 million for the three months ended March 31, 2026 compared to $4.8 million for the three months ended March 31, 2025 as a result of increased demand for capital investments by our customers primarily in the retail industry.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 was $28.7 million, an increase of $2.7 million or 10.2% compared to $26.0 million for the three months ended March 31, 2025. The increase in cost of sales largely corresponds to the 7.5% increase in net sales, with cost of sales increasing at a higher rate in part due to the increased sales mix of durable products previously discussed. The remaining increase in cost of sales relates to inventory disposal costs incurred in connection with the closure of four retail locations during three months ended March 31, 2026 whereas no such costs were incurred during the three months ended March 31, 2025.

Gross Profit

Gross profit was $9.7 million for each of the three months ended March 31, 2026 and 2025. Gross profit related to the Cultivation and Gardening segment decreased $0.7 million, or 9.3%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as a result of the increased sales mix of durable products, which generally have lower margins than consumable products, as well as inventory disposal costs and inventory sales discounts incurred in connection with retail location closures during the three months ended March 31, 2026. Gross profit from our Storage Solutions segment increased $0.8 million or 42.7% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily as a result of increased sales volume and sales mix of large-scale projects.

Gross profit margin was 25.4% for the three months ended March 31, 2026, a decrease of 180 basis points from a gross profit margin of 27.2% for the three months ended March 31, 2025. The decrease in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 22.5% for the three months ended March 31, 2026 as compared to 25.6% for the three months ended March 31, 2025. This decrease was primarily driven by the increased sales mix of durable products, which generally have lower margins than consumable products, as well as additional cost of sales and inventory sales discounts incurred in the three months ended March 31, 2026. The Storage Solutions gross profit margin increased to 39.6% in the three months ended March 31, 2026 from 37.6% in the three months ended March 31, 2025, primarily as a result of the increased sales mix of large-scale projects.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, and depreciation and amortization expense. Operating expenses were $15.0 million for the three months ended March 31, 2026 and $19.6 million in the three months ended March 31, 2025, a decrease of $4.6 million or 23.4%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers, were $6.4 million for the three months ended March 31, 2026 compared to $8.8 million for the three months ended March 31, 2025, a decrease of $2.4 million or 27.2%. The decrease in store operating costs was primarily due to the eight retail locations closed during 2025 as well as the closure of four retail locations during three months ended March 31, 2026.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $8.6 million for the three months ended March 31, 2026 compared to $10.8 million for the three months ended March 31, 2025. Selling, general, and administrative costs decreased by $0.2 million or 2.6% for the three months ended March 31, 2026 primarily due to cost rationalization initiatives, which resulted in decreased corporate expenses and lower share-based compensation. Depreciation and amortization costs decreased by $2.0 million or 55.1% for the three months ended March 31, 2026, primarily as a result of asset retirements in conjunction with the restructuring plan and certain intangible assets reaching the end of their estimated useful lives.

Other Income

Other income was $0.3 million for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025, a decrease of $0.2 million or 34.8%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,922)	$(9,377)
Benefit for income taxes	(19)	—
Interest income	(324)	(497)
Depreciation and amortization	1,611	3,585
EBITDA	$(3,654)	$(6,289)
Share-based compensation	255	503
Investment income	300	519
Restructuring plan	—	1,141
Consolidation and other charges (1)	1,515	96
Adjusted EBITDA	$(1,584)	$(4,030)
(1) Consists primarily of expenditures related to legal settlements and contingencies, the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2026, we had working capital of $75.1 million compared to working capital of $77.8 million as of December 31, 2025, a decrease of $2.7 million. The decrease in working capital from December 31, 2025 to March 31, 2026 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $41.1 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

We may need additional financing through equity offerings and/or debt financings in the future to continue to expand our business consistent with our growth strategies. However, management believes that the Company has sufficient liquidity to fund operations and meet its obligations as they become due for at least the next twelve months from the date of this filing. To date we have financed our operations through the issuance of common stock, convertible notes, and warrants, as well as cash generated from operations.

Cash Flows

The following discussion sets forth the major sources and uses of cash for the three months ended March 31, 2026 and 2025.

Operating Activities

Net cash and cash equivalents used in operating activities for the three months ended March 31, 2026 was $5.0 million compared to net cash used in operating activities of $3.8 million for the three months ended March 31, 2025. The increase in cash used in operating activities was primarily related to changes in our operating assets and liabilities including the timing of cash receipts related to our accounts and notes receivables and customer deposits offset by the difference in sell through of inventory for the three months ended March 31, 2026 as compared to the build-up of inventory in three months ended March 31, 2025.

Investing Activities

Net cash and cash equivalents used in investing activities for the three months ended March 31, 2026 was $3.7 million compared to net cash provided by investing activities of $9.2 million for the three months ended March 31, 2025. Investing activities for the three months ended March 31, 2026 were primarily attributable to investment of excess cash into marketable securities of $4.7 million, and purchases of property and equipment of $0.1 million, offset by maturity of marketable securities of $1.1 million. Investing activities for the three months ended March 31, 2025 were primarily attributable to investment of excess cash into marketable securities of $7.2 million and purchases of property and equipment of $0.2 million, offset by maturity of marketable securities of $16.6 million.

Financing Activities

There were no cash financing activities for the three months ended March 31, 2026. Net cash and cash equivalents used in financing activities for the three months ended March 31, 2025 was $0.1 million and was attributable to common stock withheld for employee payroll taxes.

Critical Accounting Policies, Judgments, and Estimates

For a summary of the Company's critical accounting policies, judgments, and estimates, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a summary of the Company's quantitative and qualitative disclosures about market risk, please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company has been engaged in two legal matters related to a California employment class action dispute and a vendor contract dispute. As of March 31, 2026, the Company has recorded cumulative loss contingencies of approximately $1.6 million related to these matters. No loss contingency accruals were recorded in the three months ended March 31, 2026 or March 31, 2025. The Company continues to evaluate these matters and, while an additional loss is reasonably possible, the Company is unable to estimate a range of potential additional loss, if any.

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

ITEM 1A. RISK FACTORS

For a summary of the Company's risk factors, please refer to Item 1A of our Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2026, the Board authorized a share repurchase program, whereby the Company could repurchase up to $10.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. Repurchases under the program can commence on April 24, 2026 and may continue for up to two years. No purchases of common stock were made pursuant to the program during the three months ended March 31, 2026.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2026.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)