Form 10-Q
period 2026-06-30
GrowGeneration Corp.
filed 2026-08-11
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2026
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

As of August 5, 2026 there were 58,920,449 shares of the registrant's common stock outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$23,460	$30,406
Marketable securities	17,553	15,658
Accounts receivable, net of allowance for credit losses of $2,363 and $2,109, respectively	15,264	10,668
Notes receivable, current, net of allowance for credit losses of $201 and $214, respectively	283	507
Inventory	35,295	38,776
Prepaid and other current assets	7,750	7,732
Total current assets	99,605	103,747

Property and equipment, net	6,423	9,795
Property and equipment held for sale	1,574	—
Operating lease right-of-use assets, net	23,880	27,050
Intangible assets, net	2,012	3,326
Goodwill	2,080	2,080
Other assets	1,067	1,042
TOTAL ASSETS	$136,641	$147,040
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,761	$8,775
Accrued liabilities	3,934	3,269
Payroll and payroll tax liabilities	2,204	2,589
Customer deposits	2,260	4,015
Sales tax payable	884	872
Current maturities of operating lease liabilities	5,568	6,455
Total current liabilities	25,611	25,975

Operating lease liabilities, net of current maturities	20,499	23,022
Other long-term liabilities	503	544
Total liabilities	46,613	49,541
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 60,283,226 and 60,090,905 shares issued, 59,558,299 and 60,090,905 shares outstanding, respectively	60	60
Treasury stock, at cost; 724,927 and zero shares, respectively	(1,010)	—
Additional paid-in capital	377,602	377,128
Accumulated deficit	(286,624)	(279,689)
Total stockholders' equity	90,028	97,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,641	$147,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$43,215	$40,963	$81,606	$76,666
Cost of sales (exclusive of depreciation and amortization shown below)	30,895	29,369	59,546	55,365
Gross profit	12,320	11,594	22,060	21,301

Operating expenses:
Store operations and other operational expenses	6,143	7,867	12,544	16,659
Selling, general, and administrative	6,458	6,151	13,384	13,263
Estimated credit losses	336	163	403	255
Depreciation and amortization	1,504	2,687	3,115	6,272
Impairment loss	220	—	220	—
Total operating expenses	14,661	16,868	29,666	36,449

Loss from operations	(2,341)	(5,274)	(7,606)	(15,148)

Other income (expense):
Interest income	347	463	671	960
Total other income	347	463	671	960

Net loss before income taxes	(1,994)	(4,811)	(6,935)	(14,188)

Provision for income taxes	(19)	—	—	—

Net loss	$(2,013)	$(4,811)	$(6,935)	$(14,188)

Net loss per share, basic	$(0.03)	$(0.08)	$(0.12)	$(0.24)
Net loss per share, diluted	$(0.03)	$(0.08)	$(0.12)	$(0.24)

Weighted average shares outstanding, basic	59,805,494	59,551,783	59,947,411	59,496,861
Weighted average shares outstanding, diluted	59,805,494	59,551,783	59,947,411	59,496,861

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	60,090,905	$60	—	$—	$377,128	$(279,689)	$97,499
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(4,922)	(4,922)
Balance as of March 31, 2026	60,090,905	$60	—	$—	$377,383	$(284,611)	$92,832
Common stock issued for share-based compensation	192,321	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(51)	—	(51)
Share-based compensation	—	—	—	—	270	—	270
Repurchase of common stock	—	—	(724,927)	(1,010)	—	—	(1,010)
Net loss	—	—	—	—	—	(2,013)	(2,013)
Balance as of June 30, 2026	60,283,226	$60	(724,927)	$(1,010)	$377,602	$(286,624)	$90,028

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	59,402,628	$59	—	$—	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	84,849	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(60)	—	(60)
Share-based compensation	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	(9,377)	(9,377)
Balance as of March 31, 2025	59,487,477	$59	—	$—	$376,120	$(265,020)	$111,159
Common stock issued for share-based compensation	191,539	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(52)	—	(52)
Share-based compensation	—	—	—	—	315	—	315
Common stock issued in connection with acquisitions	92,700	—	—	—	109	—	109
Net loss	—	—	—	—	—	(4,811)	(4,811)
Balance as of June 30, 2025	59,771,716	$60	—	$—	$376,492	$(269,831)	$106,721

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,935)	$(14,188)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,115	6,272
Share-based compensation	525	818
Estimated credit losses	403	255
(Gain) loss on asset disposition	(9)	665
Change in value of marketable securities	(298)	(398)
Impairment loss on held for sale property and equipment	220	—
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts and notes receivable	(4,775)	(3,172)
Inventory	3,481	(1,167)
Prepaid expenses and other assets	(43)	887
Accounts payable and accrued liabilities	2,618	4,050
Operating leases	(240)	(55)
Payroll and payroll tax liabilities	(385)	(527)
Customer deposits	(1,755)	28
Sales tax payable	12	(218)
Other	(41)	—
Net cash and cash equivalents used in operating activities	(4,107)	(6,750)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(1,013)
Purchase of marketable securities	(8,947)	(18,985)
Maturities of marketable securities	7,350	22,968
Purchase of property and equipment	(283)	(286)
Proceeds from disposals of assets	102	15
Net cash and cash equivalents (used in) provided by investing activities	(1,778)	2,699
Cash flows from financing activities:
Common stock withheld for employee payroll taxes	(51)	(111)
Repurchase of common stock	(1,010)	—
Net cash and cash equivalents used in financing activities	(1,061)	(111)
Net decrease in cash and cash equivalents	(6,946)	(4,162)
Cash and cash equivalents at the beginning of period	30,406	27,471
Cash and cash equivalents at the end of period	$23,460	$23,309

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Right-of use assets obtained in exchange for new or modified operating lease liabilities	$388	$297
Fair value of common stock issued in business combination	$—	$109
Fair value of contingent consideration	$—	$83

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

1. GENERAL

GrowGeneration Corp. (together with its direct and indirect wholly-owned subsidiaries, collectively "GrowGeneration" or the "Company") was incorporated in Colorado in 2014. GrowGeneration operates two major lines of business: its Cultivation and Gardening segment, which includes its hydroponic and organic gardening business; and its Storage Solutions segment, which provides customized benching, racking, and storage solutions systems, installation services, and related solutions.

Within its Cultivation and Gardening segment, as of June 30, 2026, GrowGeneration operated 19 retail locations across 9 states in the U.S. In addition to its retail stores, the Company sells hydroponic and organic gardening products through its commercial sales division serving commercial cultivators, its wholesale distribution business serving resellers and mass-market retailers, and its e-commerce platform, growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers.

Within its Storage Solutions segment, the Company operates primarily under the "Mobile Media" ("MMI") brand and provides customized benching, racking, and storage systems, installation services, and related solutions to customers across a variety of end markets.

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

All amounts included in the accompanying notes to the Condensed Consolidated Financial Statements, except share and per share data, are in thousands (000).

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
June 30, 2026
(Unaudited)
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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of reserves for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	June 30, 2026	December 31, 2025
Cash equivalents	1	$11,103	$20,431
Marketable securities
U.S. Treasury and agency securities	2	$—	$3,014
Corporate bonds	2	17,553	12,644
Total marketable securities		$17,553	$15,658

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

Accounts Receivable and Contract Liabilities

Depending on the timing of when title of product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable or a customer deposit. The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2026	$10,668	$4,015
Balance as of June 30, 2026	15,264	2,260
Increase (decrease)	$4,596	$(1,755)

Balance as of January 1, 2025	$7,361	$2,404
Balance as of June 30, 2025	10,425	2,448
Increase	$3,064	$44

Of the total amount of customer deposits as of January 1, 2026, $0.3 million and $3.1 million were reported as net sales during the three and six months ended June 30, 2026, respectively. Of the total amount of customer deposits as of January 1, 2025, $0.5 million and $1.6 million were reported as net sales during the three and six months ended June 30, 2025, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Notes receivable at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Notes receivable	$484	$721
Allowance for credit losses	(201)	(214)
Notes receivable, net	$283	$507

5. PROPERTY AND EQUIPMENT

Property and Equipment Held and Used

Property and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Vehicles	$2,498	$2,504
Building and land (1)	—	1,991
Leasehold improvements	9,913	10,312
Furniture, fixtures and equipment	10,816	11,704
Capitalized software	9,355	9,155
Construction-in-progress	10	58
Total property and equipment, gross	32,592	35,724
Accumulated depreciation and amortization	(26,169)	(25,929)
Property and equipment, net	$6,423	$9,795

(1) Building and land are comprised of two closed retail locations, wholly owned by the Company, which have met the criteria for classification as held-for-sale assets as of June 30, 2026.

Depreciation and amortization expense related to property and equipment was $0.9 million and $1.8 million for the three and six months ended June 30, 2026, respectively, and $1.2 million and $3.2 million for the three and six months ended June 30, 2025, respectively. In conjunction with the Company's restructuring activities as discussed in Note 15, Restructuring, the Company reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the six months ended June 30, 2025. Depreciation and amortization expense related to these capitalized software assets was $0.8 million for the six months ended June 30, 2025. Refer to Note 15, Restructuring, for additional information on the restructuring activities.

Property and Equipment Held for Sale

The Company wholly owns two closed retail locations and, as of June 30, 2026, these locations have met the criteria for classification as held-for-sale assets, with a carrying value of $1.6 million. The Company determined that the carrying values of the land, building and related improvements for each location were greater than the fair values less costs to sell and recognized a $0.2 million and $0.1 million impairment loss in the six months ended June 30, 2026, and year ended December 31, 2025, respectively. As of June 30, 2026, the Company continues to actively market the assets and expects to sell the assets within one year.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2025	$475	$1,605	$2,080
Acquisitions and measurement period adjustments	—	—	—
Balance as of June 30, 2026	$475	$1,605	$2,080

Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million as of June 30, 2026 and December 31, 2025.

The changes in intangible assets by segment for the six months ended June 30, 2026 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2025	$2,130	$1,196	$3,326
Amortization	(963)	(351)	(1,314)
Balance as of June 30, 2026	$1,167	$845	$2,012

Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(27,535)	$255	$27,790	$(26,764)	$1,026
Customer relationships	13,339	(11,582)	1,757	13,339	(11,040)	2,299
Non-competes	860	(860)	—	860	(859)	1
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Patents, trademarks	69	(69)	—	69	(69)	—
Total	$43,194	$(41,182)	$2,012	$43,194	$(39,868)	$3,326

Amortization expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2025, respectively.

Future amortization expense as of June 30, 2026 was as follows:

2026 (remainder of the year)	$753
2027	817
2028	135
2029	77
2030	52
Thereafter	178
Total	$2,012

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
7. INCOME TAXES

For each of the six months ended June 30, 2026 and 2025, the effective tax rate was 0.0%. The effective tax rate for each of the six months ended June 30, 2026 and 2025 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of June 30, 2026, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	$23,880	$27,050

Current maturities of operating lease liabilities	$5,568	$6,455
Operating lease liabilities, net of current maturities	20,499	23,022
Total lease liabilities	$26,067	$29,477

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	June 30,
	2026	2025
Weighted average remaining lease term	4.6 years	5.2 years
Weighted average discount rate	6.1%	6.2%

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,945	$2,305	$3,956	$4,597
Variable lease costs	480	1,011	1,096	1,164
Short-term lease costs	43	98	83	186
Sublease income	(676)	(401)	(1,310)	(781)
Total operating lease costs	$1,792	$3,013	$3,825	$5,166

Future maturities of the Company's operating lease liabilities and receipts from subleases as of June 30, 2026 were as follows:

	Lease Payments	Sublease Receipts
2026 (remainder of the year)	$3,745	$(1,092)
2027	6,463	(2,332)
2028	6,119	(2,533)
2029	5,402	(2,619)
2030	4,911	(2,309)
Thereafter	3,259	(1,383)
Total lease payments (receipts)	$29,899	$(12,268)
Less: imputed interest	(3,832)
Operating lease liability as of June 30, 2026	$26,067

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Supplemental and other information related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,040	$4,698

9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted loss per share computation for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(2,013)	$(4,811)	$(6,935)	$(14,188)
Weighted average shares outstanding, basic	59,805,494	59,551,783	59,947,411	59,496,861
Effect of dilutive outstanding restricted stock units and stock options	—	—	—	—
Weighted average shares outstanding, diluted	59,805,494	59,551,783	59,947,411	59,496,861
Basic loss per share	$(0.03)	$(0.08)	$(0.12)	$(0.24)
Diluted loss per share	$(0.03)	$(0.08)	$(0.12)	$(0.24)

Diluted loss per share calculations for each of the three and six months ended June 30, 2026 excluded 1.1 million non-vested restricted stock units that would have been anti-dilutive. Diluted loss per share calculations for each of the three and six months ended June 30, 2025 excluded 1.4 million non-vested restricted stock units that would have been anti-dilutive. In addition, diluted loss per share calculations for each of the three and six months ended June 30, 2025 excluded 7 thousand and 12 thousand shares of common stock issuable upon exercise of stock options that would have been anti-dilutive, respectively.

10. SHARE-BASED PAYMENTS

The Company maintains a long-term incentive plan, the Third Amended and Restated 2018 Equity Incentive Plan (collectively with all amendments referred to as the "2018 Plan"), for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The 2018 Plan, which is administered by the Board, allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards"). The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards. On April 16, 2026, the Board approved another amendment of the 2018 Plan to increase the number of shares issuable thereunder from 6,500,000 to 8,000,000, which was approved by shareholders on June 18, 2026.

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards, primarily restricted stock units, made to employees, non-employee members of the Board, and consultants of the Company. The Company recorded share-based compensation expense of $0.3 million and $0.5 million in the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.8 million in the three and six months ended June 30, 2025, respectively.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Restricted stock unit activity for the six months ended June 30, 2026 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,045,584	$2.01
Granted	135,000	$1.45
Vested	(225,875)	$2.17
Forfeited	(100,125)	$2.00
Nonvested as of June 30, 2026	854,584	$1.88

During the six months ended June 30, 2025, 375 thousand restricted stock units were granted at a weighted average grant date fair value of $1.27. As of June 30, 2026, the Company had approximately $1.2 million of unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.7 years.

11. STOCKHOLDERS' EQUITY

On February 24, 2026, the Board authorized a share repurchase program, whereby the Company could repurchase up to $10.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 24, 2026 and continues for up to two years. The program does not obligate the Company to acquire any specific number of shares or to acquire any shares over any specific period of time. The timing and amount of any repurchases is dependent upon factors such as the stock price, trading volumes, market conditions, and regulatory requirements. The stock repurchase program may be amended, suspended, or discontinued at any time.

During the three and six months ended June 30, 2026, the Company repurchased 0.7 million shares of common stock at an average price of $1.38 per share, exclusive of incremental direct costs. As of June 30, 2026, approximately $9.0 million remained available under the share repurchase program.

12. ACQUISITIONS

On June 6, 2025, the Company purchased substantially all of the assets of Viagrow, a domestic supplier of gardening and hydroponic equipment. The acquisition further diversified the Company's home gardening and hydroponic gardening proprietary brand product offerings as well as expanded the Company's outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.

The total consideration transferred for the purchase of Viagrow was $1.3 million including cash paid and common stock issued on the date of acquisition, with certain additional amounts to be paid in future periods. The purchase price included deferred equity consideration, which was issued in the fourth quarter of 2025 upon settling discrepancies of net assets acquired, and contingent consideration, which is to be paid in cash over three years from the date of acquisition dependent on the achievement of certain performance goals.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The table below details the acquisition-date fair value of consideration transferred and the purchase price allocation of acquired net assets during the six months ended June 30, 2025.

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

During the year ended December 31, 2025 and the three and six months ended June 30, 2026, the Company has been engaged in two legal matters related to a California employment class action dispute and a vendor contract dispute. As of June 30, 2026, the Company has recorded cumulative loss contingencies of approximately $1.6 million related to these matters. No loss contingency accruals were recorded in the six months ended June 30, 2026 or June 30, 2025. The Company continues to evaluate these matters and, while an additional loss is reasonably possible, the Company is unable to estimate a range of potential additional loss, if any.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2026, the Company did not have any liabilities associated with indemnities.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

Disaggregated revenue by segment is presented in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2026	2025	2026	2025
Cultivation and Gardening
Proprietary brand sales	$13,839	$10,503	$25,642	$20,386
Non-proprietary brand sales	21,061	22,358	41,155	43,386
Total Cultivation and Gardening	34,900	32,861	66,797	63,772
Storage Solutions
Commercial fixture sales	8,315	8,102	14,809	12,894
Total Storage Solutions	8,315	8,102	14,809	12,894
Total	$43,215	$40,963	$81,606	$76,666

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2026	2025	2026	2025
Cultivation and Gardening (1)
Consumables	$25,116	$26,183	$48,118	$49,617
Durables	9,784	6,678	18,679	14,155
Total Cultivation and Gardening	34,900	32,861	66,797	$63,772
Storage Solutions
Durables	8,315	8,102	14,809	$12,894
Total Storage Solutions	8,315	8,102	14,809	$12,894
Total	$43,215	$40,963	$81,606	$76,666

(1) During the first quarter of 2026, the Company internally began viewing certain items' product type designations (i.e., consumable or durable) differently. Comparative prior period disclosures have been reclassified to conform to the current period segment presentation.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Selected disaggregated information by segment, including significant segment expenses, is presented in the following tables for the three and six months ended:

	Three Months Ended June 30, 2026
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$34,900	$8,315	$43,215
Cost of sales	25,890	5,005	30,895
Gross profit	9,010	3,310	12,320
Operating expenses
Store operations and other operational expenses:
Employee costs	1,913	759	2,672
Facilities	1,728	335	2,063
External service providers	101	22	123
Other segment items (1)	1,066	219	1,285
Total store operations and other operational expenses	4,808	1,335	6,143

Segment income from operations	4,202	1,975	6,177

Other corporate operating expenses
Selling, general, and administrative			6,458
Estimated credit losses			336
Depreciation and amortization			1,504
Impairment loss			220
Total other corporate expenses			8,518

Loss from operations			(2,341)
Other income			347
Net loss before taxes			$(1,994)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Six Months Ended June 30, 2026
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$66,797	$14,809	$81,606
Cost of sales	50,619	8,927	59,546
Gross profit	16,178	5,882	22,060
Operating expenses
Store operations and other operational expenses:
Employee costs	3,855	1,495	5,350
Facilities	3,762	740	4,502
External service providers	169	39	208
Other segment items (1)	2,101	383	2,484
Total store operations and other operational expenses	9,887	2,657	12,544

Segment income from operations	6,291	3,225	9,516

Other corporate operating expenses
Selling, general, and administrative			13,384
Estimated credit losses			403
Depreciation and amortization			3,115
Impairment loss			220
Total other corporate expenses			17,122

Loss from operations			(7,606)
Other income			671
Net loss before taxes			$(6,935)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Three Months Ended June 30, 2025
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$32,861	$8,102	$40,963
Cost of sales	24,696	4,673	29,369
Gross profit	8,165	3,429	11,594
Operating expenses
Store operations and other operational expenses:
Employee costs	2,480	692	3,172
Facilities	2,645	402	3,047
External service providers	247	2	249
Other segment items (1)	1,220	179	1,399
Total store operations and other operational expenses	6,592	1,275	7,867

Segment income from operations	1,573	2,154	3,727

Other corporate operating expenses
Selling, general, and administrative			6,151
Estimated credit losses			163
Depreciation and amortization			2,687
Total other corporate expenses			9,001

Loss from operations			(5,274)
Other income			463
Net loss before taxes			$(4,811)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Six Months Ended June 30, 2025
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$63,772	$12,894	$76,666
Cost of sales	47,703	7,662	55,365
Gross profit	16,069	5,232	21,301
Operating expenses
Store operations and other operational expenses:
Employee costs	5,141	1,439	6,580
Facilities	5,401	796	6,197
External service providers	342	16	358
Other segment items (1)	3,077	447	3,524
Total store operations and other operational expenses	13,961	2,698	16,659

Segment income from operations	2,108	2,534	4,642

Other corporate operating expenses
Selling, general, and administrative			13,263
Estimated credit losses			255
Depreciation and amortization			6,272
Total other corporate expenses			19,790

Loss from operations			(15,148)
Other income			960
Net loss before taxes			$(14,188)

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The Company substantially completed its restructuring activities and had no remaining liability associated with restructuring costs as of March 31, 2025. The Company incurred no costs related to restructuring activities during the three and six months ended June 30, 2026 and does not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million were incurred during the six months ended June 30, 2025. These costs are presented on the Condensed Consolidated Statements of Operations in the following table.

Six Months Ended June 30,
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

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company received approximately $2.6 million of refunds from U.S. Customs and Border Protection related to tariffs previously paid under the International Emergency Economic Powers Act ("IEEPA"). Because receipt of these refunds occurred subsequent to June 30, 2026, no amounts related to these refunds have been recognized in the accompanying Condensed Consolidated Financial Statements.

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

GrowGeneration sources certain proprietary branded products and components used in our Cultivation & Gardening segment, including coir substrates, nutrients, irrigation parts, and lighting components, from suppliers located in India, Mexico, China, and other jurisdictions outside the United States. Beginning in the first quarter of 2025, the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. In April 2025, the United States announced changes to its trade policy, including a 10% baseline tariff on imports and additional country-specific tariffs for select trading partners. These new measures, implemented under Executive Order 14257, under presidential authority provided by the International Emergency Economic Powers Act (“IEEPA”) and other statutory authorities, reflected a markedly more dynamic tariff environment. The policies created cost and supply chain impacts for importers and providers of international goods. These actions resulted in cost increases for certain imported products that collectively represent less than 10% of total company cost of goods sold. We partially offset these cost pressures through (i) improved purchasing leverage and volume-based supplier discounts, (ii) targeted price adjustments on affected product categories, and (iii) a continuing shift in sourcing toward lower-tariff regions, including the United States and Southeast Asia. We also expanded domestic manufacturing, assembly and packaging for select proprietary brands to reduce reliance on high-tariff import categories.

On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. Subsequently, the United States Customs and Border Protection agency was ordered to begin accepting refund requests for these IEEPA tariffs. During the three and six months ended June 30, 2026, we received an immaterial amount of refunds of tariffs imposed under IEEPA. Subsequent to June 30, 2026, we received approximately $2.6 million of refunds related to previously submitted claims. Because realization of these refunds remained uncertain as of occurred June 30, 2026, no amounts were recognized in the accompanying Condensed Consolidated Financial Statements.

The President has continued to indicate his intent to impose tariffs under other statutory authorities going forward. It is unclear at this time what impact tariffs will have on our future financial results, including whether we will be able to obtain more refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means. We continue to actively monitor these developments and the evolving tariff environment and its potential effects on our cost structure and supply chain. We will continue to explore and adjust our mitigation strategies as circumstances develop.

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

We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market retailers and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 19 retail locations across 9 states as of June 30, 2026. We closed four retail locations during the six months ended June 30, 2026. We continue to evaluate our retail footprint to identify cost redundancies and optimize coverage by leveraging nearby locations and our online sales platforms.

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

As of March 31, 2025, we had substantially completed our restructuring activities, and we do not expect to incur significant additional restructuring and restructuring-related costs in future periods. Overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs. During the six months ended June 30, 2025, we incurred approximately $1.1 million of restructuring and restructuring related charges as described in Note 15, Restructuring of our Notes to Condensed Consolidated Financial Statements in this report.

GROWTH STRATEGIES

Our growth strategy is focused on expanding our portfolio and sales of proprietary brands, growing our commercial, wholesale, and e-commerce channels, increasing penetration of our Storage Solutions business across diversified end markets, and pursuing selective, accretive acquisitions that complement our existing businesses. As a result, we have built a business that is driven by a wide selection of products, a strong portfolio of proprietary brands, a solutions-driven staff located in strategic markets around the country, and pick, pack, ship distribution and fulfillment capabilities.

Since our founding in 2014, we have built our Cultivation and Gardening business through a combination of organic investment and targeted acquisitions, such as specialty hydroponic and organic gardening center locations, online retailers, proprietary products, and our wholesale distribution business. We continue to evaluate accretive acquisition opportunities involving businesses or proprietary brands that are similar or complementary to those we already operate, such as the acquisition of Hydro Generation Inc. (referred to as "Viagrow") on June 6, 2025, which further diversified our home gardening and hydroponic gardening proprietary brand product offerings as well as expanded our wholesale channel outreach to significant new customers through relationships with major home improvement mass-market retailers and e-commerce platforms.

Our main growth strategies for the Storage Solutions segment, which includes our benching, racking, and storage solutions business, MMI, are centered on driving recurring commercial sales opportunities and expanding the types of customers and industries to which we sell our Storage Solutions products, including greater penetration in CEA, industrial, and country club verticals.

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

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended June 30, 2026 and 2025

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Three Months Ended June 30,
	2026		2025		Year-to-Year Variance
Net sales	$43,215	100.0%	$40,963	100.0%	$2,252	5.5%
Cost of sales	30,895	71.5%	29,369	71.7%	1,526	5.2%
Gross profit	12,320	28.5%	11,594	28.3%	726	6.3%
Operating expenses	14,661	33.9%	16,868	41.2%	(2,207)	(13.1)%
Loss from operations	(2,341)	(5.4)%	(5,274)	(12.9)%	2,933	55.6%
Other income	347	0.8%	463	1.1%	(116)	(25.1)%
Net loss before income taxes	(1,994)	(4.6)%	(4,811)	(11.7)%	2,817	58.6%
Benefit for income taxes	(19)	—%	—	—%	(19)	*
Net loss	$(2,013)	(4.7)%	$(4,811)	(11.7)%	$2,798	58.2%
*Percentage is not meaningful.

Net Sales

Net sales for the three months ended June 30, 2026 were $43.2 million, an increase of $2.3 million or 5.5% as compared to net sales of $41.0 million for the three months ended June 30, 2025.

The increase in net sales was driven in part by our Cultivation and Gardening segment, which had net sales of $34.9 million for the three months ended June 30, 2026 compared to $32.9 million for the three months ended June 30, 2025. This increase in net sales was primarily due to improvements in durable product sales driven by increased demand for capital investments by our customers in the three months ended June 30, 2026. As a result, the ratio of consumables net sales as a percentage of Cultivation and Gardening net sales was 72.0% in the three months ended June 30, 2026, as compared to consumables net sales representing 79.7% of Cultivation and Gardening net sales in the three months ended June 30, 2025. The increase in net sales was partially offset by retail store closures, including four retail locations closed during 2026 and six retail locations closed in 2025 subsequent to June 30, 2025. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended June 30, 2026 increased to 39.7% as compared to 32.0% for the three months ended June 30, 2025, largely driven by our continued strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands.

Net sales of commercial fixtures within our Storage Solutions segment increased to $8.3 million for the three months ended June 30, 2026 compared to $8.1 million for the three months ended June 30, 2025 as a result of increased demand for capital investments by our customers primarily in the retail industry.

Cost of Sales

Cost of sales for the three months ended June 30, 2026 was $30.9 million, an increase of $1.5 million or 5.2% compared to $29.4 million for the three months ended June 30, 2025. The increase in cost of sales largely corresponds to the 5.5% increase in net sales, as previously discussed.

Gross Profit

Gross profit was $12.3 million for the three months ended June 30, 2026 compared to $11.6 million for the three months ended June 30, 2025, an increase of $0.7 million or 6.3%. Gross profit related to the Cultivation and Gardening segment increased $0.8 million, or 10.3%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as a result of the increased sales volume and mix of proprietary brand products and durable products during the three months ended June 30, 2026. The increase in gross profit was partially offset by our Storage Solutions segment decreased $0.1 million or 3.5% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Gross profit margin was 28.5% for the three months ended June 30, 2026, an increase of 20 basis points from a gross profit margin of 28.3% for the three months ended June 30, 2025. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 25.8% for the three months ended June 30, 2026 as compared to 24.8% for the three months ended June 30, 2025. This increase was primarily driven by the increased mix of proprietary brand products, which generally have higher margins than non-proprietary brand products, partially offset by the increased sales mix of durable products, which generally have lower margins than consumable products during the three months ended June 30, 2026. The Storage Solutions gross profit margin decreased to 39.8% in the three months ended June 30, 2026 from 42.3% in the three months ended June 30, 2025, primarily as a result of industry pricing compression and higher cost of services for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $14.7 million for the three months ended June 30, 2026 and $16.9 million in the three months ended June 30, 2025, a decrease of $2.2 million or 13.1%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers, were $6.1 million for the three months ended June 30, 2026 compared to $7.9 million for the three months ended June 30, 2025, a decrease of $1.7 million or 21.9%. The decrease in store operating costs was primarily due to the six retail locations closed in 2025 subsequent to June 30, 2025 as well as the closure of four retail locations during 2026.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $8.3 million for the three months ended June 30, 2026 compared to $9.0 million for the three months ended June 30, 2025. The decrease was largely driven by reduced depreciation and amortization costs, which decreased $1.2 million or 44.0% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan and certain intangible assets reaching the end of their estimated useful lives. This was partially offset by increased selling, general, and administrative costs of $0.3 million, or 5.0%, largely due to increased professional services costs.

Impairment loss was $0.2 million in the three months ended June 30, 2026 and was related to a closed, wholly-owned retail location classified as held for sale. Refer to Note 5, Property and Equipment for additional information regarding our impairment loss.

Other Income

Other income was $0.3 million for the three months ended June 30, 2026 compared to $0.5 million for the three months ended June 30, 2025, a decrease of $0.1 million or 25.1%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

Comparison of the Unaudited Results for the Six Months Ended June 30, 2026 and 2025

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Six Months Ended June 30,
	2026		2025		Year-to-Year Variance
Net sales	$81,606	100.0%	$76,666	100.0%	$4,940	6.4%
Cost of sales	59,546	73.0%	55,365	72.2%	4,181	7.6%
Gross profit	22,060	27.0%	21,301	27.8%	759	3.6%
Operating expenses	29,666	36.4%	36,449	47.5%	(6,783)	(18.6)%
Loss from operations	(7,606)	(9.3)%	(15,148)	(19.8)%	7,542	49.8%
Other income	671	0.8%	960	1.3%	(289)	(30.1)%
Net loss before income taxes	(6,935)	(8.5)%	(14,188)	(18.5)%	7,253	51.1%
Benefit for income taxes	—	—%	—	—%	—	*
Net loss	$(6,935)	(8.5)%	$(14,188)	(18.5)%	$7,253	51.1%
*Percentage is not meaningful.

Net Sales

Net sales for the six months ended June 30, 2026 were $81.6 million, an increase of $4.9 million or 6.4% as compared to net sales of $76.7 million for the six months ended June 30, 2025.

The increase in net sales was driven in part by our Cultivation and Gardening segment, which had net sales of $66.8 million for the six months ended June 30, 2026 compared to $63.8 million for the six months ended June 30, 2025. This increase in net sales was primarily due to improvements in durable product sales driven by increased demand for capital investments by our customers in the six months ended June 30, 2026. As a result, the ratio of consumables net sales as a percentage of Cultivation and Gardening net sales was 72.0% in the six months ended June 30, 2026, as compared to consumables net sales representing 77.8% of Cultivation and Gardening net sales in the six months ended June 30, 2025. This increase in net sales was partially offset by retail store closures, including four retail locations during six months ended June 30, 2026 and six retail locations closed in 2025 subsequent to June 30, 2025. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the six months ended June 30, 2026 increased to 38.4% as compared to 32.0% for the six months ended June 30, 2025, largely driven by our continued strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands.

Net sales of commercial fixtures within our Storage Solutions segment increased to $14.8 million for the six months ended June 30, 2026 compared to $12.9 million for the six months ended June 30, 2025 as a result of increased demand for capital investments by our customers primarily in the retail industry.

Cost of Sales

Cost of sales for the six months ended June 30, 2026 was $59.5 million, an increase of $4.2 million or 7.6% compared to $55.4 million for the six months ended June 30, 2025. The increase in cost of sales largely corresponds to the 6.4% increase in net sales, with cost of sales increasing at a higher rate in part due to the increased sales mix of durable products previously discussed. The remaining increase in cost of sales relates to inventory disposal costs incurred in connection with the closure of four retail locations during six months ended June 30, 2026 compared to two retail location closures during the six months ended June 30, 2025.

Gross Profit

Gross profit was $22.1 million for the six months ended June 30, 2026 compared to $21.3 million for the six months ended June 30, 2025, an increase of $0.8 million or 3.6%. Gross profit related to the Cultivation and Gardening segment increased $0.1 million, or 0.7%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily as a result of the increased sales volume and mix of proprietary brand products and durable products during, which were partially offset by inventory disposal costs and inventory sales discounts incurred in connection with retail location closures during the six months ended June 30, 2026. Gross profit from our Storage Solutions segment increased $0.7 million or 12.4% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of increased sales volume.

Gross profit margin was 27.0% for the six months ended June 30, 2026, a decrease of 80 basis points from a gross profit margin of 27.8% for the six months ended June 30, 2025. The decrease in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 24.2% for the six months ended June 30, 2026 as compared to 25.2% for the six months ended June 30, 2025. This decrease was primarily driven by the increased sales mix of durable products, which generally have lower margins than consumable products, as well as additional cost of sales and inventory sales discounts incurred in the six months ended June 30, 2026. These decreases were partially offset by the increased sales mix of proprietary brand products, which generally have higher margins than non-proprietary brand products. The Storage Solutions gross profit margin decreased to 39.7% in the six months ended June 30, 2026 from 40.6% in the six months ended June 30, 2025, primarily as a result of industry pricing compression for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $29.7 million for the six months ended June 30, 2026 and $36.4 million in the six months ended June 30, 2025, a decrease of $6.8 million or 18.6%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers, were $12.5 million for the six months ended June 30, 2026 compared to $16.7 million for the six months ended June 30, 2025, a decrease of $4.1 million or 24.7%. The decrease in store operating costs was primarily due to the six retail locations closed in 2025 subsequent to June 30, 2025 as well as the closure of four retail locations during six months ended June 30, 2026.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $16.9 million for the six months ended June 30, 2026 compared to $19.8 million for the six months ended June 30, 2025. The decrease was largely driven by reduced depreciation and amortization costs, which decreased by $3.2 million or 50.3% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan and certain intangible assets reaching the end of their estimated useful lives. This was partially offset by a $0.1 million increase to selling, general, and administrative costs and a $0.1 million increase to estimated credit losses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Impairment loss was $0.2 million in the six months ended June 30, 2026 and was related to a closed, wholly-owned retail location classified as held for sale. Refer to Note 5, Property and Equipment for additional information regarding our impairment loss.

Other Income

Other income was $0.7 million for the six months ended June 30, 2026 compared to $1.0 million for the six months ended June 30, 2025, a decrease of $0.3 million or 30.1%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

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

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(2,013)	$(4,811)	$(6,935)	$(14,188)
Provision for income taxes	19	—	—	—
Interest income	(347)	(463)	(671)	(960)
Depreciation and amortization	1,504	2,687	3,115	6,272
EBITDA	$(837)	$(2,587)	$(4,491)	$(8,876)
Share-based compensation	270	315	525	818
Investment income	293	453	593	972
Acquisition transaction costs	—	50	—	50
Impairment loss	220	—	220	—
Restructuring plan	—	—	—	1,141
Consolidation and other charges (1)	309	467	1,824	563
Adjusted EBITDA	$255	$(1,302)	$(1,329)	$(5,332)
(1) Consists primarily of expenditures related to legal settlements and contingencies, the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2026, we had working capital of $74.0 million compared to working capital of $77.8 million as of December 31, 2025, a decrease of $3.8 million. The decrease in working capital from December 31, 2025 to June 30, 2026 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities.

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $41.0 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

We may need additional financing through equity offerings and/or debt financings in the future to continue to expand our business consistent with our growth strategies. However, management believes that the Company has sufficient liquidity to fund operations and meet its obligations as they become due for at least the next twelve months from the date of this filing. To date we have primarily financed our operations through the issuance of common stock and warrants as well as cash generated from operations.

Cash Flows

The following discussion sets forth the major sources and uses of cash for the six months ended June 30, 2026 and 2025.

Operating Activities

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2026 was $4.1 million compared to $6.8 million for the six months ended June 30, 2025. The decrease in cash used in operating activities was primarily related to changes in our operating assets and liabilities including the timing of cash receipts related to our accounts and notes receivables and customer deposits offset by the difference in sell through of inventory for the six months ended June 30, 2026 as compared to the build-up of inventory in six months ended June 30, 2025.

Investing Activities

Net cash and cash equivalents used in investing activities for the six months ended June 30, 2026 was $1.8 million compared to net cash provided by investing activities of $2.7 million for the six months ended June 30, 2025. Investing activities for the six months ended June 30, 2026 were primarily attributable to investment of excess cash into marketable securities of $8.9 million and purchases of property and equipment of $0.3 million, offset by maturity of marketable securities of $7.4 million. Investing activities for the six months ended June 30, 2025 were primarily attributable to investment of excess cash into marketable securities of $19.0 million, $1.0 million of cash paid for the Viagrow acquisition and purchases of property and equipment of $0.3 million, offset by maturity of marketable securities of $23.0 million.

Financing Activities

Net cash and cash equivalents used in financing activities for the six months ended June 30, 2026 was $1.1 million and was primarily attributable to common stock repurchased under our share repurchase program. Net cash and cash equivalents used in financing activities for the six months ended June 30, 2025 was $0.1 million and was attributable to common stock withheld for employee payroll taxes.

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

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

During the year ended December 31, 2025 and the three and six months ended June 30, 2026, the Company has been engaged in two legal matters related to a California employment class action dispute and a vendor contract dispute. As of June 30, 2026, the Company has recorded cumulative loss contingencies of approximately $1.6 million related to these matters. No loss contingency accruals were recorded in the six months ended June 30, 2026 or June 30, 2025. The Company continues to evaluate these matters and, while an additional loss is reasonably possible, the Company is unable to estimate a range of potential additional loss, if any.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2026, the Board authorized a share repurchase program, whereby the Company could repurchase up to $10.0 million worth of its common stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act and a 10b5-1 trading plan. The program began on April 24, 2026 and continues for up to two years.

The following table contains information for shares of common stock repurchased pursuant to the program during the three months ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2026	175,903	$1.34	175,903	$9,764,329
May 1 - May 31, 2026	288,821	1.36	288,821	9,372,276
June 1 - June 30, 2026	260,203	1.43	260,203	9,001,250
Total	724,927	$1.38	724,927	$9,001,250

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020)
10.1	GrowGeneration Corp. Third Amended and Restated 2018 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Financial and Accounting Officer*
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2026.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)