Form 10-Q
period 2026-09-30
GrowGeneration Corp.
filed 2026-11-10
CIK 1604868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2026
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

As of November 4, 2026, there were 58,618,995 shares of the registrant's common stock outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$26,012	$30,406
Marketable securities	15,748	15,658
Accounts receivable, net of allowance for credit losses of $2,297 and $2,109, respectively	18,132	10,668
Notes receivable, current, net of allowance for credit losses of $194 and $214, respectively	1,958	507
Inventory	33,600	38,776
Prepaid and other current assets	9,260	7,732
Total current assets	104,710	103,747

Property and equipment, net	6,104	9,795
Operating lease right-of-use assets, net	25,701	27,050
Intangible assets, net	1,605	3,326
Goodwill	2,080	2,080
Other assets	1,012	1,042
TOTAL ASSETS	$141,212	$147,040
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,932	$8,775
Accrued liabilities	6,110	3,269
Payroll and payroll tax liabilities	2,534	2,589
Customer deposits	2,093	4,015
Sales tax payable	1,272	872
Current maturities of operating lease liabilities	5,932	6,455
Total current liabilities	28,873	25,975

Operating lease liabilities, net of current maturities	22,095	23,022
Other long-term liabilities	515	544
Total liabilities	51,483	49,541
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized, 58,954,773 and 60,090,905 shares issued, 58,953,943 and 60,090,905 shares outstanding, respectively	59	60
Treasury stock, at cost; 830 and zero shares, respectively	(1)	—
Additional paid-in capital	378,076	377,128
Accumulated deficit	(288,405)	(279,689)
Total stockholders' equity	89,729	97,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,212	$147,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$44,783	$47,254	$126,389	$123,920
Cost of sales (exclusive of depreciation and amortization shown below)	30,257	34,398	89,803	89,763
Gross profit	14,526	12,856	36,586	34,157

Operating expenses:
Store operations and other operational expenses	6,384	7,245	18,928	23,904
Selling, general, and administrative	6,824	5,706	20,208	18,969
Estimated credit losses	114	98	517	353
Depreciation and amortization	1,186	2,649	4,301	8,921
Impairment loss	70	—	290	—
Total operating expenses	14,578	15,698	44,244	52,147

Loss from operations	(52)	(2,842)	(7,658)	(17,990)

Other income:
Interest income	289	407	960	1,367
Total other income	289	407	960	1,367

Net income (loss) before income taxes	237	(2,435)	(6,698)	(16,623)

Provision for income taxes	—	(2)	—	(2)

Net income (loss)	$237	$(2,437)	$(6,698)	$(16,625)

Net income (loss) per share, basic	$0.00	$(0.04)	$(0.11)	$(0.28)
Net income (loss) per share, diluted	$0.00	$(0.04)	$(0.11)	$(0.28)

Weighted average shares outstanding, basic	59,042,424	59,783,202	59,642,434	59,593,357
Weighted average shares outstanding, diluted	59,255,456	59,783,202	59,642,434	59,593,357

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except shares)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	60,090,905	$60	—	$—	$377,128	$(279,689)	$97,499
Share-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(4,922)	(4,922)
Balance as of March 31, 2026	60,090,905	$60	—	$—	$377,383	$(284,611)	$92,832
Common stock issued for share-based compensation	192,321	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(51)	—	(51)
Share-based compensation	—	—	—	—	270	—	270
Repurchase of common stock	—	—	(724,927)	(1,010)	—	—	(1,010)
Net loss	—	—	—	—	—	(2,013)	(2,013)
Balance as of June 30, 2026	60,283,226	$60	(724,927)	$(1,010)	$377,602	$(286,624)	$90,028
Common stock issued for share-based compensation	80,000	—	—	—	—	—	—
Share-based compensation	—	—	—	—	474	—	474
Repurchase of common stock	—	—	(684,356)	(1,010)	—	—	(1,010)
Cancellation of common stock	(1,408,453)	(1)	1,408,453	2,019	—	(2,018)	—
Net income	—	—	—	—	—	237	237
Balance as of September 30, 2026	58,954,773	$59	(830)	$(1)	$378,076	$(288,405)	$89,729

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	59,402,628	$59	—	$—	$375,677	$(255,643)	$120,093
Common stock issued for share-based compensation	84,849	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(60)	—	(60)
Share-based compensation	—	—	—	—	503	—	503
Net loss	—	—	—	—	—	(9,377)	(9,377)
Balance as of March 31, 2025	59,487,477	$59	—	$—	$376,120	$(265,020)	$111,159
Common stock issued for share-based compensation	191,539	1	—	—	—	—	1
Common stock withheld for employee payroll taxes	—	—	—	—	(52)	—	(52)
Share-based compensation	—	—	—	—	315	—	315
Common stock issued in connection with acquisitions	92,700	—	—	—	109	—	109
Net loss	—	—	—	—	—	(4,811)	(4,811)
Balance as of June 30, 2025	59,771,716	$60	—	$—	$376,492	$(269,831)	$106,721
Common stock issued for share-based compensation	71,727	—	—	—	—	—	—
Common stock withheld for employee payroll taxes	—	—	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	421	—	421
Net loss	—	—	—	—	—	(2,437)	(2,437)
Balance as of September 30, 2025	59,843,443	$60	—	$—	$376,912	$(272,268)	$104,704

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,698)	$(16,625)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,301	8,921
Share-based compensation	999	1,239
Estimated credit losses	517	353
(Gain) loss on asset disposition	(5)	757
Change in value of marketable securities	(451)	(647)
Impairment loss on held for sale property and equipment	290	—
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts and notes receivable	(9,432)	(5,748)
Inventory	5,176	387
Prepaid expenses and other assets	(1,498)	(1,392)
Accounts payable and accrued liabilities	4,956	4,453
Operating leases	(101)	(123)
Payroll and payroll tax liabilities	(55)	(354)
Customer deposits	(1,922)	1,783
Sales tax payable	400	(253)
Other	(29)	—
Net cash and cash equivalents used in operating activities	(3,552)	(7,249)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(1,013)
Purchase of marketable securities	(13,938)	(25,032)
Maturities of marketable securities	14,299	33,708
Purchase of property and equipment	(471)	(433)
Proceeds from disposals of assets	1,339	15
Net cash and cash equivalents provided by investing activities	1,229	7,245
Cash flows from financing activities:
Common stock withheld for employee payroll taxes	(51)	(112)
Repurchase of common stock	(2,020)	—
Net cash and cash equivalents used in financing activities	(2,071)	(112)
Net decrease in cash and cash equivalents	(4,394)	(116)
Cash and cash equivalents at the beginning of period	30,406	27,471
Cash and cash equivalents at the end of period	$26,012	$27,355

Supplemental cash flow disclosures and non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	$4,001	$1,049
Cancellation of common stock	$2,019	$—
Fair value of common stock issued in business combination	$—	$109
Fair value of contingent consideration	$—	$83

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

Within its Cultivation and Gardening segment, as of September 30, 2026, GrowGeneration operated 19 retail locations across 9 states in the U.S. In addition to its retail stores, the Company sells hydroponic and organic gardening products through its commercial sales division serving commercial cultivators, its wholesale distribution business serving resellers and mass-market retailers, and its e-commerce platform, growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standards Board ("FASB") or other standard-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through the issuance of an Accounting Standards Update ("ASU"). The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. In addition to the accounting pronouncements discussed below, no other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company's Condensed Consolidated Financial Statements or disclosures.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends current guidance for capitalizing internal-use software costs by removing all references to prescriptive and sequential software development stages to better align with current iterative development methods. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period, and ASU 2025-06 can be applied prospectively, retrospectively, or using a modified transition approach. The Company adopted ASU 2025-06 prospectively as of January 1, 2026 and adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which requires disclosure on an annual and interim basis of disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and adoption of ASU 2024-03 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard and expects additional disclosures will likely be required in the Company's consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements (“ASU 2025-11”), which is intended to clarify interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and adoption of ASU 2025-11 can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

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
September 30, 2026
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding balance net of an allowance for expected credit loss. The marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in fair value of marketable securities, principally derived from accretion of discounts, were $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. Changes in fair value of marketable securities are included in Interest income on the Condensed Consolidated Statements of Operations.

	Level	September 30, 2026	December 31, 2025
Cash equivalents	1	$13,172	$20,431
Marketable securities
U.S. Treasury and agency securities	2	$—	$3,014
Corporate bonds	2	15,748	12,644
Total marketable securities		$15,748	$15,658

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

Accounts Receivable and Contract Liabilities

Depending on the timing of when title to a product transfers to a customer and when a customer makes payments for such product, the Company recognizes an accounts receivable or a customer deposit. The opening and closing balances of the Company's accounts receivables and customer deposits were as follows:

	Accounts Receivable, Net	Customer Deposits
Balance as of January 1, 2026	$10,668	$4,015
Balance as of September 30, 2026	18,132	2,093
Increase (decrease)	$7,464	$(1,922)

Balance as of January 1, 2025	$7,361	$2,404
Balance as of September 30, 2025	12,980	4,203
Increase	$5,619	$1,799

Of the total amount of customer deposits as of January 1, 2026, $0.1 million and $3.2 million were reported as net sales during the three and nine months ended September 30, 2026, respectively. Of the total amount of customer deposits as of January 1, 2025, $0.1 million and $1.7 million were reported as net sales during the three and nine months ended September 30, 2025, respectively.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Notes receivable at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Notes receivable	$2,152	$721
Allowance for credit losses	(194)	(214)
Notes receivable, net	$1,958	$507

5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Vehicles	$2,425	$2,504
Building and land	357	1,991
Leasehold improvements	10,005	10,312
Furniture, fixtures and equipment	10,940	11,704
Capitalized software	9,362	9,155
Construction-in-progress	34	58
Total property and equipment, gross	33,123	35,724
Accumulated depreciation and amortization	(27,019)	(25,929)
Property and equipment, net	$6,104	$9,795

Depreciation and amortization expense related to property and equipment was $0.8 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $4.3 million for the three and nine months ended September 30, 2025, respectively. In conjunction with the Company's restructuring activities as discussed in Note 16, Restructuring, the Company reassessed and shortened the estimated useful life of certain capitalized software assets. These capitalized software assets became fully amortized and were retired during the nine months ended September 30, 2025. Depreciation and amortization expense related to these capitalized software assets was $0.8 million for the nine months ended September 30, 2025. Refer to Note 16, Restructuring, for additional information on the restructuring activities.

During the quarter ended September 30, 2026, the Company completed the sale of building and land associated with a closed retail location that had been previously classified as held for sale. As of September 30, 2026, building and land consisted of one closed retail location wholly owned by the Company that had met the criteria for classification as a held-for-sale asset, with a carrying value of $0.3 million. The Company determined that the carrying values of the land, building, and related improvements for each location were greater than the fair values less costs to sell, resulting in impairment losses of $0.1 million and $0.3 million recognized in the three and nine months ended September 30, 2026, respectively, and $0.1 million recognized in the year ended December 31, 2025. As of September 30, 2026, the Company continued to actively market the asset and expects the sale to be completed within one year.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill by segment was as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2025	$475	$1,605	$2,080
Acquisitions and measurement period adjustments	—	—	—
Balance as of September 30, 2026	$475	$1,605	$2,080

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Accumulated impairment for goodwill related entirely to the Cultivation and Gardening segment and totaled $131.9 million as of September 30, 2026 and December 31, 2025.

The changes in intangible assets by segment for the nine months ended September 30, 2026 were as follows:

	Cultivation and Gardening	Storage Solutions	Total
Balance as of December 31, 2025	$2,130	$1,196	$3,326
Amortization	(1,195)	(526)	(1,721)
Balance as of September 30, 2026	$935	$670	$1,605

Intangible assets on the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$27,790	$(27,670)	$120	$27,790	$(26,764)	$1,026
Customer relationships	13,339	(11,854)	1,485	13,339	(11,040)	2,299
Non-competes	860	(860)	—	860	(859)	1
Intellectual property	1,136	(1,136)	—	1,136	(1,136)	—
Patents, trademarks	69	(69)	—	69	(69)	—
Total	$43,194	$(41,589)	$1,605	$43,194	$(39,868)	$3,326

Amortization expense was $0.4 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2025, respectively.

Future amortization expense as of September 30, 2026 was as follows:

2026 (remainder of the year)	$346
2027	817
2028	135
2029	77
2030	52
Thereafter	178
Total	$1,605

7. INCOME TAXES

For each of the nine months ended September 30, 2026 and 2025, the effective tax rate was 0.0%. The effective tax rate for each of the nine months ended September 30, 2026 and 2025 was lower than the U.S. federal statutory rate of 21.0% primarily due to the Company's valuation allowance against deferred tax assets. As of September 30, 2026, the Company concluded that its deferred tax assets are not expected to be realizable, based on positive and negative evidence, therefore it has assigned a full valuation allowance against them.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
8. LEASES

The right-of-use assets and corresponding liabilities related to the Company's operating leases were as follows:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	$25,701	$27,050

Current maturities of operating lease liabilities	$5,932	$6,455
Operating lease liabilities, net of current maturities	22,095	23,022
Total lease liabilities	$28,027	$29,477

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	September 30,
	2026	2025
Weighted average remaining lease term	4.6 years	5.1 years
Weighted average discount rate	6.3%	6.2%

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$2,275	$2,262	$6,231	$6,859
Variable lease costs	432	407	1,528	1,571
Short-term lease costs	59	95	142	281
Sublease income	(652)	(413)	(1,962)	(1,194)
Total operating lease costs	$2,114	$2,351	$5,939	$7,517

Future maturities of the Company's operating lease liabilities and receipts from subleases as of September 30, 2026 were as follows:

	Lease Payments	Sublease Receipts
2026 (remainder of the year)	$1,982	$(547)
2027	7,589	(2,332)
2028	6,754	(2,533)
2029	6,058	(2,619)
2030	5,672	(2,309)
Thereafter	4,495	(1,383)
Total lease payments (receipts)	$32,550	$(11,723)
Less: imputed interest	(4,523)
Operating lease liability as of September 30, 2026	$28,027

Supplemental and other information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,225	$7,036

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
9. EARNINGS PER SHARE

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted net income (loss) per share computation for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$237	$(2,437)	$(6,698)	$(16,625)
Weighted average shares outstanding, basic	59,042,424	59,783,202	59,642,434	59,593,357
Effect of dilutive outstanding restricted stock units and stock options	213,032	—	—	—
Weighted average shares outstanding, diluted	59,255,456	59,783,202	59,642,434	59,593,357
Basic net income (loss) per share	$0.00	$(0.04)	$(0.11)	$(0.28)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.11)	$(0.28)

Diluted net income (loss) per share calculations for the three and nine months ended September 30, 2026 excluded 0.1 million and 1.1 million non-vested restricted stock units that would have been anti-dilutive, respectively. Diluted loss per share calculations for the three and nine months ended September 30, 2025 excluded 1.3 million and 1.4 million non-vested restricted stock units that would have been anti-dilutive, respectively. In addition, diluted loss per share calculations for the nine months ended September 30, 2025 excluded 8 thousand shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

10. SHARE-BASED PAYMENTS

The Company maintains a long-term incentive plan, the Third Amended and Restated 2018 Equity Incentive Plan (collectively with all amendments referred to as the "2018 Plan"), for employees, non-employee members of its Board of Directors (the "Board"), and consultants. The 2018 Plan, which is administered by the Board, allows the Company to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, common stock warrants, or a combination of awards (collectively, "share-based awards"). The Board also has broad authority to determine the terms and conditions of each option or other kind of equity award, adopt, amend and rescind rules and regulations for the administration of the 2018 Plan and amend or modify outstanding options, grants and awards. As approved by the Board and shareholders on April 16, 2026 and June 18, 2026, respectively, 8,000,000 shares of common stock have been authorized to be issued under the 2018 Plan.

The Company accounts for share-based payments through the measurement and recognition of compensation expense for share-based awards, primarily restricted stock units, made to employees, non-employee members of the Board, and consultants of the Company. The Company recorded share-based compensation expense of $0.5 million and $1.0 million in the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.2 million in the three and nine months ended September 30, 2025, respectively.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Restricted stock unit activity for the nine months ended September 30, 2026 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,045,584	$2.01
Granted	466,500	$1.51
Vested	(305,875)	$2.00
Forfeited	(124,125)	$1.93
Nonvested as of September 30, 2026	1,082,084	$1.80

During the nine months ended September 30, 2025, 448 thousand restricted stock units were granted at a weighted-average grant date fair value of $1.34. As of September 30, 2026, the Company had approximately $1.3 million of unrecognized share-based compensation related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

During the three and nine months ended September 30, 2026, respectively, the Company repurchased 0.7 million and 1.4 million shares of common stock at an average price of $1.46 and $1.42 per share, exclusive of incremental direct costs. As of September 30, 2026, approximately $8.0 million remained available under the share repurchase program.

The Company retired 1.4 million shares of treasury stock under the share repurchase program in both the three and nine months ended September 30, 2026. The shares were returned to the status of authorized but unissued shares.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The table below details the acquisition-date fair value of consideration transferred and the final purchase price allocation of acquired net assets.

Viagrow
Consideration
Cash	$1,013
Common stock	109
Contingent consideration	83
Deferred equity consideration	50
Total consideration	1,255

Assets and liabilities acquired
Inventory	275
Prepaids and other current assets	10
Property and equipment	41
Intangible assets	470
Goodwill	475
Customer deposits	(16)
Total	$1,255

13. COMMITMENTS AND CONTINGENCIES

IEEPA Tariff Refunds

Beginning in February 2025, the U.S. administration imposed tariffs on a broad range of imported goods under the International Emergency Economic Powers Act ("IEEPA"). On February 20, 2026, the U.S. Supreme Court ruled tariffs imposed under the IEEPA were not authorized, and on March 4, 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection ("CBP") to refund amounts previously collected. During April 2026, the CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs.

The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for the recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. The accounting classification for any IEEPA tariff refund, when recognized, reflects the original treatment of the underlying tariff costs.

During the three and nine months ended September 30, 2026, the Company received cash of $2.6 million from the CBP for IEEPA tariff refund recoveries. The recoveries were recognized as a reduction of cost of sales in the Condensed Consolidated Statements of Operations.

As of September 30, 2026, the Company did not record a receivable related to any potential future IEEPA tariff refunds as the amount and timing of any future recoveries remains uncertain. The Company continues to monitor these developments and their potential impact on its results of operations.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

During the year ended December 31, 2025 and the three and nine months ended September 30, 2026, the Company has been engaged in two legal matters related to a California employment class action dispute and a vendor contract dispute. As of September 30, 2026, the Company has recorded cumulative loss contingencies of approximately $1.7 million related to these matters, including $0.1 million during the three and nine months ended September 30, 2026. No loss contingency accruals were recorded in the nine months ended September 30, 2025 related to these matters. The Company continues to evaluate these matters and, while an additional loss is reasonably possible, the Company is unable to estimate a range of potential additional loss, if any.

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

Indemnifications

In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2026, the Company did not have any liabilities associated with indemnities.

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

14. RELATED PARTIES

The Company has engaged with a firm that employs an immediate family member of an officer of the Company as a partner. The firm provides certain legal services. Amounts paid to that firm in total were $0.1 million for both the three and nine months ended September 30, 2026 and were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, there was an immaterial amount outstanding due to the firm.

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

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Disaggregated revenue by segment is presented in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2026	2025	2026	2025
Cultivation and Gardening
Proprietary brand sales	$14,445	$12,112	$40,087	$32,498
Non-proprietary brand sales	21,158	26,262	62,313	69,648
Total Cultivation and Gardening	35,603	38,374	102,400	102,146
Storage Solutions
Commercial fixture sales	9,180	8,880	23,989	21,774
Total Storage Solutions	9,180	8,880	23,989	21,774
Total	$44,783	$47,254	$126,389	$123,920

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2026	2025	2026	2025
Cultivation and Gardening (1)
Consumables	$24,437	$26,170	$72,555	$75,787
Durables	11,166	12,204	29,845	26,359
Total Cultivation and Gardening	35,603	38,374	102,400	$102,146
Storage Solutions
Durables	9,180	8,880	23,989	$21,774
Total Storage Solutions	9,180	8,880	23,989	$21,774
Total	$44,783	$47,254	$126,389	$123,920

(1) During the first quarter of 2026, the Company internally began viewing certain items' product type designations (i.e., consumable or durable) differently. Comparative prior period disclosures have been reclassified to conform to the current period segment presentation.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Selected disaggregated information by segment, including significant segment expenses, is presented in the following tables for the three and nine months ended:

	Three Months Ended September 30, 2026
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$35,603	$9,180	$44,783
Cost of sales	24,947	5,310	30,257
Gross profit	10,656	3,870	14,526
Operating expenses
Store operations and other operational expenses:
Employee costs	1,856	781	2,637
Facilities	2,043	349	2,392
External service providers	125	28	153
Other segment items (1)	988	214	1,202
Total store operations and other operational expenses	5,012	1,372	6,384

Segment income from operations	5,644	2,498	8,142

Other corporate operating expenses
Selling, general, and administrative			6,824
Estimated credit losses			114
Depreciation and amortization			1,186
Impairment loss			70
Total other corporate expenses			8,194

Loss from operations			(52)
Other income			289
Net income before taxes			$237

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Nine Months Ended September 30, 2026
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$102,400	$23,989	$126,389
Cost of sales	75,566	14,237	89,803
Gross profit	26,834	9,752	36,586
Operating expenses
Store operations and other operational expenses:
Employee costs	5,711	2,276	7,987
Facilities	5,805	1,089	6,894
External service providers	294	67	361
Other segment items (1)	3,089	597	3,686
Total store operations and other operational expenses	14,899	4,029	18,928

Segment income from operations	11,935	5,723	17,658

Other corporate operating expenses
Selling, general, and administrative			20,208
Estimated credit losses			517
Depreciation and amortization			4,301
Impairment loss			290
Total other corporate expenses			25,316

Loss from operations			(7,658)
Other income			960
Net loss before taxes			$(6,698)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Three Months Ended September 30, 2025
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$38,374	$8,880	$47,254
Cost of sales	29,373	5,025	34,398
Gross profit	9,001	3,855	12,856
Operating expenses
Store operations and other operational expenses:
Employee costs	2,292	680	2,972
Facilities	2,530	304	2,834
External service providers	69	15	84
Other segment items (1)	1,149	206	1,355
Total store operations and other operational expenses	6,040	1,205	7,245

Segment income from operations	2,961	2,650	5,611

Other corporate operating expenses
Selling, general, and administrative			5,706
Estimated credit losses			98
Depreciation and amortization			2,649
Total other corporate expenses			8,453

Loss from operations			(2,842)
Other income			407
Net loss before taxes			$(2,435)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Nine Months Ended September 30, 2025
	Cultivation & Gardening	Storage Solutions	Total
Net sales	$102,146	$21,774	$123,920
Cost of sales	77,076	12,687	89,763
Gross profit	25,070	9,087	34,157
Operating expenses
Store operations and other operational expenses:
Employee costs	7,433	2,119	9,552
Facilities	7,931	1,100	9,031
External service providers	411	31	442
Other segment items (1)	4,226	653	4,879
Total store operations and other operational expenses	20,001	3,903	23,904

Segment income from operations	5,069	5,184	10,253

Other corporate operating expenses
Selling, general, and administrative			18,969
Estimated credit losses			353
Depreciation and amortization			8,921
Total other corporate expenses			28,243

Loss from operations			(17,990)
Other income			1,367
Net loss before taxes			$(16,623)

(1) Other segment items for each reportable segment include travel expenses, transaction fees, and other miscellaneous expenses.

The Company does not evaluate segments by assets or capital expenditures as it is not practical and does not inform any of its decision making processes. The CODM neither reviews nor requests this information.

16. RESTRUCTURING

On July 22, 2024, the Company announced a strategic restructuring plan (the "2024 Restructuring Plan") focused on long-term profitability and advancing growth initiatives in key areas of its Cultivation and Gardening segment such as its proprietary brands, commercial sales, and e-commerce business. The 2024 Restructuring Plan primarily included reductions in cost structure by closing and consolidating 12 redundant or underperforming retail locations, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

GROWGENERATION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The Company substantially completed its 2024 Restructuring Plan activities and had no remaining liability associated with the 2024 Restructuring Plan as of March 31, 2025. The Company incurred no costs related to the 2024 Restructuring Plan during the nine months ended September 30, 2026. For the 2024 Restructuring Plan overall, the Company incurred aggregate restructuring and restructuring-related costs of $3.5 million, of which $1.1 million were incurred during the nine months ended September 30, 2025. The 2024 Restructuring Plan costs are presented on the Condensed Consolidated Statements of Operations in the following table.

Nine Months Ended September 30,
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

17. SUBSEQUENT EVENTS

On November 6, 2026, the Company committed to a strategic restructuring plan (the "2026 Restructuring Plan") focused on long-term profitability in its Gardening and Cultivation segment as part of its accelerated, strategic transformation into a primarily commercial, proprietary-brand-driven business. The 2026 Restructuring Plan primarily includes reductions in cost structure by closing and consolidating four to five underperforming retail locations, workforce reductions, and other operational improvements. The Company expects that the restructuring activities associated with the 2026 Restructuring Plan will be substantially completed by the end of the first quarter of fiscal 2027.

The Company is not currently able to estimate the amount or range of amounts it will incur in connection with the 2026 Restructuring Plan, including charges related to the consolidation or elimination of real estate leases, employee termination benefits, and other associated costs. No amounts related to these events have been recognized in the accompanying Condensed Consolidated Financial Statements.

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

On February 20, 2026, the U.S. Supreme Court ruled tariffs imposed under the IEEPA were not authorized, and on March 4, 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection ("CBP") to refund amounts previously collected. During April 2026, the CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs. During the three and nine months ended September 30, 2026, we received cash of $2.6 million for IEEPA tariff refund recoveries, which we recognized as a reduction of cost of sales in the Condensed Consolidated Statements of Operations. While we continue to actively pursue refunds for additional amounts previously paid under the invalidated IEEPA tariffs, the timing and ultimate receipt of any additional refunds are uncertain. Refer to Note 13, Commitments and Contingencies, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding IEEPA tariff refunds.

The President has continued to utilize other statutory authorities to impose tariffs following the February 2026 U.S. Supreme Court ruling invalidating the previous IEEPA structure, including new and replacement tariffs. It is unclear at this time what impact tariffs will have on our future financial results, including whether we will be able to obtain more refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means. We continue to actively monitor these developments and the evolving tariff environment and its potential effects on our cost structure and supply chain. We will continue to explore and adjust our mitigation strategies as circumstances develop.

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

We make our products available to growers through a variety of channels, including our hydroponic retail locations, a commercial sales division that provides white glove service to commercial cultivators, a wholesale division that markets to mass-market retailers and independent resellers in both the hydroponic and traditional gardening markets, and an online platform at growgeneration.com, which includes a B2B customer portal for commercial and wholesale customers. Management believes that the Company has the largest chain of specialty retail hydroponic and organic garden centers in the U.S., with 19 retail locations across 9 states as of September 30, 2026. We closed four retail locations during the nine months ended September 30, 2026. Additionally, as discussed below, on November 6, 2026, management committed to a strategic restructuring plan which includes planned closures of four to five additional retail locations by the end of the first quarter of 2027. We continue to evaluate our retail footprint to identify cost redundancies and optimize coverage by leveraging nearby locations and our online sales platforms.

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

STRATEGIC RESTRUCTURING PLANS

On November 6, 2026, management committed to a strategic restructuring plan (the "2026 Restructuring Plan") focused on long-term profitability in our Cultivation and Gardening segment as part of our accelerated, strategic transformation into a primarily commercial, proprietary-brand-driven business. The 2026 Restructuring Plan primarily includes reductions in cost structure by closing and consolidating four to five underperforming retail locations, workforce reductions, and other operational improvements. We expect that the restructuring activities associated with the 2026 Restructuring Plan will be substantially completed by the end of the first quarter of fiscal 2027.

We are not currently able to estimate the amount or range of amounts we will incur in connection with the 2026 Restructuring Plan, including charges related to the consolidation or elimination of real estate leases, employee termination benefits, and other associated costs. Management intends to exclude the charges associated with the 2026 Restructuring Plan from our non-GAAP financial measures, including Adjusted EBITDA. No amounts related to these events have been recognized in the accompanying Condensed Consolidated Financial Statements.

In July 2024, we announced a restructuring plan (the "2024 Restructuring Plan") focused on key areas of our Cultivation and Gardening segment, which primarily included product development costs, digital transformation initiatives, reductions in cost structure by closing and consolidating 12 redundant or underperforming retail locations, workforce reductions, and other operational improvements in inventory management, sales and marketing, and administrative activities.

As of March 31, 2025, we had substantially completed our 2024 Restructuring Plan. For the 2024 Restructuring Plan overall, we incurred a total of approximately $3.5 million in restructuring and restructuring-related costs, of which approximately $1.1 million were incurred during the nine months ended September 30, 2025 as described in Note 16, Restructuring of our Notes to Condensed Consolidated Financial Statements in this report.

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

Operating Expenses

Operating expenses consist of the following components: store operations and other operational expenses; selling, general, and administrative; estimated credit losses; depreciation and amortization; and impairment losses when applicable. Store operations and other operational expenses consist primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers. Selling, general, and administrative expenses consist of corporate salaries, stock-based compensation, advertising and promotions, travel and entertainment, professional fees, insurance, and other corporate administrative costs. Selling, general, and administrative expenses as a percentage of net sales typically do not increase commensurately with an increase in net sales. Our largest expenses are generally related to employee compensation and leases, which are primarily fixed and not variable. Our advertising and marketing expenses are largely controllable and variable depending on the particular market.

RESULTS OF OPERATIONS

Comparison of the Unaudited Results for the Three Months Ended September 30, 2026 and 2025

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Three Months Ended September 30,
	2026		2025		Year-to-Year Variance
Net sales	$44,783	100.0%	$47,254	100.0%	$(2,471)	(5.2)%
Cost of sales	30,257	67.6%	34,398	72.8%	(4,141)	(12.0)%
Gross profit	14,526	32.4%	12,856	27.2%	1,670	13.0%
Operating expenses	14,578	32.6%	15,698	33.2%	(1,120)	(7.1)%
Loss from operations	(52)	(0.1)%	(2,842)	(6.0)%	2,790	98.2%
Other income	289	0.6%	407	0.9%	(118)	(29.0)%
Net income (loss) before income taxes	237	0.5%	(2,435)	(5.2)%	2,672	109.7%
Provision for income taxes	—	—%	(2)	—%	2	100.0%
Net income (loss)	$237	0.5%	$(2,437)	(5.2)%	$2,674	109.7%

Net Sales

Net sales for the three months ended September 30, 2026 were $44.8 million, a decrease of $2.5 million or 5.2% as compared to net sales of $47.3 million for the three months ended September 30, 2025.

The decrease in net sales was driven in part by our Cultivation and Gardening segment, which had net sales of $35.6 million for the three months ended September 30, 2026 compared to $38.4 million for the three months ended September 30, 2025. This decrease in net sales was primarily due to the closure of one retail location during 2025 subsequent to September 30, 2025 as well as the closure of four additional retail locations during 2026. This decrease was partially offset by increased penetration of sales to our commercial and wholesale customers and improvements in proprietary brand sales in the three months ended September 30, 2026. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the three months ended September 30, 2026 increased to 40.6% as compared to 31.6% for the three months ended September 30, 2025, largely driven by our continued strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands. The percentage of Cultivation and Gardening net sales related to consumable products for the three months ended September 30, 2026 was 68.6%, a slight increase from 68.2% for the three months ended September 30, 2025.

Net sales of commercial fixtures within our Storage Solutions segment increased to $9.2 million for the three months ended September 30, 2026 compared to $8.9 million for the three months ended September 30, 2025 as a result of increased demand for capital investments by our customers primarily in the retail industry.

Cost of Sales

Cost of sales for the three months ended September 30, 2026 was $30.3 million, a decrease of $4.1 million or 12.0% compared to $34.4 million for the three months ended September 30, 2025. The decrease in cost of sales largely corresponds to the 5.2% decrease in net sales as well as the improvement in the sales mix of proprietary brand sales, given that proprietary brand products generally carry lower product costs as a percentage of sales than non-proprietary brand products. Additionally, during the three months ended September 30, 2026 we recognized a $2.6 million reduction to cost of sales related to IEEPA tariff refunds, whereas no benefit related to refunds was recognized in the three months ended September 30, 2025. Refer to Note 13, Commitments and Contingencies, of our Notes to Unaudited Condensed Consolidated Financial Statements in this report for additional information regarding IEEPA tariff refunds.

Gross Profit

Gross profit was $14.5 million for the three months ended September 30, 2026 compared to $12.9 million for the three months ended September 30, 2025, an increase of $1.7 million or 13.0%. Gross profit related to the Cultivation and Gardening segment increased $1.7 million, or 18.4%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the $2.6 million reduction to cost of sales related to IEEPA tariff refunds as well as the increased sales mix of proprietary brand products during the three months ended September 30, 2026. These increases were partially offset by the overall decrease in net sales volume related to the previously discussed retail store closures as well as higher freight and inventory write-downs related to obsolescence incurred in the three months ended September 30, 2026. The Storage Solutions segment gross profit remained consistent at $3.9 million in each of the three months ended September 30, 2026 and 2025.

Gross profit margin was 32.4% for the three months ended September 30, 2026, an increase of 520 basis points from a gross profit margin of 27.2% for the three months ended September 30, 2025. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 29.9% for the three months ended September 30, 2026 as compared to 23.5% for the three months ended September 30, 2025. The $2.6 million reduction to cost of sales related to IEEPA tariff refunds contributed approximately 740 basis points to the Cultivation and Gardening gross profit margin, driving the increase from the three months ended September 30, 2025. Excluding this benefit, the Cultivation and Gardening gross profit margin decreased approximately 100 basis points as higher freight and obsolete inventory write-downs more than offset the gross profit margin improvement from an increased mix of proprietary brand products. The Storage Solutions gross profit margin decreased to 42.2% in the three months ended September 30, 2026 from 43.4% in the three months ended September 30, 2025, primarily as a result of industry pricing compression and higher cost of services for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative expense, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $14.6 million for the three months ended September 30, 2026 and $15.7 million in the three months ended September 30, 2025, a decrease of $1.1 million or 7.1%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers, were $6.4 million for the three months ended September 30, 2026 compared to $7.2 million for the three months ended September 30, 2025, a decrease of $0.9 million or 11.9%. The decrease in store operating costs was primarily driven by the closure of one retail location during 2025 subsequent to September 30, 2025 as well as the closure of four additional retail locations during 2026.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $8.1 million for the three months ended September 30, 2026 compared to $8.5 million for the three months ended September 30, 2025. The decrease was largely driven by reduced depreciation and amortization costs, which decreased $1.5 million or 55.2% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan and the closure of retail locations as well as certain intangible assets reaching the end of their estimated useful lives. This was partially offset by increased selling, general, and administrative costs of $1.1 million, or 19.6%, largely due to increased employee costs.

Impairment loss was $0.1 million in the three months ended September 30, 2026 and was related to a closed, wholly-owned retail location classified as held for sale. Refer to Note 5, Property and Equipment for additional information regarding our impairment loss.

Other Income

Other income was $0.3 million for the three months ended September 30, 2026 compared to $0.4 million for the three months ended September 30, 2025, a decrease of $0.1 million or 29.0%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

Comparison of the Unaudited Results for the Nine Months Ended September 30, 2026 and 2025

The following table presents, for the periods indicated, selected information from our unaudited Condensed Consolidated Statements of Operations, including information presented as a percentage of net sales:

	Nine Months Ended September 30,
	2026		2025		Year-to-Year Variance
Net sales	$126,389	100.0%	$123,920	100.0%	$2,469	2.0%
Cost of sales	89,803	71.1%	89,763	72.4%	40	—%
Gross profit	36,586	28.9%	34,157	27.6%	2,429	7.1%
Operating expenses	44,244	35.0%	52,147	42.1%	(7,903)	(15.2)%
Loss from operations	(7,658)	(6.1)%	(17,990)	(14.5)%	10,332	57.4%
Other income	960	0.8%	1,367	1.1%	(407)	(29.8)%
Net loss before income taxes	(6,698)	(5.3)%	(16,623)	(13.4)%	9,925	59.7%
Provision for income taxes	—	—%	(2)	—%	2	100.0%
Net loss	$(6,698)	(5.3)%	$(16,625)	(13.4)%	$9,927	59.7%

Net Sales

Net sales for the nine months ended September 30, 2026 were $126.4 million, an increase of $2.5 million or 2.0% as compared to net sales of $123.9 million for the nine months ended September 30, 2025.

The increase in net sales was primarily driven by our Storage Solutions segment, which increased its sales of commercial fixtures to $24.0 million for the nine months ended September 30, 2026 compared to $21.8 million for the nine months ended September 30, 2025 as a result of increased demand for capital investments by our customers primarily in the retail industry.

Our Cultivation and Gardening segment had net sales of $102.4 million for the nine months ended September 30, 2026 compared to $102.1 million for the nine months ended September 30, 2025, representing a slight increase of $0.3 million. This increase in net sales was primarily driven by increased penetration of sales to our commercial and wholesale customers and improvements in durable product sales due to increased demand for capital investments by our customers in the nine months ended September 30, 2026. As a result, the ratio of consumables net sales as a percentage of Cultivation and Gardening net sales was 70.9% in the nine months ended September 30, 2026, as compared to consumables net sales representing 74.2% of Cultivation and Gardening net sales in the nine months ended September 30, 2025. This increase in net sales was partially offset by retail store closures, including four retail locations during the nine months ended September 30, 2026 and one retail location closed in 2025 subsequent to September 30, 2025. Proprietary brand sales as a percentage of Cultivation and Gardening net sales for the nine months ended September 30, 2026 increased to 39.1% as compared to 31.8% for the nine months ended September 30, 2025, largely driven by our continued strategic initiatives to increase sales mix of our expanded portfolio of proprietary brands.

Cost of Sales

Cost of sales for each of the nine months ended September 30, 2026 and 2025 was $89.8 million. Cost of sales remained consistent despite a 2.0% increase in net sales primarily due to the $2.6 million reduction to cost of sales related to IEEPA tariff refunds recognized during the nine months ended September 30, 2026, whereas no benefit related to refunds was recognized in the nine months ended September 30, 2025. Additionally, the increased proportion of proprietary brand sales during the nine months ended September 30, 2026 contributed to the lower cost of sales as our proprietary brand products generally carry lower product costs as a percentage of sales than non-proprietary brand products. These benefits largely offset the higher sales volume and increased mix of durable products during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Gross Profit

Gross profit was $36.6 million for the nine months ended September 30, 2026 compared to $34.2 million for the nine months ended September 30, 2025, an increase of $2.4 million or 7.1%. Gross profit related to the Cultivation and Gardening segment increased $1.8 million, or 7.0%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the $2.6 million reduction to cost of sales related to IEEPA tariff refunds as well as the increased sales volume and mix of proprietary brand products. These increases were partially offset by higher sales mix of durable products, higher freight and obsolete inventory write-downs, and inventory sales discounts incurred in connection with retail location closures during the nine months ended September 30, 2026. Gross profit from our Storage Solutions segment increased $0.7 million or 7.3% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of increased sales volume.

Gross profit margin was 28.9% for the nine months ended September 30, 2026, an increase of 130 basis points from a gross profit margin of 27.6% for the nine months ended September 30, 2025. The increase in gross profit margin was largely driven by the Cultivation and Gardening segment, which had a gross profit margin of 26.2% for the nine months ended September 30, 2026 as compared to 24.5% for the nine months ended September 30, 2025. The $2.6 million reduction to cost of sales related to IEEPA tariff refunds contributed approximately 260 basis points to the Cultivation and Gardening gross profit margin, driving the increase from the nine months ended September 30, 2025. Excluding this benefit, the Cultivation and Gardening gross profit margin decreased approximately 90 basis points as higher sales mix of durable products, higher freight and obsolete inventory write-downs, and inventory sales discounts more than offset the gross profit margin improvement from an increased mix of proprietary brand products. The Storage Solutions gross profit margin decreased to 40.7% in the nine months ended September 30, 2026 from 41.7% in the nine months ended September 30, 2025, primarily as a result of industry pricing compression and higher cost of services for the Storage Solutions segment.

Operating Expenses

Operating expenses are comprised of store operations and other operational expenses, selling, general, and administrative expense, estimated credit losses, depreciation and amortization, and impairment loss. Operating expenses were $44.2 million for the nine months ended September 30, 2026 and $52.1 million in the nine months ended September 30, 2025, a decrease of $7.9 million or 15.2%.

Store operating costs and other operational expenses, which consisted primarily of payroll, rent and utilities, and specifically identifiable operating costs related to our retail locations and distribution centers, were $18.9 million for the nine months ended September 30, 2026 compared to $23.9 million for the nine months ended September 30, 2025, a decrease of $5.0 million or 20.8%. The decrease in store operating costs was primarily driven by the closure of one retail location during 2025 subsequent to September 30, 2025 as well as the closure of four additional retail locations during 2026.

Total corporate overhead, which is comprised of selling, general, and administrative expense, estimated credit losses, and depreciation and amortization expense, was $25.0 million for the nine months ended September 30, 2026 compared to $28.2 million for the nine months ended September 30, 2025. The decrease was largely driven by reduced depreciation and amortization costs, which decreased by $4.6 million or 51.8% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily as a result of asset retirements in conjunction with the restructuring plan and the closure of retail locations as well as certain intangible assets reaching the end of their estimated useful lives. This was partially offset by a $1.2 million increase to selling, general, and administrative costs, related to employee and professional services costs, and a $0.2 million increase to estimated credit losses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Impairment loss was $0.3 million in the nine months ended September 30, 2026 and was related to a closed, wholly-owned retail location classified as held for sale. Refer to Note 5, Property and Equipment for additional information regarding our impairment loss.

Other Income

Other income was $1.0 million for the nine months ended September 30, 2026 compared to $1.4 million for the nine months ended September 30, 2025, a decrease of $0.4 million or 29.8%. The decrease in other income was primarily attributable to decreased investment income on our marketable securities.

Use of Non-GAAP Financial Information

The following non-GAAP financial measures of EBITDA and Adjusted EBITDA are not in accordance with, or an alternative for, generally accepted accounting principles ("GAAP") and should be considered in addition to, and not as a substitute for, the most directly comparable GAAP financial measures. We believe these non-GAAP financial measures, when used in conjunction with their most directly comparable GAAP financial measures, net income (loss), provide meaningful supplemental information to both management and investors, facilitating the evaluation of performance across reporting periods, identification of trends affecting our business, and projection of future performance. Management uses these non-GAAP financial measures for internal planning and reporting purposes, and we believe that these non-GAAP financial measures may be useful to investors in their assessment of our operating performance, our ability to generate cash, and valuation. In addition, these non-GAAP financial measures address questions routinely received from analysts and investors and, in order to ensure that all investors have access to the same data, we have determined that it is appropriate to make this data available to all investors. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed in isolation as substitutes for net income (loss) as indicators of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). GrowGeneration defines EBITDA as net income (loss) before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude certain items such as stock-based compensation, impairment losses, restructuring and corporate rationalization costs, and other non-core or non-recurring expenses and to include income from our marketable securities as these investments are part of our operational business strategy and increase the cash available to us.

Set forth below is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$237	$(2,437)	$(6,698)	$(16,625)
Provision for income taxes	—	2	—	2
Interest income	(289)	(407)	(960)	(1,367)
Depreciation and amortization	1,186	2,649	4,301	8,921
EBITDA (1)	$1,134	$(193)	$(3,357)	$(9,069)
Share-based compensation	474	421	999	1,239
Investment income	277	407	870	1,379
Acquisition transaction costs	—	9	—	59
Impairment loss	70	—	290	—
Restructuring plan	—	—	—	1,141
Consolidation and other charges (2)	321	694	2,145	1,257
Adjusted EBITDA (1)	$2,276	$1,338	$947	$(3,994)
(1) EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 include $2.6 million of IEEPA tariff refunds related to tariff costs incurred and recognized in prior periods. Consistent with the Company’s treatment of the related tariff costs, which were not excluded from EBITDA and Adjusted EBITDA, the refunds have not been excluded.

(2) Consists primarily of expenditures related to legal settlements and contingencies, the activity of store and distribution consolidation, one-time severances outside of the restructuring plan announced July 2024, and other non-core or non-recurring expenses

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2026, we had working capital of $75.8 million compared to working capital of $77.8 million as of December 31, 2025, a decrease of $1.9 million. The decrease in working capital from December 31, 2025 to September 30, 2026 was due primarily to a net decrease in cash, cash equivalents, and marketable securities as a result of net cash used in operating activities as discussed below.

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $41.8 million. Currently, we are not aware of any extraordinary demands, commitments, or uncertainties that would materially reduce our current working capital. Our material future cash requirements from contractual and other obligations relate primarily to our operating leases. Refer to Note 8, Leases, of the Condensed Consolidated Financial Statements for additional information regarding leases.

We may need additional financing through equity offerings and/or debt financings in the future to continue to expand our business consistent with our growth strategies. However, management believes that the Company has sufficient liquidity to fund operations and meet its obligations as they become due for at least the next twelve months from the date of this filing. To date, we have primarily financed our operations through the issuance of common stock and warrants as well as cash generated from operations.

Cash Flows

The following discussion sets forth the major sources and uses of cash for the nine months ended September 30, 2026 and 2025.

Operating Activities

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2026 was $3.6 million compared to $7.2 million for the nine months ended September 30, 2025. The decrease in cash used in operating activities was primarily attributable to a lower net loss during the current period, as discussed previously within the Results of Operations, and changes in our operating assets and liabilities, including a $5.2 million reduction in inventory compared to a $0.4 million reduction in the prior period, reflecting continued sell-through of inventory. These benefits were partially offset by increases in accounts and notes receivable and a decrease in customer deposits during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Investing Activities

Net cash and cash equivalents provided by investing activities for the nine months ended September 30, 2026 was $1.2 million compared to $7.2 million for the nine months ended September 30, 2025. Investing activities for the nine months ended September 30, 2026 were attributable to the maturity of marketable securities of $14.3 million and proceeds from disposal of assets of $1.3 million, primarily related to the completion of the sale of building and land associated with a closed retail location that had been previously classified as held for sale. This was offset by the investment of excess cash into marketable securities of $13.9 million and purchases of property and equipment of $0.5 million. Investing activities for the nine months ended September 30, 2025 were primarily attributable to the maturity of marketable securities of $33.7 million, offset by the investment of excess cash into marketable securities of $25.0 million, $1.0 million of cash paid for the Viagrow acquisition, and purchases of property and equipment of $0.4 million.

Financing Activities

Net cash and cash equivalents used in financing activities for the nine months ended September 30, 2026 was $2.1 million and was primarily attributable to common stock repurchased under our share repurchase program. Net cash and cash equivalents used in financing activities for the nine months ended September 30, 2025 was $0.1 million and was attributable to common stock withheld for employee payroll taxes.

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

As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

During the year ended December 31, 2025 and the three and nine months ended September 30, 2026, the Company has been engaged in two legal matters related to a California employment class action dispute and a vendor contract dispute. As of September 30, 2026, the Company has recorded cumulative loss contingencies of approximately $1.7 million related to these matters, including $0.1 million during the three and nine months ended September 30, 2026. No loss contingency accruals were recorded in the nine months ended September 30, 2025 related to these matters. The Company continues to evaluate these matters and, while an additional loss is reasonably possible, the Company is unable to estimate a range of potential additional loss, if any.

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

The following table contains information for shares of common stock repurchased pursuant to the program during the three months ended September 30, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2026	560,570	$1.46	560,570	$8,184,760
August 1 - August 31, 2026	122,956	1.48	122,956	8,002,496
September 1 - September 30, 2026	830	1.50	830	8,001,251
Total	684,356	$1.46	684,356	$8,001,251

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of GrowGeneration Corp. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on November 9, 2015)
3.2	Amended and Restated Bylaws of GrowGeneration Corp. (Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on March 11, 2020)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Financial and Accounting Officer*
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2026.

GrowGeneration Corp.

By:	/s/ Darren Lampert
Darren Lampert, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Sanders
Gregory Sanders, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)